Form 10-Q
period 2018-09-30
ADIAL PHARMACEUTICALS, INC.
filed 2018-11-14
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of November 13, 2018 was 6,556,249.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$4,816,705	$18,248
Prepaid expenses and other current assets	428,594	9,000
Total Current Assets	5,245,299	27,248

Intangible assets – net	6,875	7,298
Total Other Assets	6,875	7,298

Total Assets	$5,252,174	$34,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$184,203	$342,082
Senior note, net of discount of $186,397 at September 30, 2018	138,603	–
Senior secured bridge notes – related parties, net of discount of 23,363 at December 31, 2017	–	351,637
Subordinated notes – related parties, net of discount of $11,685 at December 31, 2017	–	103,315
Convertible notes payable, net of discount of $687 at December 31, 2017, related parties $132,854	–	234,313
Derivative liability	–	752
Total Current Liabilities	322,806	1,032,099

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, 5,000,000 shares authorized, par value of $0.001, 0 shares issued and outstanding	–	–
Common Stock, 50,000,000 shares authorized, par value of $0.001, 6,556,249 shares and 3,268,005 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6,556	3,268
Additional paid in capital	15,689,034	(596,829)
Accumulated deficit	(10,766,222)	(403,992)
Total Stockholders’ Equity (Deficit)	4,929,368	(997,553)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,252,174	$34,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development expenses	$188,435	$27,797	$320,838	$130,136
General and administrative expenses	160,173	160,737	507,727	408,656
Equity-based compensation	3,467,491	73,882	5,068,514	134,700
Total Operating Expenses	3,816,099	262,416	5,897,079	673,492

Loss From Operations	(3,816,099)	(262,416)	(5,897,079)	(673,492)

Other Income (Expense)
Interest income	–	–	–	367
Gain (loss) on debt extinguishments	(3,496,743)	–	(3,484,502)	–
Interest expense and financing charges	(878,082)	(30,210)	(980,649)	(62,339)
Total other income (expense)	(4,374,825)	(30,210)	(4,465,151)	(61,972)

Loss Before Provision For Income Taxes	(8,190,924)	(292,626)	(10,362,230)	(735,464)
Provision for income taxes	–	–	–	–

Net Loss	$(8,190,924)	$(292,626)	$(10,362,230)	$(735,464)

Net loss per share, basic and diluted	$(1.48)	$(0.09)	$(2.51)	$(0.23)

Weighted average shares, basic and diluted	5,546,749	3,267,388	4,132,299	3,268,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	3,260,987	$3,261	$9,831,491	$(9,938,245)	$(103,493)
Conversion from LLC to C Corporation	–	–	(10,673,709)	10,673,709	–
Equity-based compensation	–	–	205,396	–	205,396
Sale of Common Stock	7,018	7	39,993	–	40,000
Net loss	–	–	–	(1,139,456)	(1,139,456)
Balance, December 31, 2017	3,268,005	$3,268	$(596,829)	$(403,992)	$(997,553)
Equity-based compensation – stock granted for Performance Bonus Plan cancellation	292,309	292	1,461,253	–	1,461,545
Equity-based consideration – stock and warrants granted on IPO	388,860	389	3,436,017	–	3,436,406
Equity-based compensation – stock option expense	–	–	170,563	–	170,563
Senior Note Beneficial Conversion Feature	–	–	52,050	–	52,050
Warrant Issued with senior note	–	–	222,950	–	222,950
Sale of common stock and warrants in IPO	1,464,000	1,464	7,320,242	–	7,321,706
IPO Issuance Expense	–	–	(1,053,774)	–	(1,053,774)
Stock stock and warrants issued in connection with debt settlements	442,220	442	4,131,956	–	4,132,398
Conversion of convertible notes payable on IPO	700,854	701	544,606	–	545,307
Net loss	–	–	–	(10,362,230)	(10,362,230)
Balance, September 30, 2018	6,556,248	$6,556	$15,689,034	$(10,766,222)	$4,929,368

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,362,230)	$(735,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	5,068,514	134,700
Non-cash interest expense	745,659	–
Amortization of intangible assets	423	423
Amortization of debt discounts	166,275	57,343
Loss (gain) on debt extinguishment	3,484,502	–
Changes in operating assets and liabilities:		–
Prepaid expenses and other current assets	(419,594)	(12,697)
Other assets	–	2,250
Accounts payable and accrued expenses	(78,024)	180,685
Net cash used in operating activities	(1,394,475)	(372,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable – related party	–	35,117
Net cash provided by investing activities	–	35,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock and Warrants in IPO	6,267,932	–
Proceeds from sale of class B units	–	40,000
Proceeds from Senior Note	275,000	–
Proceeds from Senior Secured Bridge Note	–	250,000
Proceeds from Senior Secured Notes, including related party	410,000	–
Repayment of Senior Secured Bridge Note	(150,000)	–
Repayment of Senior Secured Notes, including related party	(510,000)	–
Repayment of Senior Secured Bridge Note Contingent Payable	(100,000)	–
Net cash provided by financing activities	6,192,932	290,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,798,457	(47,643)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	18,248	87,993

CASH AND CASH EQUIVALENTS-END OF PERIOD	$4,816,705	$40,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,160	$–
Income taxes paid	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants for financing costs classified as debt discount	$222,950	$–
Beneficial conversion discount on convertible notes payable	$52,050	$–
Exchange of Subordinated notes in the amount of $115,639 for Senior secured notes	$100,000	$–
Stock and warrants issued per terms of June 2018 notes and Firstfire note	$3,747,207	$–
Stock and warrants issued for MVA agreement	$385,191	$–
Stock and warrants issued for conversion of $235,000 note	$545,307	$–

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

The Company is planning its first Phase 3 clinical trial of its lead compound AD04 (“AD04”) for the treatment of alcohol use disorder as the, will commence the trial as soon as possible, and will complete the trial as necessary funding becomes available (Note 2). Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of alcohol use disorder rather than the previously required abstinence-based endpoints. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as obesity, smoking, and drug addiction.

In July 2018, the Company raised proceeds of $6.3 million in an initial public offering (the “IPO”), net of offering expenses. On July 27, 2018, the shares of common stock and Offering Warrants began trading on the Nasdaq Capital Market under the symbols “ADIL” and “ADILW”, respectively.

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

Liquidity and Uncertainties

The Company’s management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt as to its ability to continue as a going concern for at least one year after the financial statements are issued. The Company continues to be in the pre-revenue development stage and is in the process of planning and executing a Phase 3 clinical trial. As of September 30, 2018, the Company had an accumulated deficit of approximately $10.8 million, and has incurred net losses of approximately $10.4 million for the nine months ended September 30, 2018, as well as annual losses since inception. In the quarter ended September 30, 2018, the Company raised gross proceeds of $6.3 million in an initial public offering (the “IPO”), net of offering expenses. As of September 30, 2018, the Company had cash on hand of approximately $4.8 million after repayment of obligations triggered by the IPO and other operating expenses. Based on the current development plans for AD04 in both the U.S. and foreign markets and the Company’s other operating requirements, the existing cash at the financial statement issue date will be sufficient to fund operations for at least the next twelve months following that date. However, it is not expected that the existing cash at the financial statement issue date will be sufficient to complete the planned Phase 3 clinical trial of AD04.

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

Basic and Diluted Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) in the text of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive (dilutive of a loss).

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of stock, which are all voting shares. For purposes of these statements, the conversion of units into shares of common stock associated with the reorganization of ADial Pharmaceuticals, LLC into Adial Pharmaceuticals, Inc. (see Note 8) on October 1, 2017 has been retroactively reflected for all periods presented.

For the nine months ended September 30, 2018 and 2017, all of the Company’s potentially dilutive securities (warrants, options, and unit warrants) were anti-dilutive and were therefore excluded from computation of diluted earnings per share. The total number of potentially dilutive Common Shares that were excluded were 5,254,041 and 656,837 at September 30, 2018, and 2017, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At September 30, 2018, the Company held a balance in a money market account that exceeded federally insured limits by approximately $4.3 million. There were no accounts that exceeded federally insured limits at December 31, 2017.

Intangible Assets

Intangible assets consist primarily of trademarks and copyrights. The trademarks and copyrights are being amortized using the straight-line method based on an estimated useful life of 20 years.

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

Research and Development

Research and development expenses include, but are not limited to, employee-related expenses including salaries, benefits and stock-based compensation of research and development personnel, fees associated with consultants supporting our research and development endeavors, expenses incurred under agreements with contract research organizations and costs associated with pre-clinical activities. These costs are charged to operations as incurred as research and development expense.

Embedded Derivative Liability — Convertible Notes

The Company had convertible notes outstanding at December 31, 2017 with a default payment provision (a default provision that required payment of three times the outstanding principal amount plus accrued interest). The Company determined that the default provision was an embedded component that qualified as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. ASC 815 – 15 – 25 – 42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative was recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations (see Note 6).

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current liabilities, convertible notes, Senior Notes, Senior Secured Bridge Notes, and Subordinated Notes (all as defined below) are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of all other financial liabilities at cost approximates fair value.

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

Earnings per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging — In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company early adopted ASU 2017-11 at the beginning of the second quarter of 2018; there was no effect on the financial statements at the time of adoption.

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

3 — SENIOR SECURED NOTES

Senior Secured Bridge Note

Effective May 1, 2017, the Company entered into a senior secured bridge note financing with a third party investment fund (the “Senior Holder”) for the principal sum of $287,500 (the “Senior Secured Bridge Note”) of which $250,000 was received as proceeds and $37,500 was recorded as original issue discount. The interest on the principal amount was at the rate of two percent per annum. The maturity date at issue was November 1, 2017, at which time the principal and accrued and unpaid interest and other fees therein, was due and payable. The Senior Secured Bridge Note was secured by all the assets held by the Company.

After previously amending the Senior Secured Bridge Note and extending its terms on October 23, 2017 and November 20, 2017, on February 22, 2018, the Company executed an agreement to settle in full the outstanding Senior Secured Bridge Note. Under the terms of this agreement, the Company paid $150,000 at time of execution of the settlement and was to pay an additional cash payment of $100,000 at the earlier of the Next Financing or at the same time and in equal amount (up to a maximum of $100,000) as payments are made to MVA under the senior secured note held by MVA (see below). Failure to make the payment in full at the time of the Next Financing or of payments to MVA would render the settlement agreement null and void. In addition, at such time as the Company completed the Next Financing, the Company agreed to issue (i) warrants to purchase a number of shares of the Company’s common stock equal to $325,000 divided by the price per share of the Next Financing; and (ii) a number of shares of the Company’s common stock equal to $50,000 divided by the price per unit of the Next Financing. The warrants were to have an exercise price equal to the price per share of the Next Financing and a term of two years.

At the time of the restructuring, the principal due on the Senior Secured Bridge Note was $375,000. The remaining debt discount of $23,363 was amortized to interest expense through the previous due date February 5, 2018 and $150,000 of the principal was repaid, leaving a principal balance outstanding of $225,000.

On July 31, 2018, on completion of the IPO and as required under the terms of the settlement agreement, the Company made a cash payment of $100,000 to the holder of the Senior Secured Bridge Note and issued 10,020 shares of common stock and warrants to purchase 65,130 shares of common stock at an exercise price of $4.99 per share. The net loss on extinguishment of the Senior Secured Bridge Note was $97,593.

Interest expense on the Senior Secured Note in the three months and nine months ended September 30, 2018 was $1,068 and $24,431, respectively.

Senior Secured Notes (Related Parties $470,000)

On February 22, 2018 and March 1, 2018, the Company entered Security Purchase Agreements to issue Secured Notes (the “Secured Notes”) to a number of Company directors and a consultant in the aggregate principal amount of $510,000. The Secured Notes ranked pari passu with respect to seniority to one another, were senior to all other debt, and were secured against all assets of the Company. The Secured Notes matured on July 1, 2018 and bore 18% interest, payable at maturity or at the time of the Company’s next equity or debt, including, without limitation, an IPO or a change of control of us. In the event of default, the outstanding principal and accrued interest would become due and payable, and the interest rate was to increase to 24.99%. Additionally, the Company had the option to extend the due date of the Secured Notes upon payment of the extension fee of 25% of the principal amount for extension to the fifth month anniversary of the issue date, payment of an additional 35% of the principal amount for extension to the sixth month anniversary of the issue date, and payment of an additional 35% of the principal amount for extension to the seventh month anniversary of the issue date. The Secured Notes were issued for $100,000 in debt exchanged for subordinated notes, with the remaining amount of cash proceeds received.

Additionally, upon the consummation by the Company of any debt or equity financing in the amount of $2 million or more (the “Next Financing”), the Company agreed to issue to the holders of the Secured Notes (i) warrants to purchase the securities offered in the Next Financing, such aggregate number of securities to be equal to 400% of the aggregate principal amount of the Secured Notes divided by the price per security of the Next Financing; and (ii) an aggregate number of the securities offered equal to 400% of the of the aggregate principal amount of the Secured Notes divided by the price per security of the Next Financing Secured Notes. The warrants to be issued were to have an exercise price equal to the price per security of the Next Financing and a term of five years.

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

On July 31, 2018, upon the consummation of the IPO and as required by the terms of the Secured Notes, the principal and interest outstanding of the Secured Notes was paid in full and 408,000 units (376,000 units to related parties), each unit consisting each of a share of common stock and a warrant to purchase of a share of common stock at an exercise price of $6.25 per share and 408,000 Unit Warrants (376,000 Unit Warrants to related parties) were issued, as a result of which the obligation of the Company with respect to Senior Secured Notes were fully satisfied. The net loss on the Senior Secured Notes was $3,399,902.

For the three months and nine months ended September 30, 2018, interest and financing charges on the Secured Notes was $524,863 and $548,229, respectively.

Senior Note

On June 3, 2018, the Company entered into a Security Purchase Agreement in the principal amount of $325,000 to one accredited institutional investor (the “June 2018 Senior Note”). The June 2018 Senior Note ranked pari passu with respect to seniority as to payment with the $510,000 in outstanding other Secured Notes, senior as to payment as to all other outstanding debt and is secured by a lien on substantially all of the Company’s assets. The June 2018 Senior Note was issued at an original issue discount of 15.4%, or $50,000, does not bear interest and is payable on March 5, 2019 or upon an earlier event of default, including, without limitation, a change of control of the Company.

The June 2018 Senior Note is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment for certain dilutive issuances. Additionally, in the event of the consummation by the Company of a Dilutive Financing (defined as any debt or equity financing in the amount of $2,000,000 or more, at a price of less than $4.00 per share of common stock), the Company has agreed to reduce the conversion price then in effect to a price equal to 50% of the per share price of the common stock issued in the Dilutive Financing. The Company also issued to the investor a warrant to purchase 300,000 shares of our common stock exercisable at $3.75 per share which will be exercisable for a term of five years. The lender agreed to be subject to the underwriter’s six month lockup, post-IPO. At the time of the issuance of the note, the Company discounted the principal by $222,950 for the relative value of the warrants issued and $52,050 for the relative value of the beneficial conversion feature, for total additional paid in capital of $275,000, which was the entire cash value of the Note at issuance.

At September 30, 2018 the balance of the June 2018 Secured Note was $138,603, net of discounts of $186,397. For the three months and nine months ended September 30, 2018, interest expense on the June 2018 Secured Note was $109,927 and $138,603, respectively.

4 — SUBORDINATED NOTES — RELATED PARTIES

On November 20, 2017, the Company entered into subordinated notes (the “Subordinated Notes”), subordinate to the Senior Secured Bridge Note, with certain insiders, including Directors and a Consultant, (the “Subordinated Holders”) in the aggregate principal amount of $115,000, of which $100,000 was received as proceeds and $15,000 was recorded as original issue discount. In the event of default, the full principal amount of $115,000 plus accrued interest would be immediately due and payable to the Subordinated Holder; in addition, interest on the outstanding principal and accrued interest would increase to 15% and $25,000 would be due and payable to Subordinated Holder for every calendar month the note is in default until full payment were made. Because the default provisions required payment of significant penalties in the case of a default event (greater than 10% of the principal), the default provision was determined to be a derivative instrument. (Refer to Note 6 for derivative liability disclosure.) In addition, upon repayment, the Subordinated Holders were to receive warrants to purchase shares of the Company’s common stock in the amount equal to the principal of the Subordinated Notes and at an exercise price per share equal to 100% of the IPO price. The warrants were to provide for a cashless exercise and were to be exercisable nine months from issue date. As a result of the settlement of these securities for newly issued Secured Notes (see below), no stock or warrants were issued as a result of these provisions of the Subordinated Notes.

On February 22, 2018 the Subordinated Holders settled the Subordinated Notes for newly issued Senior Secured Notes in the principal amount of $100,000, in full and complete satisfaction of the all obligations, including the principal sum of the Subordinated Notes, all accrued and unpaid interest thereon, and warrant issuance obligations. As a result of this settlement, the Company realized a gain of $12,241.

For the three months and nine months ended September 30, 2018, interest expense on the notes was $0 and $4,637, respectively.

5 — CONVERTIBLE NOTES

In September and December, 2016, the Company issued convertible notes (the “2016 Convertible Notes”) with an outstanding unsecured principal amount of $235,000 to its members, including Directors and Officers. The principal and interest was originally due in 2029, and the 2016 Convertible Notes bore interest at a rate of 15% per annum.

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

Convertible notes, held by Directors and Officers of the Company, totaled $132,854 in principal at December 31, 2017.

On July 31, 2018, as a result of the completion of the IPO and as required under the terms of the 2016 Convertible Notes, the outstanding principal and accrued interest on the 2016 Convertible Notes was converted at the Conversion Cap Price to 700,854 shares of common stock and 700,845 warrants to purchase shares of common stock at an exercise price of $6.25 per share, of which 395,118 share of common stock and 395,118 warrants to purchase shares of common stock at an exercise price of $6.25 per share were issued to related parties. These securities were issued to the note holders, fully satisfying the Company’s obligations with respect to the 2016 Convertible Notes. At the time of the conversion, the Company recognized a net gain on extinguishment of $752.

The total interest expense on these notes in the three months and nine months ended September 30, 2018 was $242,224 and $264,749, respectively. Interest and financing changes on these notes in the year ended December 31, 2017 was $39,325. Interest expense on these notes for the three and nine months ended September 30, 2017 was $10,022 and $28,981, respectively.

6 — DERIVATIVE LIABILITY

The Senior Secured Bridge Notes, Subordinated Notes, and the Convertible Notes included default provisions that required payment of significant penalties in the case of a default event (greater than 10% of the principal). These default payment provisions were determined to be derivative instruments, and derivative liabilities were recognized.

The probability of a liquidity event and consequent repayment of the issuance of these notes at the time of their issuance and period end was sufficiently high that the resulting derivative liabilities were immaterial. The Company used the Monte-Carlo valuation model to determine the fair value of the derivative liability, using the following key assumptions for the nine months ended September 30, 2018 and year ended December 31, 2017.

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

On January 29, 2018, the Company entered a Medical Translations services agreement with Medico-Trans Company, LLC (“MTC”), a company under the control of the Chairman of the Board, whereby MTC agreed to perform $67,304 in medical translation services, to be paid on occurrence of a qualified financing of $2,000,000 or more; or, in the event that a qualified financing had not taken place by February 10, 2018, for installment payments of $22,000 on February 10, 2018, $22,000 on March 10, 2018, and the remaining balance on April 10, 2018, and to issue to MTC on consummation of a qualified financing a number of shares of common stock equal to $201,911 divided by the price per share of the qualified financing. In the nine months ended September 30, 2018, the Company made $68,540 in payments to MTC, paying the entire balance and accrued interest thereon. Of these payments, $51,540 were in cash, and the remaining $17,000 payment was converted to the principal balance of a Senior Note (see Note 3).

On January 29, 2018, William B. Stilley made a payment of $21,000 to Kilburn & Strode, a patent firm, on behalf of the Company for expenses relating to validation of Adial patents, and for which he submitted an expense report. On March 1, 2018 the expense report payable was converted to the principal balance of a Senior Note (see Note 3).

On February 22, 2018, the Company executed a Backstop Commitment Agreement (“BCA”) with MVA 151 Investors, LLC (“MVA”), a company controlled by Company Director Kevin Schuyler, pursuant to which MVA agreed to guarantee the purchase of up to $242,000 (“the Backstop Amount”) in the principal amount of Secured Notes then offered for subscription and unsubscribed on March 1, 2018 (the “Backstop Commitment”). In consideration of this backstop commitment, at such time as the Company completed the Next Financing, the Company agreed to issue MVA (i) warrants to purchase a number of shares of the Company’s common stock equal to 150% of the Backstop Amount divided by the price per share of the Next Financing and (ii) a number of units of Company common stock equal to 50% of the Backstop Amount divided by the price per share of the Next Financing. The warrants are to have an exercise price equal to the price per share of the Next Financing and a term of five years. On March 1, MVA invested $92,000 in Secured Notes as a result of the BCA, this amount being the $242,000 backstop amount less $150,000 in additional subscriptions received between February 22, 2018 and March 1, 2018. This investment fully satisfied the Backstop Commitment and left MVA with no further associated obligation to invest. At the time of the IPO, the Company issued MVA 151 Investors 24,200 shares of common stock, 24,200 warrants to purchase a share of common stock at an exercise price of $6.25, and 72,600 warrants to purchase a unit (each unit consisting of a share of common stock and a warrant to purchase a share of common stock at an exercise price of $6.25) at an exercise price of $5.00 per unit. The total cost of the issuances made as a result of the backstop agreement was $385,181, included in the net loss recognized on the Senior Secured Notes (see Note 3).

See Notes 3, 4, 5, 7 and 9 for related party debt transactions and Note 11 for additional related party transactions entered into after September 30, 2018.

8 — STOCKHOLDERS’ EQUITY (DEFICIT)

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

On July 31, 2018, the Company concluded its initial public offering of 1,464,000 units, each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock with an exercise price of $6.25 (the “Offering Warrants”). The units were sold to the public at a price of $5.00 per unit. The underwriters were granted an overallotment option to purchase up to 219,600 shares of common stock at $4.99 per share and up to 219,600 Offering Warrants for $0.01 per Offering Warrant. The underwriters exercised their overallotment option to purchase 170,652 Offering Warrants for $1,707 (see below). The Company also granted 58,560 warrants to the underwriter. Gross proceeds of the offering, totaled $7,321,706, which after offering expenses, resulted in net proceeds of $6,267,932.

On July 31, the Company issued 700,854 shares of common stock as part of units to holders of the 2016 Convertible Notes on conversion at consummation of the IPO, resulting in $545,307 recorded in equity upon conversion.

On July 31, the Company issued 388,860 shares of common stock and 444,608 warrants to consultants, employees, and contractors on consummation of the IPO, which resulted in equity-based compensation expenses of $3,436,406. Additionally, the Company issued 442,220 shares of common stock,  480,600 warrants in units and 497,330 warrants in common stock resulting in $4,132,398 recorded in equity due to stock and warrants issuances in connection with debt settlements.

The following table provides the activity in stock options for the nine months ended September 30, 2018.

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2017	174,282	9.51	$5.70	$4.23
Issued	–	NA	NA	NA
Cancelled	–	NA	NA	NA
Outstanding September 30, 2018	174,282	8.76	$5.70	$4.23
Outstanding, 2018, vested and exercisable	67,570	8.76	$5.70	$4.23

At September 30, 2018, the exercise price of the options was above the fair value of shares of common stock, so intrinsic value totals of the outstanding options were $0.

The Company valued these options using the Black-Scholes option pricing model. The total value of options granted in 2017 was $737,813, based on weighted average assumptions of a term on issue of 5.8 years, exercise price of $5.70 per share, underlying stock price per share of $5.59, annual volatility of the underlying stock price of 91% and risk free rate of 2.34%. During the three and nine months ended September 30, 2018, total equity-based compensation expense from the options issued was $31,473 and $170,563, respectively. During the three and nine months ended September 30, 2017, total equity-based compensation expense from the options issued was $65,129, and $65,129, respectively. As of September 30, 2018, $435,826 in further compensation expense resulting from issued options remained to be recognized over a weighted average remaining vesting period of 1.77 years.

The following table provides the activity in warrants for the nine months ended September 30, 2018.

	Total Warrants Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding December 31, 2017	482,555	11.20	$5.51
Issued	3,636,004	4.82	5.87
Cancelled	–	NA	NA
Outstanding September 30, 2018	4,118,559	5.57	$5.83

Of warrants issued during the nine months ended on September 30, 2018, 2,846,266 were issued as part of the units. The Company valued the remaining 789,738 warrants using the Black-Scholes option pricing model, based on weighted average assumptions of a expected term on issue of 5 years, exercise price of $5.87 per share, underlying stock price per share of $5.00, annual volatility of the underlying stock price of 98.75% and risk free rate of 1.72%.

The following table provides the activity in Unit Warrants for the nine months ended September 30, 2018.

	Total Warrants Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding December 31, 2017	–	NA	$	NA
Issued	480,600	5.00		5.00
Cancelled	–	NA		NA
Outstanding September 30, 2018	480,600	4.83		$5.00

The Company valued the Unit Warrants using the Black-Scholes option pricing model, based on weighted average assumptions of a expected term on issue of 5 years, exercise price of $5.00 per share, underlying stock price per share of $5.00, annual volatility of the underlying stock price of 95.77% and risk free rate of 1.72%.

There were no warrants issued, exercised or expired for the nine months ended September 30, 2017. On November 12, 480,600 unit warrants were cancelled, and 961,200 warrants were issued (see Note 11).

Adoption of 2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); however, the plan would not become effective until the business day prior to the public trading of our common stock. Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan is 1,750,000 shares. The executive officers referred to above would be eligible to participate in the 2017 equity incentive plan, once adopted. No compensation was earned or accrued under the 2017 equity incentive plan in the nine months ended September 30, 2018 and 2017.

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

During the three and nine months ended September 30, 2018, the Company accrued $10,000 and $30,000, respectively, in minimum royalties under the terms of this license, included in the account accrued liabilities and expensed at a license expense. During the three and six months ended September 30, 2018 paid $40,000 in minimum royalties previously accrued.

Lease Commitments

On December 31, 2014, the Company signed a lease agreement for office space located at 414 East Water Street, Charlottesville, VA 22902. The lease requires monthly payments of $2,250 and terminated on January 31, 2017.

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

Rent expense under these operating lease agreements was approximately $3,900 and $750 for both the three months and nine months ended September 30, 2018 and 2017, respectively.

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

Consulting Agreements

On April 25, 2016, the Company entered into a Consulting Agreement with a consultant, who now serves as Chief Operating Officer and Chief Financial Officer, at a compensation rate of $2,000 per month. This amount was raised to $2,200 per month on June 1, 2017 and to $3,200 per month December 31, 2017. For the nine months ended September 30, 2018 and 2017, total fees charged by this consultant were $25,600 and $12,200, respectively. On July 31, 2018, this consultant executed an employment agreement with the Company for his continued service as COO and CFO, superseding the previous Consulting agreement (see below).

On October 27, 2016, the Company entered into a Consulting Agreement to provide implementation of the Company’s investor relations program through September 30, 2018. The consultant received equity in the form of restricted common stock at the completion of an IPO in an amount equal to 4.8% of the common stock outstanding immediately prior to the IPO. Shares vested on completion of the IPO. In addition, immediately following an Offering, the Company issued the consultant 5-year warrants to purchase such number of shares of common equity of the Company equal to 4.9% of the then total fully diluted outstanding shares with an exercise price equal to the price of the shares issued in the Offering. As a result of this Agreement, on July 31, 2018, the Company issued the consultant 301,594 shares of common stock at a fair value of $1,504,954 and 424,608 warrants to purchase a share of common stock at a $4.99 strike price at a fair value of $1,545,147. The total cost of $3,050,101 was recognized as a stock-based compensation expense.

Employment Agreements

Effective July 1, 2017, the board of directors approved a plan for the annual compensation of the Company’s executive officers, to commence on the completion of the IPO. This plan was amended with respect to the Chief Development Officer on September 6, 2018, with current terms as follows:

	Annual Salary	Target Annual Bonus (3)	One-time Option Award
CEO	$350,000	30%	57,474	(4)
COO/CFO (1)	$143,000	20%	30,132	(4)
Chief Development Officer (2)	NA	NA	34,596	(5)

1	Annual salary is for 50% of full time, on a full-time equivalent basis of $286,000 annually.

2	Option compensation is for 30% of full time.

3	As a percentage of Annual Salary. The target annual bonus will be awarded for meeting performance goals set by the board of directors, with the potential for an additional award not to exceed a third of the target annual bonus for exemplary performance awarded at the discretion of the board of directors.

4	Options issued July 1, 2017. Options are to purchase shares of common stock at a price of $5.70 per share, the options vesting over three years and with a term of ten years, the first 1/6th vesting only after 6 months, then 1/36th vesting each month for the remaining 30 months.

5	34,596 Options issued July 25, 2017. Options are to purchase shares of common stock at a price of $5.70 per share and have a term of ten years. These options vest over three years, the first 1/6th vesting only after 6 months, then 1/36th vesting each month for the remaining 30 months.

On July 25, 2017, these terms were memorialized in forms of employment agreements to be entered into by the Company and the executive officers referred to above upon consummation of the IPO for terms of five, three, and three years, respectively, with customary terms of severance. Following the consummation of the IPO on July 31, 2018, the CEO and COO/CFO executed their respective employment agreements. The Chief Development Officer executed an employment agreement on September 6, 2018.

Adoption of the Grant Incentive Plan

On April 1, 2018, the board of directors approved a Grant Incentive Plan to provide incentive for Bankole A. Johnson and Tomasz H. Zastawny, working together (together, the “Plan Participants”), to secure grant funding for the Company. Under the Grant Incentive Plan, the Company will make a yearly payment to the Plan Participants, based on the grant funding received by the Company in the preceding year from grants originated by the Plan Participants, in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock no later than March 31, each year. During the nine months ended September 30, 2018, no grant funding that would result in a payment to the Plan Participants had been obtained.

CRO Option

As part of the termination of the CRO Contracts, the Company issued the CRO an option to invest $100,000 in the Company’s next financing of $3,000,000 on terms equal to those received by investors but at a 15% discount to the lowest price paid by such investors. In the event the Company is acquired prior to such a financing, the CRO also has the option to purchase 13,099 shares of common stock at a price of $7.63 per share (i.e. $100,000 total purchase price). This option expires on March 14, 2021 or upon completion of the Company’s financing. On July 31, 2018, this option expired, unexercised.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At September 30, 2018 and December 31, 2017, the Company did not have any pending legal actions.

10 — INCOME TAXES

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $656,000 at September 30, 2018, that is potentially available to offset future taxable income, which will begin to expire in the year 2037. For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2018 and December 31, 2017, management estimated that it was more likely than not that substantially all of the net operating losses would expire unused. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions.

11 — SUBSEQUENT EVENTS

In an effort to simplify the Company’s capitalization table, on November 12, 2018, the Company entered into an exchange agreement with the holders of an aggregate of 480,600 Unit Warrants (each Unit Warrant exercisable at $5.00 per a unit consisting of a share of common stock and a warrant to purchase a share of common stock at $6.25 per share of common stock) to exchange the 480,600 Unit Warrants for warrants to purchase 480,600 shares of common stock at an exercise price of $5.00 per share and warrants to purchase an aggregate of 480,600 shares of common stock at an exercise price of $6.25 per share. The Unit Warrants were ultimately exercisable for an aggregate of 961,200 shares of common stock at a weighted average exercise price of $5.63; the warrants issued in exchange for the Unit warrants are exercisable for an aggregate of 961,200 shares of common stock at weighted average exercise price of $5.63. As a result of the exchange agreement, the 480,600 Unit Warrants were cancelled. This exchange had no effect on the calculation of the Company’s fully diluted shares.

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

We have incurred net losses in each year since our inception, including net losses of approximately $1.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively and net losses of approximately $10.4 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. We had an accumulated deficit of approximately $10.8 million as of September 30, 2018 and $0.4 million as of December 31, 2017, net of recapitalization of approximately $10.7 million of accumulated deficit as additional paid-in-capital in connection with the conversion/reincorporation. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, and from general and administrative costs associated with our operations.

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

Clinical Trials — Research and Development Schedule

We currently anticipate that we, working in collaboration with our vendors, upon execution of collaborative research and development agreements with them, will be able to execute the following timeline:

AD04 — Two-Stage Clinical Development Strategy — Conduct the Phase 3 clinical trials sequentially

*	Even if the 1 st Phase 3 trial is not accepted by the FDA due to the study not being well-powered for the FDA’s currently stated end point, we still expect that the EMA will require only one additional trial. In this case, however, a 3 rd trial might be required by the FDA (i.e., three Phase 3 trials in total). If two additional trials are required for FDA approval after an initial Phase 3 trial conducted in the EMA, we would expect to run the 2 nd and 3 rd trials in parallel (i.e., at the same time) so as not to increase the expected time to approval. The 2 nd additional trial (i.e., the 3 rd Phase 3 trial) would be expected to require an additional $20 million in expenditures.

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

Results of operations for the three months ended September 30, 2018 and 2017 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended September 30,		Change
	2018	2017	(Decrease)
Research and development expenses	$188,000	$28,000	$160,000
General and administrative expenses	160,000	161,000	(1,000)
Equity-based compensation expense	3,467,000	74,000	3,393,000
Total Operating Expenses	3,815,000	263,000	3,552,000

Loss From Operations	(3,815,000)	(263,000)	(3,552,000)

Gain on extinguishment of debt	(3,497,000)	–	(3,497,000)
Interest expense	(878,000)	(30,000)	(848,000)
Total other income (expenses)	(4,375,000)	(30,000)	(4,345,000)

Net Loss	$(8,190,000)	$(293,000)	$(7,897,000)

Research and development (“R&D”) expenses

R&D expenses increased by approximately $160,000 (571%) during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was largely due substantial increases in both headcount and salary for development-directed officers and employees in Q3, after consummation of the IPO.

General and administrative expenses (“G&A”) expenses

G&A expenses were generally consistent during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, due to steady G&A expenses associated with the IPO, an ongoing project during both periods.

Equity-based compensation expense

Equity-based compensation expense increased by approximately $3,393,000 (4,585%) during the during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily the result of a one time cost of $3,436,406 due to the issuance of stock and warrants issued to employees and consultants upon consummation of the IPO, as required by outstanding agreements.

Total Other income (expenses)

Total Other expense increased by approximately $4,345,000 (14,483%) during the three months ended September 30, 2018 as compared to three months ended September 30, 2017. The increase was attributable an increase of interest expense and finance charges of $848,000 and a large loss on debt extinguishment of $3,497,000. This large interest expense was attributable to, first, acceleration of debt discount amortization of $235,000 recognized on conversion of the Company’s outstanding convertible debt upon consummation of the IPO; second, the amortization of discounts of approximately $110,000 during the quarter, attributable to outstanding debt with associated warrant issue; and, finally, to $510,000 of the acceleration of debt discount upon repayment of the notes.

Results of operations for the nine months ended September 30, 2018 and September 30, 2017 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Nine months Ended September 30,		Change
	2018	2017	(Decrease)
Research and development expenses	$321,000	$130,000	$191,000
General and administrative expenses	508,000	409,000	99,000
Equity-based compensation expense	5,068,000	135,000	4,933,000
Total Operating Expenses	5,897,000	674,000	5,223,000

Loss From Operations	(5,897,000)	–	(5,223,000)

Gain on extinguishment of debt	(3,485,000)	–	(3,485,000)
Interest expense	(981,000)	(62,000)	(919,000)
Total other income (expenses)	(4,466,000)	(62,000)	(4,404,000)

Net Loss	$(10,363,000)	$(736,000)	$(9,627,000)

Research and development (“R&D”) expenses

R&D expenses increased by approximately $191,000 (147%) during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was largely due to increased salaries and headcount of development-directed officers and employees, post-IPO, as well as an increase in development expenses of about $30,000 in the first six months of the year.

General and administrative expenses (“G&A”) expenses

G&A expenses increased by approximately $99,000 (24%) during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was mainly due to an expense of approximately $113,000 for validation of European patents in the first quarter, which largely offset the reduced accounting and legal fees in the second quarter.

Equity-based compensation expense

Equity-based compensation expense increased by approximately $4,933,000 (3,654%) during the during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was almost entirely due to the cost of approximately $3,436,000 for stock and warrants issued to employees and consultants on consummation of the IPO, as required by outstanding agreements, and the one-time cost of approximately $1,461,000 for stock issuances employees in compensation for the retirement of the former performance bonus made in on April 1, 2018.

Total Other income (expenses)

Total Other expense increased by approximately $4,404,000 (7,103%) during the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017. The increase was attributable an increase of interest expense of $848,000 and a large loss on debt extinguishment of $3,497,000. This large interest expense was attributable to, first, acceleration of debt discount amortization of $235,000 recognized on conversion of the Company’s outstanding convertible debt upon consummation of the IPO; second, the amortization of discounts of approximately $110,000 during the quarter, attributable to outstanding debt with associated warrant issue; and, finally, to $510,000 acceleration of debt discount upon repayment of the notes.

Liquidity and capital resources at September 30, 2018 and December 31, 2017

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

As of September 30, 2018, we had approximately $4,817,000 in cash and cash equivalents and $4,922,000 of working capital, compared to approximately $18,000 in cash and cash equivalents and $(1,005,000) of negative working capital as of December 31, 2017.

Prior to July 31, 2018, we had outstanding convertible notes payable, net of debt discount, of approximately $234,000. The principal and interest was scheduled to come due on these notes in 2029, and the notes bore interest at a rate of 15% per annum. Upon consummation of our initial public offering, these notes automatically converted to equity.

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

On February 22, 2018 and March 1, 2018, we entered into Security Purchase Agreements pursuant to which we issued senior secured notes in the aggregate principal amount of $510,000 (the “Secured Notes”) to a number of our directors and entities controlled by directors, as well as two consultants. The Secured Notes ranked pari passu with respect to seniority as to payment to one another and the June 2018 Senior Note, senior as to payment as to all other outstanding debt, and were secured by a lien on substantially all of our assets. The Secured Notes, as amended, bore interest at rate of 18% per annum and were payable upon the earlier of August 1, 2018 or upon our consummation of our next debt or equity financing, including, without limitation, our initial public offering or a change of control of us.

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

Our current cash and cash equivalents of approximately $4.8 million at September 30, 2018 are expected to be sufficient to fund operations for at least the next twelve months, with total cash to be used during the next twelve months expected to be about $3.8 million. We will, however, despite receipt of the proceeds of our initial public offering, require additional financing as we continue to execute our business strategy. Of the estimated $7.1 million projected to be necessary to complete the initial Phase 3 trial, about $2.6 million will come from IPO funds. We will therefor require at least $4.5 million in additional funds in order to complete the initial Phase 3 trial of AD04. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Cash flows

(rounded to nearest thousand)	For the Nine Months Ended September 30,
	2018	2017
Provided by (used in)
Operating activities	$(1,394,000)	(373,000)
Investing activities	–	35,000
Financing activities	6,193,000	290,000
Net increase (decrease) in cash and cash equivalents	$4,799,000	(48,000)

Net cash used in operating activities

Net cash used by operating activities for the nine months ended September 30, 2018 consists primarily of net loss adjusted for certain non-cash items (including amortization, profits interest compensation, share-based compensation, and amortization of debt discount), and the effect of changes in working capital and other activities. The increase in cash used in operating activities for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is partially due to the reduction of carried payables post-IPO of about $77,000 and increase in prepaid expenses of $420,000, as well as significant increase cash expenses in the period associated.

Net cash provided by investing activities

Net cash provided by investing activities primarily consisted in repayment of loans previously extended. Net cash provided by investing activities decreased approximately $35,000 during the nine months ended September 30, 2018. The decrease was entirely attributable to a previously receivable debt having been fully paid in 2017, with no subsequent loans extended.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2018 primarily consists of the proceeds of the IPO and to a lesser extent proceeds from debt financings. Net cash provided by financing activities increased $5,903,000 during the nine months ended September 30, 2018, the increase in cash provided by financing activities was attributable to the net proceeds from the IPO and issuance of the Senior and June 2018 notes, partially offset by repayment of principal of the Senior notes and a repayment of principal of the Senior Secured Bridge note.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission (the “SEC”). Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the company lacks sufficient segregation of accounting duties; sufficient staff or outside consultants with appropriate GAAP experience, especially of technically complex, non-routine transactions or transactions subject to management estimates and judgements; and adequately designed financial controls. As of September 30, 2018, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at September 30, 2018, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow, revenues, or profitable operations, nor do we expect to in the foreseeable future. Through September 30, 2018, we had an accumulated deficit of approximately $10.8 million and through December 31, 2017, we had an accumulated deficit of approximately $0.4 million (both net of reclassification of its accumulated deficit prior to reincorporation of approximately $10.7 million to Additional paid in capital on reincorporation), and through December 31, 2016, we had an accumulated deficit of approximately $9.9 million.

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

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidate from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Unless we secure additional financing, we will be unable to fund completion of our first Phase 3 clinical trial with AD04 to be conducted in Scandinavia and Central and Eastern Europe despite receiving $6.3 million in net proceeds from our initial public offering net of underwriters fees and expenses but prior to other offering expenses. We estimate that completion of our first Phase 3 clinical trial with AD04 to be conducted in Scandinavia and Central and Eastern Europe will cost approximately $7.1 million. We intend to use approximately $2.6 million of the proceeds from our initial public offering to fund a portion of our first Phase 3 clinical trial, therefore, we will require at least $4.5 million of additional funding to complete our first Phase 3 clinical trial.

We will also need to raise additional capital to expand our business to meet our long-term business objectives.

Our cash and cash equivalents at September 30, 2018 will be sufficient in the aggregate to meet our anticipated cash requirements for at least the next twelve months. We will, however, require additional financing as we continue to execute our business strategy, including that we will require additional funds in order to complete the initial Phase 3 trial of AD04, which is the primary use of funds from our initial public offering. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Ondansetron, the active pharmaceutical ingredient (“API”) of our current drug treatment, was granted FDA approval as Zofran® in January 1991 and is approved in many foreign markets. Ondansetron, is commercially available in generic form, but not available: (i) at the formulation/dosage levels expected to be marketed by us, or (ii) with a requirement to use a diagnostic biomarker, as we expect to be the case with AD04. Although ondansetron has been approved to treat nausea and emesis it has not been approved to treat AUD and it has not been approved for daily long-term use as planned by us. Clinical testing to date of ondansetron at the higher doses used to treat nausea/emesis have not shown effectiveness in treating AUD or any other addictive disorder; however, if a third party conducted a Phase 3 clinical program and showed success treating AUD at those doses, we could not prevent such third party from marketing ondansetron for AUD at those doses.

Results from clinical studies suggest that high intravenous doses of ondansetron may affect the electrical activity of the heart. In a Drug Safety Communication dated June 29, 2012, the FDA stated that: “A 32 mg single intravenous dose of ondansetron (Zofran, ondansetron hydrochloride, and generics) may affect the electrical activity of the heart (QT interval prolongation), which could pre-dispose patients to develop an abnormal and potentially fatal heart rhythm known as Torsades de Pointes.” In addition: “No single intravenous dose should exceed 16 mg.” There are also several recent lawsuits claiming that Zofran® used for the unapproved use of morning sickness causes birth defects. Although we do not believe that our dosage will cause such adverse event there can be no assurance that the negative side effects of the generic drug that have been found in higher dosages will not occur in our dosage or otherwise deter potential users of our product candidate and adversely impact sales of our product candidate. If we were to be required to have such a warning on our drug label, patients may be deterred from using our product candidates.

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

The FDA’s and other regulatory authorities’ policies may change, such as those required by the 21 st Century Cures Act, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of AD04 or any future product candidates. In addition, it is unclear what changes, if any, the new presidential administration may bring. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

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

We rely on key executive officers and scientific, regulatory and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

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

Our officers and directors beneficially own approximately 57% of our outstanding common stock. Bankole Johnson, our Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, and Kevin Schuyler, a director, beneficially owns approximately 22%, 14% and 19%, respectively, of our common stock. As a result, our directors will have effective control over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

At the date of this filing, we have outstanding (i) warrants to purchase 5,021,199 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $5.57), (ii) warrants to the representative of the underwriters purchase 58,560 shares of our common stock at $6.25 per share, and (iii) options to purchase 174,282 shares of common stock at an exercise price of $5.70 per share. In addition, the issuance of shares of common stock upon conversion of the June 2018 Senior Note, if converted at the option of the holder, will also have a dilutive effect on the percentage ownership held by holders of our common stock. The issuance of the shares of common stock underlying the units, options, warrants and note will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

The warrants are speculative in nature.

The warrants issued in our initial public offering and upon consummation of our public offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price. Holders of the warrants to purchase common stock may exercise their right to acquire the common stock and pay an exercise price of $6.25. The market value of the warrants is uncertain and there can be no assurance that the market value of the warrants will equal or exceed their exercise price. Furthermore, each warrant will expire five years from the original issuance date. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

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

We currently have outstanding 6,556,249 shares of our common stock, warrants to purchase 5,021,199 shares of common stock, warrants to the representative of the underwriters purchase 58,560 shares of our common stock, and 174,282 options to purchase shares of common stock. All of the shares sold in our initial public offering were eligible for sale immediately upon effectiveness of our registration statement. All of the remaining shares will be eligible for sale in the public market upon expiration of lock-up agreements 180 days (365 days in the case of officers, directors and beneficial owners of 5% or greater of our common stock) after the date, of the final prospectus, subject, in certain circumstances to the volume, manner of sale and other limitations under Rule 144 or 701 promulgated under the Securities Act. It is conceivable that following the holding period, many shareholders may wish to sell some or all of their shares. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the common stock, the perception in the public market that our shareholders might sell significant common stock could also depress the market price of our common stock.

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

On July 31, 2018, upon the closing our initial public offering, we also issued 388,860 shares of common stock and warrants to purchase 444,608 shares of common stock to consultants and employees. The issuance of these securities was also exempt from registration under the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction not involving a public offering.

On July 31, 2018, upon the closing our initial public offering, we also issued 442,220 shares of common stock, warrants to purchase 497,330 shares of common stock, and warrants to purchase 480,600 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock debt holders. The issuance of these securities was also exempt from registration under the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction not involving a public offering.

On November, 2018, we exchange warrants to purchase 480,600 units having an exercise price of $5.00 per unit (each unit consisting of a share of common stock and a warrant to purchase a share of common stock at an exercise price of $6.25 per share) for two warrants, each warrant having an exercise price of $5.00, one warrant to purchase a share of common stock and a second warrant to purchase a warrant that is exercisable for a share of common stock at an exercise price of $6.25 per share. The issuance of the warrants was exempt from registration under the Securities Act by virtue of the exemption provided under Section 3(a)(9), as the exchange was made by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In an effort to simplify our capitalization table, on November 12, 2018, we entered into an exchange agreement with the holders of an aggregate of 480,600 Unit Warrants (each Unit Warrant exercisable at $5.00 per a unit consisting of a share of common stock and a warrant to purchase a share of common stock at $6.25 per share of common stock) to exchange the 480,600 Unit Warrants for warrants to purchase 480,600 shares of common stock at an exercise price of $5.00 per share and warrants to purchase an aggregate of 480,600 shares of common stock at an exercise price of $6.25 per share. The Unit Warrants were ultimately exercisable for an aggregate of 961,200 shares of common stock at a weighted average exercise price of $5.63; the warrants issued in exchange for the Unit warrants are exercisable for an aggregate of 961,200 shares of common stock at weighted average exercise price of $5.63. As a result of the exchange agreement, the 480,600 Unit Warrants were cancelled. This exchange had no effect on the calculation of our fully diluted shares.

Exhibit	Description
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Form S-1, File No. 333-220668, filed with the Securities and Exchange Commission on September 7, 2017)

3.2	Bylaws of Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Form S-1, File No. 333-220668, filed with the Securities and Exchange Commission on September 7, 2017)

3.3	Articles of Incorporation of APL Conversion Corp., a Virginia Stock Corporation (Incorporated by reference to the Company’s Form S-1, File No. 333-220668, filed with the Securities and Exchange Commission on September 7, 2017)

4.1	Specimen Stock Certificate (Incorporated by reference to the Company’s Form S-1/A, File No. 333-220668, filed with the securities and Exchange Commission on October 25, 2017)

4.2	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on September 10, 2018)

4.3	Form of Exchange Agreement, dated November 12, 2018*

4.4	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018*

4.5	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018*

31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ William B. Stilley
Name:	William B. Stilley
Title:	President and Chief Executive Officer

By:	/s/ Joseph Truluck
Name:	Joseph Truluck
Title:	Chief Financial Officer

Dated: November 13, 2018