Form 10-K
period 2018-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2019-02-19
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-3823

ADIAL PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3074668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Research Park Blvd., Suite 100

Charlottesville, Virginia 22911

(Address of Principal Executive Offices) (Zip Code)

(434) 422-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Common Stock, par value $0.001 per share Warrants to Purchase Shares of Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 27, 2018 as reported by the NASDAQ Capital Market on such date was approximately $15,034,564. The registrant has elected to use July 27, 2018, which was the initial trading date on the NASDAQ Capital Market, as the calculation date because on June 29, 2018 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company.  Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 15, 2019, the issuer had 7,228,993 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

ADIAL PHARMACEUTICALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Annual Report on Form 10-K, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future initiatives, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part I, Item lA. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

ii

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development of a therapeutic agent for the treatment of alcohol use disorder (“AUD”) using our lead investigational new drug product, AD04, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”). The active ingredient in AD04 is ondansetron, which is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We intend to commence a Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening. We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD in genotype positive patients that does not require abstinence as part of the treatment.

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

The active pharmaceutical agent in AD04, our lead investigational new drug product, is ondansetron (the active ingredient in Zofran®), which was granted FDA approval in 1991 for nausea and vomiting post-operatively and after chemotherapy or radiation treatment and is now commercially available in generic form. In studies of Zofran® conducted as part of its FDA review process, ondansetron was given acutely at dosages up to almost 100 times the dosage expected to be formulated in AD04 with the highest doses of Zofran® given intravenously (“i.v.”), which results in approximately 160% the exposure level as oral dosing. Even at high doses given i.v. the studies found that ondansetron is well-tolerated and results in few adverse side effects at the currently marketed doses, which reach more than 80 times the exposure levels of the AD04 dose and are given i.v. The formulation dosage of ondansetron used in our drug candidate (and expected to be used by us in our Phase 3 clinical trials) has the potential advantage that it contains a much lower concentration of ondansetron than the generic formulation/dosage that has been used in prior clinical trials, is dosed orally, and is available with use of a companion diagnostic biomarker. Our development plan for AD04 is designed to demonstrate both the efficacy of AD04 in the genetically targeted population and the safety of ondansetron when administered chronically at the AD04 dosage. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron at any dosage for long-term use (6 months or greater) at any dosage as anticipated in our Phase 3 clinical trial.

According to the National Institute of Alcohol Abuse and Alcoholism (the “NIAAA”) and the Journal of the American Medical Association (“JAMA”), in the United States alone, approximately 35 million people each year have AUD (such number is based upon the 2012 data provided in Grant et. al. the JAMA 2015 publication and has been adjusted to reflect a compound annual growth rate of 1.13%, which is the growth rate reported by U.S. Census Bureau for the general adult population from 2012-2017), resulting in significant health, social and financial costs with excessive alcohol use being the third leading cause of preventable death and is responsible for 31% of driving fatalities in the United States (NIAAA Alcohol Facts & Statistics). AUD contributes to over 200 different diseases and 10% of children live with a person that has an alcohol problem. According to the American Society of Clinical Oncologists, 5-6% of new cancers and cancer deaths globally are directly attributable to alcohol. The Centers for Disease Control (the “CDC”) has reported that AUD costs the U.S. economy about $250 billion annually, with heavy drinking accounting for greater than 75% of the social and health related costs. Despite this, according to the article in the JAMA 2015 publication, only 7.7% of patients (i.e., approximately 2.7 million people) with AUD are estimated to have been treated in any way and only 3.6% by a physician (i.e., approximately 1.3 million people). In addition, according to the JAMA 2017 publication, the problem in the United States appears to be growing with almost a 50% increase in AUD prevalence between 2002 and 2013.

AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. Until the publication of the fifth revision of the Diagnostic and Statistical Manual of Mental Disorders in 2013 (the “DSM-5”), AUD was broken into “alcohol dependence” and “alcohol abuse”. More broadly, overdrinking due to the inability to moderate drinking is called alcohol addiction and is often called “alcoholism”, sometimes pejoratively.

Since ondansetron is already manufactured for generic sale, the active ingredient for AD04 is readily available from several manufacturers, and we have contracted with a U.S. manufacturer to acquire ondansetron at a cost expected to be under $0.01 per dose. Clinical trial material (“CTM”) has already been manufactured for the initial Phase 3 trial. The CTM has demonstrated good stability after four years with the stability studies to date. We have entered into a Secrecy and Supply Agreement on December 1, 2011 with Cambrex Charles City, Inc. (“Cambrex”) for the supply of the active ingredient for AD04. The agreement has an initial term of eight (8) years and may be terminated by either party upon a material breach that is not cured within sixty (60) days of receipt of written notice or certain bankruptcy events. Cambrex has the right to terminate the agreement if we do not cure a payment failure within thirty (30) days of notice thereof and we have the right to terminate the agreement if a regulatory authority prohibits or restricts manufacture and sale of the active ingredient in a way that would have an adverse effect on the sale price or volume of the product. Pursuant to the terms of the agreement with Cambrex, Cambrex cannot decline a purchase order of 50kg of product or less and we are required to purchase 66.67% of our requirements of the active ingredient sold in the United States and the European Union from Cambrex for a period of five (5) years from submission of our NDA.

We have also developed the manufacturing process at a third-party vendor to produce tablets at what we expect will serve for commercial scale production, also at a cost expected to be less than $0.01 per dose. A proprietary packaging process has been developed, which appears to extend the stability of the drug product. Packaging costs are expected to be less than $0.05 per dose. We do not have a written commitment for supply of either the tablets or the packaging and believe that alternative suppliers are available to whom we can transfer the processes that have been developed.

Methods for the companion diagnostic genetic test have been developed as a blood test, and we established the test with a U.S. third-party vendor capable of supporting a Phase 3 clinical trial. Additionally, we have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities. Methods are intended to be transferred to third-party vendors in Europe for conduct of the planned initial Phase 3 trial.

Ultimately, we plan to explore the development of AD04 in other addiction-related indications (e.g., opioid use disorder, other drug addictions, obesity, smoking cessation, eating disorders and anxiety) and to build out our product portfolio with the intent that product portfolio expansions will be focused on promising addiction therapies. Our vision is to create the world’s leading addiction related pharmaceutical company.

Disease Targets and Markets

Limitations of Current AUD Therapies

Today the most common treatments for AUD are directed at achieving abstinence and typical treatments include psychological and social interventions. Most therapies actually require abstinence prior to initiating therapy. Abstinence requires dramatic lifestyle changes often with serious work and social consequences. Frequently, patients cannot attend family and social events in order to ensure compliance with abstinence, and patients often must suffer from the stigma of having been labelled an alcoholic. Significant side effects of current pharmacologic therapies include mental side effects such as psychiatric disorders and depressive symptoms and physical side effects such as nausea, dizziness, vomiting, abdominal pain, arthritis and joint fitness. In fact, according to peer reviewed studies referenced in The Sober Truth: Debunking the Bad Science Behind 12-Step Programs and the Rehab Industry, L. Dodes and Z. Dodes, 2014 by Dr. Lance Dodes, the former Director of the substance abuse treatment unit of Harvard’s McLean Hospital, 90% or more of patients that use current therapy solutions, such as Alcoholics Anonymous, do not achieve long-term abstinence.

There are four drugs approved by the FDA and marketed in the United States for the treatment of alcohol addiction, Antabuse® (disulfram) Vivitrol® (naltrexone), Revia® (naltrexone) and Campral® (acomprosate) and one drug, Selincro® (nalmefene) is marketed outside of the United States. All of the approved drugs, other than Selincro®, require abstinence prior to commencing treatment with the drug, and all five drugs are known to have significant side effects.

Antabuse® was approved for the treatment of alcohol dependence more than 50 years ago, making it the oldest such drug on the market. It works by interfering with the body’s ability to process alcohol. Its method of action and purpose is to cause patients that drink alcohol while taking Antabuse® to experience numerous and extremely unpleasant adverse effects, including, among others, flushing, nausea, and palpitations, with the goal that patients will continue the medication but refrain from drinking in order to avoid these effects.

Naltrexone, which can be taken as a once-daily pill (Revia®) or in an approved once-monthly injectable form (Vivitrol®) that requires a doctor to administer is often associated with gastrointestinal complaints and has been reported to cause liver damage when given at certain high doses. As a result, it carries an FDA boxed warning, a special emphasized warning, for this side effect.

Campral®, taken by mouth three times daily, acts on chemical messenger systems in the brain.

Selincro® has not been approved for sale in the United States.

Our Proposed Solution

Our goal with AD04 is to develop an effective and safe product to treat AUD that does not require abstinence as part of the treatment and does not have the negative side effects of the current drugs on the market. Our product candidate, AD04, is designed for genotype positive patients who desire to control their drinking but cannot or do not want to completely abstain from drinking. By removing the difficulties associated with abstinence and the side effects associated with the other current products on the market, we believe that we may be able to remove barriers to patient adoption that inhibit adoption of current therapies and can attract a greater portion of the many millions of patients with AUD that remain untreated. Unlike other therapies, our investigational product, AD04, uses a novel mode of action for treating AUD that involves genetic screening with a companion diagnostic genetic test prior to treatment and is designed to reduce cravings for alcohol to effectively curb alcohol intake, without the requirement of abstinence prior to or during treatment. Our product candidate is intended to be easy to use since it is administered orally, currently on a twice daily basis and with a once-a-day tablet planned as part of the product’s life cycle management. To date, clinical testing of AD04 has shown it to have a positive safety and tolerability profile with side effects similar to placebo.

The companion diagnostic genetic test to be used to identify patients that are most likely to benefit from treatment with AD04 may potentially enhance the likelihood of a successful outcome for those undergoing treatment. Additionally, it may provide doctors with the opportunity to have a non-threatening conversation about alcohol with their patients and may provide the patient an acceptable path to help them determine if they might be a candidate for help with their alcohol use. If the test results are positive, they would have a science based rationale for their treatment, which reduces some of the stigma patients might otherwise endure, and allows them to be treated in the confidence of their doctor, potentially with a simple, oral tablet.

Strengths and Competitive Advantages

Large Market Opportunity for an Effective Solution

In the United States alone, approximately 35 million people each year have AUD. Based on data from the Phase 2b trial of AD04 and our analysis of publicly available genetic databases, we preliminarily estimate that about one in three patients with AUD in the U.S. will have the genetic markers to indicate possible treatment with AD04. At this time, we are not aware of any oral pharmaceutical treatment approved in the U.S. that addresses the needs of patients who desire to control their drinking but cannot or do not want to abstain from drinking. The current abstinence-based treatments have limitations. The limited side effects expected for our investigational new drug, based on clinical data so far, are also believed to be an important factor in the expected rapid uptake of AD04 in the market. Our approach, if approved by FDA, may allow for social drinking to continue and is aimed at reducing the dangerous, heavy drinking. This would allow patients to live the life they want without the stigma associated with complete abstention and currently endured by those seeking help for their excessive drinking. Assuming that one-third of AUD patients are genotype positive for treatment with AD04 and a $235 price for a one month supply of the drug (assumed pricing based on an average of prices published by Blue Cross Blue Shield in June 2017 for tier-3 oral, on-patent, chronic maintenance drugs, discounted by 16.6%, to reflect the average difference between retail and wholesale pricing for branded drugs as reported by drugs.com), the total potential market for AD04 would be approximately $36 billion in the United States alone.

Beyond the United States, alcohol consumption worldwide is a serious health issue. The 2014 Global Status Report on Alcohol and Health published by the World Health Organization (the “WHO”) states that 5.9% of all deaths (about 3.3 million per year) and 5.1% of disease worldwide are attributable to alcohol consumption. Europe consumes over 25% of the total alcohol consumed worldwide despite only having 14.7% of the world’s population. The WHO estimates that about 55 million people in Europe have AUD and, within Europe, Eastern Europe has a particularly acute problem with Russia estimated to have about 21 million people with AUD. The WHO further estimates that 17.4% of adult Russians and 31% of adult Russian males have AUD, and the Organization for Economic Cooperation and Development data indicates that 30% of all deaths in Russia are alcohol related as reported by Quartz Media.

Companion Genetic Bio-Marker Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our drug is unique in that it is designed to reduce heavy drinking in individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic offering that has combined intellectual property protections. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United States and that the prevalence in Scandinavia and in certain areas of Central and Eastern Europe may be greater than 50%. The FDA has agreed that the Phase 3 trials of AD04 can proceed only enrolling patients that are genotype positive, which greatly reduces, the cost, time and risk relative to a trial that also enrolled patients that are genotype negative for treatment with AD04. Our plan to conduct our first Phase 3 trial in geographic areas with expected higher prevalence of genotype positive patients should further reduce the cost, time and risk to achieve Phase 3 results. The FDA has indicated that any approval based on a trial only in genotype positive patients would result in labeling restricted to treating genotype positive patients.

We believe that the companion diagnostic genetic test enables physicians to more easily have an initial conversation with their patients about alcohol use and, for the patient, provides a less threatening and obtrusive first step toward treatment because the conversation will include the topic of genetic testing and not be solely about behavior. Patients that then test positive against the AD04 genetic panel would be expected to be more likely to then receive a prescription for AD04 (based on an external quantitative market study of 156 primary care physicians and psychiatrists that was conducted by Ipsos-Insight LLC, who we commissioned, and that concluded a majority of genetically targeted patients currently receiving pharmacologic treatment would be switched to a drug with the characteristics expected for AD04).

Prior Work of Universities and our Ability to Leverage Relationships Creates Cost Efficiencies

We have a worldwide, exclusive license to intellectual property developed at the University of Virginia by a member of our board of directors, Dr. Bankole A. Johnson, who was Chairman of the Department of Psychiatry & Neurobehavioral Sciences at the University of Virginia (and prior to that the Chief of the Division of Alcohol and Drug Addiction at the University of Texas) and is now Chair, Department of Psychiatry and Director of the Brain Science Research Consortium Unit at the University of Maryland. Dr. Johnson has spent almost three decades researching the underlying subject matter. Significant portions of the supporting research were also funded under grants from the National Institute of Health to the University of Virginia and the University of Texas.

By leveraging the prior work of universities and their researchers, including their pre-clinical studies and accumulated data, we believe we have developed a significant drug development opportunity. Because of the licensing approach taken to secure intellectual property, including, without limitation, patents and rights to clinical trial data, and our collaborations with the University of Virginia, we have not had to incur the significant costs that would normally be required to develop therapeutic treatments to the point of being ready to commence a Phase 3 clinical trial, which often amount to tens of millions of dollars or more. In fact, based upon current information, and depending on what the regulatory authorities may require to secure marketing authorization, we estimate that we will require approximately $7.5 million for the initial Phase 3 clinical trial (not including company overhead) and an additional $30 million of additional capital to complete our second Phase 3 program (which includes $20 million for a confirmatory Phase 3 trial and any necessary Phase 1 clinical trials and other development expenses and does not include the additional cost of a possible third Phase 3 clinical trial) as currently contemplated in order to achieve regulatory approval for the use of AD04 to treat AUD in the United States and Europe. We intend to use approximately $3.0 million of the proceeds from our initial public offering consummated in July 2018 and subsequent warrant exercises to fund a portion of the initial Phase 3 clinical trial, leaving $4.5 million needed to from future financings to complete our initial Phase 3 clinical trial.

The NIAAA has provided and continues to provide technical assistance and advice to us, and we intend to apply for an NIAAA Research Resource Award, which if granted would provide financial support for our Phase 3 clinical trial. Although there can be no assurance that we will be selected by the NIAAA to receive funding, since we are not aware of any pharmaceutical company planning Phase 3 pivotal trials to serve as a basis for marketing approval for products for the treatment of AUD, we believe AD04 would be a competitive candidate.

Known, Well-Tested Agent Has Shown Favorable Results in Non-AUD Uses

Ondansetron, the principal active pharmaceutical agent in AD04 has been approved by the FDA to treat nausea and vomiting but is administered at much higher doses than we intend to use and has shown limited side effects even at the higher dosages currently on the market. However, it has not been approved in our anticipated dosage or for our anticipated uses and treatment period. Consequently, we expect to submit a new drug application, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, for U.S. marketing authorization. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act allows the FDA to rely, for approval of an NDA, on data not developed by the applicant. Such an NDA contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such applications permit approval of applications other than those for duplicate products and permits reliance for such approvals on literature or an FDA finding of safety and/or effectiveness for an approved drug product. A Phase 2b University of Virginia investigator sponsored clinical trial of AD04 for the treatment of AUD showed promising results and no overt safety concerns (there were no statistically significant serious adverse events reported). Not only did the trial show no statistically significant, serious adverse side effects, but both of the pre-specified endpoints, reduction in severity of drinking measured in drinks per day of drinking day and reduction in frequency of drinking measured in days of abstinence, were met with statistical significance as shown in the graph below:

Phase 2b Clinical Trial Results– Analysis of Primary and Secondary Efficacy Endpoints for Target Genotypes

A 12-week, randomized, two-center, parallel-group, double-blind, placebo-controlled, two-arm (four cell) clinical trial of oral ondansetron (n=283) conducted by University of Virginia

Our Substantial Proprietary Estate and Protection from Competition

We currently hold a worldwide, exclusive license to three (3) patent families that provide us with the ability to exclude potential competitors from practicing the claimed inventions, such as the use of ondansetron to treat any of the four (4) specified genotypes for AUD. Our licensed patent estate is expected to provide us patent protection through 2032 plus possible extensions. Ondansetron, the active ingredient in AD04, has never been approved in a low dosage near the AD04 dose of 0.33mg per tablet, and we believe our licensed patents will protect AD04 from any competitor that attempts to bring to market an ondansetron dose at or near the AD04 dose for treatment of patients having one or more of the four target genotypes.

We believe use of the currently marketed doses “off-label” will not be significant due to (i) the lack of demonstrated efficacy at currently marketed doses, (ii) potential safety concerns if the currently marketed doses are used chronically as is expected to be necessary for treating AUD, and (iii) cutting the smallest currently marketed dose into the 12 pieces that would be necessary to achieve the AD04 dose is deemed by us to be impractical and likely to result in inaccurate dosing.

Companion Genetic Bio-Marker Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our drug is unique in that it is designed to treat individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic offering that has combined intellectual property protections. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United States and that the prevalence in Scandinavia and in certain areas of Central and Eastern Europe may be greater than 50%. The FDA has agreed that the Phase 3 trials of AD04 can proceed only enrolling patients that are genotype positive, which greatly reduces, the cost, time and risk relative to a trial that also enrolled patients that are genotype negative for treatment with AD04. Our plan to conduct our first Phase 3 trial in geographic areas with expected higher prevalence of genotype positive patients should further reduce the cost, time and risk to achieve Phase 3 results. The FDA has indicated that any approval based on a trial only in genotype positive patients would result in labeling restricted to treating genotype positive patients.

We believe that the companion diagnostic genetic test enables physicians to more easily have an initial conversation with their patients about alcohol use and, for the patient, provides a less threatening and obtrusive first step toward treatment because the conversation will include the topic of genetic testing and not be solely about behavior. Patients that then test positive against the AD04 genetic panel would be expected to be more likely to then receive a prescription for AD04.

Experienced Leadership

Our management, advisors and board of directors have extensive experience in pharmaceutical development, the clinical trial and regulatory approval processes, drug commercialization, financing capital-intensive projects, and developing new markets for pharmaceutical agents. Members of our team have previously worked in senior management and senior officer positions, or led significant research initiatives at Clinical Data, Inc., Adenosine Therapeutics, and the University of Virginia in a broad range of therapeutic areas. Our management and board members have particular expertise in the science and development of addiction related drugs and bringing new drugs to the market.

Our Strategy

We develop pharmaceutical treatments for addictions and addictive disorders. The focus of our business strategy is to advance AD04, our lead investigational drug candidate, toward regulatory approval for alcohol addiction in the United States, the European Union, and then eventually other territories. We subsequently plan to develop label expansions into other indications (e.g., opioid use disorder, other drug addictions, obesity, smoking cessation, eating disorders and anxiety).

Our goals in executing this strategy are to keep capital requirements to a minimum, expedite product development, gain access to clinical research and manufacturing expertise that will advance product development, approval and eventual market uptake of our product, and rely on a well-defined and carefully executed intellectual property strategy in order to position AD04 with long-term, defensible, competitive advantages. Execution of this strategy may include seeking grant funding and funding from partners and collaborators when available on terms we believe to be favorable to us.

Our near-term strategy includes:

●	Obtaining regulatory approval for our lead product in the United States and Europe. We intend to commence Phase 3 clinical trials for the treatment of AUD. The first Phase 3 trial is planned for conduct in Scandinavia and Central and Eastern Europe, where the genetic prevalence of the target genotypes appears to be higher. If our initial Phase 3 clinical trial is successful we expect to conduct a second, and possibly a third, Phase 3 clinical trial in the same areas but with additional clinical sites in the United States and Western Europe.

●	Prosecuting and expanding our intellectual property and product portfolio. We have acquired rights to a promising drug candidate and made a significant investment in the development of our licensed patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to three different patent families directed to therapeutic methods related to our AD04 platform. These families include 3 issued U.S. patents, and at least one foreign equivalent patent covering AD04 issued in over 40 national jurisdictions, including most of Europe and Eurasia. Divisional and continuation applications to expand the coverage have also been filed in certain jurisdictions. We intend that product portfolio expansions will be focused on promising addiction therapies and/or late-stage clinical assets.

●	Evaluating the additional use of our product candidate in other indications. In addition to alcohol addiction, we plan to conduct exploratory work to investigate using AD04 as a potential treatment for opioid use disorder, gambling addiction, smoking cessation, obesity, and other addiction related disorders in which 5-HT3 antagonism may have a treatment effect. We believe we will be able to undertake this initial exploratory effort with minimal additional cash cost to our company through the use of academic partnerships, grants, human laboratory studies and/or non-clinical studies. We believe that, due to its hypothesized mechanism of action (i.e., the modulation of the serotonin system in patients that are genetically targeted based on the apparent sensitivity to such modulation, where the modulation appears to reduce cravings), AD04 has the potential to be used for the treatment of such other addictive disorders. To date, we have not discussed these potential uses with the FDA or any other regulatory bodies.

●	Maximizing commercial opportunity for our technology. AD04 targets large markets with significant unmet medical need. We intend to develop an extended release, once-a-day formulation of AD04 to enhance compliance and market appeal.

●	Managing our business with efficiency and discipline. We believe we have efficiently utilized our capital and human resources to develop and acquire our product candidate and programs, and create a broad intellectual property portfolio. We operate cross-functionally and are led by an experienced management team with backgrounds in developing product candidates. We use project management techniques to assist us in making disciplined strategic program decisions and to attempt to limit the risk profile of our product pipeline.

The clinical development plan for AD04 can be described as a two-stage development strategy in which we expend limited resources to achieve the significant value inflection point of Phase 3 data in our primary indication of AUD. With a successful trial and the risk reduction associated with that success, we would then be ready to conduct the final trials to seek approval in the U.S. and Europe as shown below:

AD04 — Two-Stage Clinical Development Strategy — Conduct the Phase 3 clinical trials sequentially

* Even if the 1st Phase 3 trial is not accepted by the FDA due to the study not being well-powered for the FDA’s currently stated end point, we still expect that the EMA will require only one additional trial. In this case, however, a 3rd trial might be required by the FDA (i.e., three Phase 3 trials in total). If two additional trials are required for FDA approval after an initial Phase 3 trial conducted in the EMA, we would expect to run the 2nd and 3rd trials in parallel (i.e., at the same time) so as not to increase the expected time to approval. The 1st Phase 3 trial is expected to require $7.5 million of direct expenses. The 2nd Phase 3 trial is expected to require $20 million in direct expenses, and up to $10 million in additional other development expenses is expected to be required. A possible 3rd Phase 3 trial would be expected to require an additional $20 million in clinical trial related expenditures.

After approval, we plan to execute a two-stage commercialization plan. With psychiatrists and addiction specialists treating a majority of the current AUD patients today and with psychiatrists most likely to be familiar with the mechanism of action of AD04, we believe that a relatively small psychiatry-targeted, specialty sales force could successfully sell AD04 into the market. This plan creates the opportunity for us to develop into a commercial enterprise with an initial niche-market sales force at a relatively low cost for market entry. It also expands the universe of potential acquirers of our company or AD04 to smaller and mid-size pharmaceutical companies. Once success is shown in the niche market and the thought leaders and early adopters are prescribing AD04, market adoption risk will have been greatly reduced and we would expect to be able to sell or partner with a large pharmaceutical partner to develop AD04 as a blockbuster product. This commercialization plan is shown below:

AD04 — Two-Stage Commercialization Strategy — Initial launch with a specialty sales force to build the market, then partner or sell to a large pharmaceutical partner to capture market share and optimize the market

Ondansetron History and Foundation for Treating AUD

Ondansetron is a 5-HT3 receptor antagonist. Preclinical and pharmacobehavioral studies suggest that blockade of serotonin-3 receptors will influence the dopamine reward system activated by alcohol, decreasing dopamine release and attenuating craving for alcohol (Dawes, MA et al., 2005b; Johnson, BA et al., 2002; Lovinger, DM, 1999a). Early clinical studies found that the efficacy of ondansetron is limited to certain subgroups of the alcohol-dependent population and suggested the differential effect could be predicted based on age of onset of alcoholism, an indistinct concept likely confounded by genetic, regional and ethnic differences (Johnson, BA et al., 2000; Kranzler, HR et al., 2003). Recent research suggests the variable effect may be predictable based on molecular mechanism of ondansetron action and individual subject genotype of key genes in the serotonin system (Enoch, MA et al., 2010; Johnson, BA et al., 2011; Kenna, GA et al., 2009).

We are pursuing development of ondansetron in the alcohol-dependent population. Clinical studies will initially focus on the use of a low dose, oral tablet (0.33 mg administered twice daily) to reduce alcohol consumption in subjects with genotypes that have been correlated with a responsive to treatment with ondansetron.

Ondansetron was first approved by the FDA in 1991 as a solution for injection. Subsequent approvals were obtained for oral tablets in dosage forms and an oral solution. It is marketed as Zofran® and is also available in generic formulations, and it has been used widely for the approved indications – prevention of nausea and vomiting associated with certain cancer chemotherapies and radiotherapies and for the prevention of postoperative nausea or vomiting — at adult doses of 8–24 mg/day with manageable side effects.

Ondansetron has been administered to dogs‚ rats‚ and mice as part of a preclinical toxicology program which included single-dose acute‚ repeated-dose studies. Ondansetron was not mutagenic in the standard battery of microbial tests for mutagenicity and no carcinogenic effects were seen in 2-year studies in rats and mice with oral ondansetron doses up to 10 and 30 mg/kg/day, respectively. In studies of rats and rabbits there was no evidence of reproductive toxicity seen on fertility, early embryonic development, perinatal/postnatal development or fetal development of the F2 generation. Based on these studies, as well as over 20 years of human use in clinical trials and the post-marketing environment, ondansetron is considered to be a well-tolerated drug with a generally mild safety profile.

Ondansetron, by blocking the 5-HT3 receptor, is known to affect dopaminergic signaling in the brain; and the scientific rational for use of a 5-HT3 antagonist in the treatment of alcohol dependence is well established (Johnson, BA, 2004). Briefly, studies suggest that: the rewarding effects of alcohol involve activation of the 5-HT3 receptors leading to release of dopamine within the mesolimbic system of the brain (McBride, WJ et al., 2004). Thus, by blocking activation of the 5-HT3 receptor, ondansetron may reduce the ethanol-stimulated release of dopamine leading to reduced feelings of pleasure or reward and consequently, reduced consumption (Carboni, E et al., 1989; Costall, B et al., 1987; Hagan, RM et al., 1990; Imperato, A and Angelucci, L, 1989; Lovinger, DM, 1999b; McBride, WJ et al., 2004; Minabe, Y et al., 1991; Rasmussen, K et al., 1991; Wozniak, KM et al., 1990; Yoshimoto, K et al., 1996).

Preclinical studies have demonstrated that alcohol stimulates the release of both serotonin (5-hydroxytryptamine or 5-HT) and dopamine within the cortio-mesolimbic system (Campbell, AD et al., 1996; Campbell, AD and McBride, WJ, 1995; Di Chiara, G and Imperato, A, 1988; Imperato, A and Angelucci, L, 1989; Yoshimoto, K et al., 1992; Yoshimoto, K et al., 1996; Zazpe, A et al., 1994). Other studies have shown that alcohol potentiates the effects of 5-HT at the 5-HT3 receptor, leading to augmented release of dopamine, and that ondansetron and the selective antagonists of the 5-HT3 receptor inhibit dopaminergic firing and release of dopamine in response to alcohol and serotonin (Costall, B et al., 1987; Lovinger, DM, 1991; Minabe, Y et al., 1991; Rasmussen, K et al., 1991; Yoshimoto, K et al., 1996; Zazpe, A et al., 1994; Zhou, Q et al., 1998). Finally, numerous in vivo studies in rats and mice have shown that ondansetron and other selective antagonist of the 5-HT3 receptor reduce volitional intake of alcohol in models selectively bred for alcohol preference (Fadda, F et al., 1991; Hodge, CW et al., 1993; McBride, WJ and Li, TK, 1998; Meert, TF, 1993; Tomkins, DM et al., 1995).

The aforementioned nonclinical studies have shown that 5-HT3 and dopamine interactions in the cortico-mesolimbic system appear to mediate many of the reinforcing effects of alcohol. Collectively the available nonclinical studies suggest that, by inhibiting the 5-HT3 receptor and reducing the release of dopamine in the cortico-mesolimbic area, ondansetron can interfere with the dopamine reward system activated by alcohol and lead to reduced alcohol intake (Barnes, NM and Sharp, T, 1999; Dawes, MA et al., 2005b; Johnson, BA et al., 1993; Johnson, BA and Cowen, PJ, 1993; Lovinger, DM, 1991, 1999a; Swift, RM et al., 1996; Tomkins, DM et al., 1995).

Five clinical studies have been conducted that demonstrate ondansetron is a promising treatment for alcohol-dependent individuals (Johnson, BA et al., 2011; Johnson, BA et al., 2000; Kenna, GA et al., 2009; Kranzler, HR et al., 2003; Sellers, EM et al., 1994). Several important findings in these studies guide the design of future clinical studies, including:

(1)	Ondansetron’s efficacy in alcohol-dependent individuals is associated optimally with a small dose of the compound (0.25-0.33 mg twice daily), a dose that is <1/10 of the dose used for adults for the currently approved indications.

(2)	In clinical studies in over 600 subjects, ondansetron was well-tolerated and safe, with a mild side-effect profile when administered to currently drinking alcohol-dependent individuals. Overall, the types of adverse events reported during multi-week clinical studies in alcohol dependence appear similar to those outlined in the package insert for the approved indications and to those reported in the literature for treatment in chronic liver disease, chronic fatigue syndrome and schizophrenia.

(3)	The extent of benefit with ondansetron treatment varies among different subtypes of alcohol-dependent subjects. Prior studies found that ondansetron benefited subjects with early-onset alcoholism (EOA) but not late-onset alcoholism (LOA). The pharmacological reason for this was not known, but it was presumed that the differential effect was due to a higher degree of serotonergic dysfunction in EOA (Johnson, BA et al., 2000; Kranzler, HR et al., 2003).

The below table summarizes the five clinical studies demonstrating ondansetron is a promising treatment for alcohol-dependent individuals

Study type (Reference)	Number of Subjects	Dosing (Duration)	Summary Results
Phase 2 (Sellers, EM et al., Clinical Efficacy of the 5-HT3 Antagonist Ondansetron in Alcohol Abuse and Dependence, Alcohol Clin Exp Res, 18 (1994) 879-885.)	71	0.25 mg, 2 mg, and placebo b.i.d. (6 weeks)	The 0.25 mg dose showed a near significant effect in reducing severity of drinking measured in DDD (p=0.06) while the 2 mg dose was similar to placebo.
Phase 2 (Johnson, BA et al., Ondansetron for Reduction of Drinking among Biologically Predisposed Alcoholic Patients: A Randomized Controlled Trial, JAMA, 284 (2000) 963-971)	321	1, 4, and 16 ug/kg b.i.d. (11 weeks)	Ondansetron treatment at doses of 1, 4, and 16 µg/kg bid resulted in significant reductions in DDD in EOA subjects, but only the 4 µg/kg dose showed such a reduction in frequency of drinking measured in PDA and the maximal effect was shown at the µg/kg does. Only the 4 µg/kg bid showed significant improvements in PDA in the LOA group.
Phase 2 (Kranzler, HR et al., A within-Group Design of Nontreatment Seeking 5-HTTLPR Genotyped Alcohol-Dependent Subjects Receiving Ondansetron and Sertraline, Alcohol Clin Exp Res, 33 (2009) 315-323)	40	4 ug/kg bid for 8 weeks	EOA subjects showed significant improvement over LOA subjects in DDD.
Phase 2 (Kenna, GA et al., Pharmacogenetic Approach at the Serotonin Transporter Gene as a Method of Reducing the Severity of Alcohol Drinking, Am J Psychiatry, 168 (2011) 265-275)	21	.5 mg/day for 3 weeks	LL genotype subject showed significant improvement in DDD.
Phase 2b (Johnson, BA et al., Determination of Genotype Combinations That Can Predict the Outcome of the Treatment of Alcohol Dependence Using the 5-HT3 Antagonist Ondansetron, Am J Psychiatry (2013)	283	4 ug/kg bid (12 weeks, including 1 week placebo run-in)	The target genotype group showed significant improvement in DDD and PDA against both the placebo groups and other genotypes on drug.

Additional detail with respect to four of the clinical studies referenced in the chart above is provided below with the fifth being the Phase 2b clinical trial upon which we are basing the development of AD04 and which is described more fully in the following section titled “Phase 2b Investigator Initiated Clinical Trial of AD04 for Alcohol Use Disorder Conducted by the University of Virginia.”

A Dose-Ranging, Placebo-Controlled, 6-Week Study of Ondansetron in Alcoholic-Dependent Subjects

In 1994, Sellers et al. reported on the effects of administration of 0.25 mg bid ondansetron (N=23), 2 mg bid ondansetron (N=25), or placebo (N=23) for 6 weeks in alcohol-dependent males (Sellers, EM et al., 1994). Endpoints included change in drinks per drinking day (“DDD”) and proportion of responders, where a responder was defined as a subject with a Reliable Change score > 1.96, representing an improvement of at least 2 standard deviations. The Reliable Change score was calculated as the difference between pre- and post-test DDD divided by the standard error. Analyses were conducted comparing pre-treatment with the Week 6 visit, representing the end-of-study medication administration, and pre-treatment with the Week 7 visit, after completion of a 1-week follow-up period.

In the 71 subjects who completed the study, the on-treatment changes in DDD were approximately -1.9 (0.25 mg bid), -1.2 (2 mg bid), and -1.3 (placebo), with neither ondansetron effect being statistically different from the placebo effect. The corresponding changes from pre-treatment to Week 7 (after 6 weeks of treatment and a 1-week follow-up) were approximately -2.7 (0.25 mg bid), -1.1 (2 mg bid), and -1.6 (placebo), with the difference between low-dose ondansetron and placebo approaching statistical significance (p=0.06). By Week 6, nearly twice as many subjects on low-dose ondansetron compared with those on either high-dose ondansetron or placebo showed significant improvement according to the Reliable Change score. Lower baseline drinking and higher level of education were significant predictors of reduction in drinking while on treatment.

A Dose-Ranging, Placebo-Controlled, 11-Week Study of Ondansetron in Alcoholic-Dependent Subjects

In 2000, Johnson et al. reported on the co-administration of weekly cognitive behavioral therapy and either placebo or ondansetron at doses of 1, 4, and 16 µg/kg bid for 11 weeks (after a 1-week, single-blind, placebo lead-in) in 321 alcohol-dependent subjects (Johnson, BA et al., 2000). Endpoints included drinks per day, DDD, percentage of days abstinent (“PDA”), total days abstinent, and plasma carbohydrate deficient transferrin (CDT) level, an objective measure of drinking. Analyses were conducted comparing each dose group with placebo, with drinking response variables analyzed as means of data collected from Weeks 3 through 12.

The table below sets forth treatment results. Ondansetron treatment at doses of 1, 4, and 16 µg/kg bid resulted in statistically significant reductions in DDD and drinks per day compared with placebo for EOA (age of onset ≤25 years). The maximum clinical effect was observed at the middle dose (4 µg/kg bid), though the differences between doses were not statistically significant. At 4 µg/kg bid (but not at 1 or 16 µg/kg bid), significant improvements in days and PDA were also achieved. LOA (age of onset ≥26 years) did not benefit from ondansetron treatment at any dose studied.

Treatment Effect Size in EOA Subjects and Statistical Comparison to Placebo Effect

Variable	1 µg/kg bid	4 µg/kg bid	16 µg/kg bid
Drinks/drinking day	0.25 (p≤0.05)	0.41 (p≤0.01)	0.23 (p≤0.05)
Drinks/day	0.26 (p≤0.05)	0.37 (p≤0.01)	0.22 (p≤0.05)
Days abstinent (%)	0.13 (ns)	0.26 (p≤0.01)	0.17(ns)
Days abstinent	0.06 (ns)	0.24 (p≤0.05)	0.18(ns)

The findings in this study support the earlier evidence that the dose-response effect of ondansetron in reduction of alcohol consumption is not linear. Of the doses used in this study, only 4 µg/kg (0.28 mg for a 70 kg person) bid exhibited clinically and statistically meaningful improvements in all efficacy endpoints. This study also suggested that ondansetron may be an appropriate therapy for EOA, but not LOA.

An Open-Label, 8-Week Study Comparing Ondansetron Effect in Early-Onset and Late-Onset Alcoholic Subjects

In 2003, Kranzler et al. reported on the co-administration of weekly cognitive behavioral therapy and ondansetron at 4 µg/kg bid for 8 weeks to 40 alcohol-dependent subjects (Kranzler, HR et al., 2003). The subjects were evenly divided between early-onset alcoholism (EOA; age of onset of the disorder <25 years) and late-onset alcoholism (LOA; age of onset of the disorder ≥25 years). Endpoints included drinks per day, DDD, PDA, Drinker Inventory of Consequences (DrInC) score, and percentage of heavy-drinking days, where heavy drinking was defined as ≥5 drinks in a day for a male subject or ≥4 drinks in a day for a female subject. Analyses were conducted comparing pre-treatment with 8-week values within onset category (EOA or LOA) and comparing treatment effects between categories.

The table below sets forth treatment results. All efficacy parameters improved significantly on treatment in both groups. EOA subjects reported significantly greater improvements in drinks per day, DDD, and DrInC score than LOA subjects. These findings, as noted earlier by Johnson et al., suggest that ondansetron shows promise for treatment of EOA by improving drinking outcomes.

Results of Study Comparing Effects of Ondansetron in EOA versus LOA

	EOA		LOA		EOA v LOA
	change mean (SD)	p-value	change mean (SD)	p-value	p-value
Drinks/drinking day	5.78 (8.9)	0.009	1.55 (2.0)	0.004	0.032
Drinks/day	4.53 (4.5)	<0.001	1.98 (2.1)	0.001	0.013
Days abstinent (%)	30.2 (29.4)	<0.001	24.8 (21.2)	<0.001	0.373
Heavy-drinking days (%)	35.1 (24.7)	<0.001	26.7 (27.4)	<0.001	0.139
DrInC total score	30.3 (27.7)	<0.001	11.4 (11.2)	<0.001	0.013

A 3-Period Study of Ondansetron Effect and Sertraline Effect in Subgroups of Alcoholics Constructed Based on Genotypes of the Serotonin Transporter Gene

In 2009, Kenna et al. reported on a placebo-controlled cross-over study in which 21 alcohol-dependent subjects received 0.5 mg/day ondansetron or 200 mg/day sertraline for 3 weeks, placebo for 3 weeks and the alternative active medication for 3 weeks (Kenna, GA et al., 2009). An alcohol self-administration experiment was conducted at the end of each treatment period. The primary endpoint was DDD during the final week of each treatment period.

During the first 3-week treatment period, ondansetron-treated subjects carrying L/L genotype (n = 3), compared to the L/S and S/S carriers (n = 4), had a significantly fewer DDD (3.66 vs. 8.40, p = 0.02). Within L/S and S/S group, there was no significant effect of ondansetron. A pronounced order effect confounded analyses after the third 3-week treatment period.

Our clinical development program is designed to demonstrate the safety and efficacy of ondansetron in the alcohol-dependent population in low dosages for long periods of time, while targeting genotypes that have been shown to benefit from ondansetron treatment. Ultimately, this development program aims to establish a scientific link between the biology of alcohol addiction and the therapeutic mechanism of ondansetron action, permitting genetically-based prediction of ondansetron effectiveness.

Phase 2b Investigator Initiated Clinical Trial of AD04 for Alcohol Use Disorder Conducted by the University of Virginia

In various studies, it has been shown that alcohol dependent individuals with the LL genotype of the 5’-HTT and the TT genotype in the 3’-UTR LL and TT genotype have lower B-CIT neuronal binding to 5-HTT. It is hypothesized that individuals with the LL or TT genotype, 5-HTT gene expression is suppressed by increased alcohol consumption, and therefore, ondansetron, which causes 5-HTT gene expression would have the greatest effect upon individuals that possess both the LL genotype of the 5’-HTT and the TT genotype in the 3’-UTR. A subsequent Phase 2b study (N = 283), conducted by the University of Virginia for which we have acquired rights to the data, showed that a prospectively identified subgroup of alcohol-dependent individuals with these specific polymorphisms of the serotonin transporter protein responded therapeutically to ondansetron administration (Johnson, BA et al., 2011). Further analysis of this same data set against 18 additional polymorphisms located on the genes for the A and B subunits of the serotonin 5-HT3 receptor revealed polymorphisms that were also associated with a therapeutic response to ondansetron. Collectively, the genotypes from the two aforementioned analyses comprise the genotypes selected for testing in Phase 3 trials for AD04. The Phase 3 studies will test ondansetron’s efficacy compared with placebo based on its ability to decrease the frequency and amount of heavy drinking among alcohol dependent individuals with the selected genotypes.

Study Design

The Phase 2b clinical trial conducted by the University of Virginia was a 283-patient, 12-week, randomized, two-center, parallel-group, placebo-controlled study. Following a 1 week placebo run in (single-blind), alcohol-dependent subjects were randomized to receive either 4 µg/kg ondansetron or placebo, orally, twice daily (double-blind) for 11 additional weeks. In addition to study treatment, all subjects received weekly, standardized, manual-driven, cognitive behavioral therapy.

Eligible subjects were classified to one of twelve groups described by the 2×2 x 3 factorial combinations and randomized to placebo or ondansetron (4 mcg/kg twice daily [b.i.d.]) using a computed blocks randomization procedure that balances the twelve treatment groups on drinks/day ≤ 7.99 vs ≥8.00), age of onset (early vs. late), and genotype (LL, SS, SL).

Genotyping and analysis of the study subjects for the SNP rs1042173 (TT, TG or GG) in the 3´-UTR of the 5-SLC6A4 gene that codes for the serotonin transporter was performed following randomization but prior to database lock. Genotyping and analysis of the study subjects for SNPs located on genes that govern expression of the 5-HT3A and 5-HT3B subunits of the 5-HT3 receptor was performed after database lock.

During treatment, subjects were evaluated weekly at the study center for efficacy, safety, and tolerability. Alcohol consumption was collected via the self-reported Timeline Follow-Back (TLFB) method (Sobell and Sobell, Psychosocial & Biochem. Meth., 1992).

Efficacy measures were based on self-reported drinking outcomes with drinks per drinking day (“DDD”), with a standard drink equal to 14 grams of alcohol, and the percentage of days abstinent (“PDA”) being the pre-specified efficacy end points. Withdrawal symptoms, social functioning, and motivation to use alcohol were assessed using standard questionnaires and scales. Subject safety was monitored through periodic electrocardiograms (EKGs), physical exams, safety laboratories and collection of adverse events, concomitant medications, and vital signs. Additionally, a post hoc analysis was conducted using the endpoint of percentage of heavy drinking days (“PDHD”), which is the number of days of heavy drinking days in a month as a percentage of days in the month, because it is widely recognized as a clinically meaningful endpoint and is expected to be an end point in a pivotal/Phase 3 trials. The PDHD end point requires that each day be determined to be a heavy drinking day (i.e., a day in which a female drinks 4 or more drinks or a male drinks 5 or more drinks) or not, making each day binary and requiring an increased sample size to ensure statistical power. Therefore, the goal of the PDHD analysis was to determine if the was a trend toward and effect with PDHD without necessary achieving statistical significance.

The study objectives were to evaluate the safety of AD04 and to test the hypotheses that: (i) ondansetron will have a greater effect of reducing the severity of alcohol drinking and of increasing the percentage of days abstinent among alcohol-dependent subjects with the LL genotype as compared with S carriers (SS or SL) of the 5´-HTTLPR; and (ii) ondansetron’s therapeutic effect will be greatest among alcohol-dependent subjects who possess both the LL genotype of the 5´-HTTLPR and the TT genotype of rs1042173 in the 3´-UTR of the 5´-HTT. After completion of the study, a planned additional analysis of the correlation between genotype and drinking outcomes was conducted considering 18 SNPs located on the 5-HT3A and 5-HT3B subunit genes that were selected based on their minor allele frequency (≥ 0.05) in different ethnic populations, to obtain uniform physical coverage of the two genes, and on results from previous genetic association studies. This latter analysis identified three SNPs as having an apparent beneficial effect.

The primary analytic procedure used mixed-effects linear regression models and a sensitivity analysis using repeated measures models.

Additionally, based on the expectation that subjects with the LL and LL/TT variants of the SLC6A4 gene would respond to ondansetron treatment while others do not, the possibility that SNPs in the 5-HT3A and 5-HT3B subunits of the 5-HT3AB receptor complex may also influence the response to ondansetron was planned as a post hoc analysis. The possible role of SNPs on the HTR3A and HTR3B genes in the response to ondansetron is logical since the 5-HT3A receptor subunit is the primary target for ondansetron’s actions, and the 5-HT3B receptor subunit may be associated with the availability and externalization of the 5-HT3AB receptor complex. Thus, alterations in post-synaptic receptors, such as the 5-HT3AB receptor complex, could have a large impact on signal transduction along post-synaptic neurons. For these analyses, a total of 18 SNPs on the genes for the 5-HT3A and 5-HT3B subunits were examined. SNPs were selected based on their minor allele frequency (≥ 0.05) in different ethnic populations, to obtain uniform physical coverage of the two genes, and on results from previous genetic association studies.

Summary Results — Safety:

Overall, 95% of the subjects in the ondansetron group and 96% in the placebo group reported a treatment-emergent AE (TEAE) during the study. TEAEs occurred most frequently in the SOCs of gastrointestinal disorders (ondansetron 65%, placebo 61%), metabolism and nutritional disorders (38%, 43%), and nervous system disorders (60%, 58%). The incidence of TEAEs by preferred term was similar between the ondansetron and placebo groups. TEAEs that occurred at a frequency ≥ 5% in the ondansetron group compared with the placebo group included constipation (32%, 21%), fatigue (39%, 25%), and dizziness (21%, 12%). There was one death during the study; Subject #218 committed suicide on Study Day 40. The event was considered not related to study drug. Treatment-emergent SAEs were reported in 3 (2.1%) ondansetron-treated subjects and 6 (3.8%) placebo-treated subjects. No SAE was considered related to study drug, and detoxification was the only SAE that was reported for more than 1 subject (2 ondansetron subjects). No clinically meaningful changes in clinical laboratory results, vital sign measurements, ECGs or physical examinations were observed for subjects during the course of the study.

Summary Results — Primary Analysis of Efficacy of LL and LL/TT

Analysis of the LL genotype of the 5´-HTTLPR as compared to the non-LL genotypes showed a significant reduction in DDD and PDA (Johnson, et.al, Am. Jrnl. Psych., 2011). However, the demonstrated effect of the LL/TT vs. other patients was more pronounced, and carriers of LL/TT genotype who received ondansetron showed a greater reduction in drinking compared to LL/TT on placebo. Carriers of the LL/TT genotype who received ondansetron showed a greater reduction in DDD compared to: 1) LL/TT carriers who received placebo (difference of 2.05 drinks/drinking day; 95% CI, -3.72 to -0.39; p=0.0158), 2) LL/Gx carriers who received ondansetron (difference of 2.29 drinks/drinking day; 95% CI, -3.99 to -0.72; p=0.0048), and 3) all other genotypes who received ondansetron treatment (difference of 2.58 drinks/drinking day; 95% CI, -3.94 to 1.22; p<0.0001); and a greater PDA compared with: 1) the LL/TT genotype group treated with placebo (mean difference=12.38%; 95% CI= -1.57 to 26.33; p= 0.0819), 2) LL/Gx carriers treated with ondansetron (mean difference=15.14%; 95% CI= 1.41 to 28.87; p= 0.0307), and 3) all other genotypes treated with ondansetron (difference= 16.82%; 95% CI= 6.15 to 27.48; p=0.0020). The post hoc analysis of the PDHD endpoint show that ondansetron treatment of subjects with the LL/TT genotype was associated with a larger (but not statistically significant) reduction in PDHD compared to changes in PDHD in subjects with all other genotypes who received treatment with ondansetron (mean difference= -8.49%; 95% CI= 20.34 to 3.367; p= 0.1601). Similar trends (i.e., augmented reductions in PDHD) were observed for the LL/TT group treated with ondansetron versus the LL/Gx genotype group treated with ondansetron and versus the LL/TT group treated with placebo (mean difference=-2.54% 95% CI= 17.74 to 12.66, p=0.7431; and mean difference= 5.72% 95% CI= 21.20 to 9.75, p=0.4684; respectively).

Identification of Modulators of the 5-HT3 Receptor and Selection of the Phase 3 Genetic Panel for AD04

As stated above, a total of 18 SNPs on the genes for the 5-HT3A and 5-HT3B subunits were examined with SNPs selected based on frequency and on results from previous genetic association studies.

These analyses identified 3 SNPs (three in the gene for the 5-HT3A subunit and one in the gene for the 5-HT3B subunit) that were significantly associated with a positive response to ondansetron based on reductions in DDD and PDA. Thus, the genotype profile targeted for Phase 3 development is defined as those subjects who carry the LL/TT genotype and/or one of three 5-HT3 SNPs of interest (i.e., rs1150226-AG and rs1176713-GG in the gene that encodes the 5-HT3A receptor subunit and rs17614942-AC in the gene that encodes the 5-HT3B receptor subunit). The hypothesis that subjects who are carriers of the genotype panel targeted for study in Phase 3 (“P3-genotype”, with such patients “genotype positive” or “marker positive”) preferentially respond to treatment with ondansetron compared to subjects who do not carry any of the genotypes targeted for study in Phase 3 were assessed using the drinking endpoints of DDD, PDA, and PDHD.

Carriers of the P3-genotype who received ondansetron showed a greater reduction in DDD compared to P3-genotype carriers who received placebo (difference of 1.71 drinks/drinking day; 95% CI= -2.88 to -0.54; p=0.0042), and compared to subjects treated with ondansetron who were not carriers of the P3-genotype (All Other-OND; difference of 2.05 drinks/drinking day; 95% CI= -3.11 to -1.00, p=0.0001). In contrast, no difference was observed between non-P3-genotypes who received ondansetron (All Other-OND) versus non-P3-genotypes who received placebo (All Other-Placebo; difference of 0.40 drinks/drinking day; 95% CI= -0.43 to 1.23; p=0.3445). The mean baseline DDD for all subjects was 9.5 drinks/drinking day. Carriers of the P3-genotype who received ondansetron (P3-OND) had a greater increase in PDA compared to P3-genotype carriers who received placebo (P3-Placebo; difference of 11.56%; 95% CI= 0.80 to 22.31; p=0.0352) and compared to non-P3-genotype carriers who received ondansetron (All Other-OND; difference of 11.52%; 95% CI= 1.76 to 21.28; p=0.0208). In contrast, no differences were observed for the PDA endpoint between non-P3-genotypes treated with ondansetron versus non P3-genotypes treated with placebo (All Other-OND versus All Other-Placebo; difference of -0.96%; 95% CI= -8.61 to 6.69; p=0.8055). The mean baseline PDA for all subjects was 17%.

The results are summarized in the below graphs.

Phase 2b Clinical Trial Results — Analysis of Primary and Secondary Efficacy Endpoints for Target Genotypes

A 12-week, randomized, two-center, parallel-group, double-blind, placebo-controlled, two-arm (four cell) clinical trial of oral ondansetron (n=283)

As stated, above, the study was not powered to achieve statistical significance against the binary-by-day end point of PDHD, however, carriers of the P3-genotype who received ondansetron (P3-OND) showed a significantly greater reduction in PDHD compared to P3-genotype carriers who received placebo (P3-Placebo; difference of -11.08%; 95% CI= -21.90 to 0.27; p=0.0445), and compared to non-P3-genotype carriers who received ondansetron (All Other-OND; difference of -10.35%; 95% CI= -20.11 to -0.58; p=0.0378). In contrast, no difference was observed between non-P3-genotypes who received ondansetron (All Other-OND) versus non-P3-genotypes who received Placebo (All Other-Placebo; difference of 2.88%; 95% CI= -4.80 to 10.56; p=0.4625). The mean baseline PDHD for all subjects was 70%.

The results are summarized in the below graphs.

Phase 2b Clinical Trial Results — Post Hoc Analysis of Effect on Percentage of Heavy Drinking Days (defined as 4/5 or more drinks in a day for a woman/man, respectively)

A 12-week, randomized, two-center, parallel-group, double-blind, placebo-controlled, two-arm (four cell) clinical trial of oral ondansetron (n=283)

Definition of Heavy Drinking Day

As stated above, for the PDHD post hoc analysis of the Phase 2b clinical trial data, a heavy drinking day was defined as a day when a female drank 4 or more drinks in a day, with a drink being defined as containing 14 grams of alcohol, or when a man drank 5 or more drinks in a day, which was the definition the FDA indicated to us was required. It is also currently the definition of “high-risk drinking” in Dietary Guidelines for Americans 2015-2020 (U.S. Departments of HHS and Agriculture), the NIAAA’s definition of “binge drinking”, and has historically been the definition for a heavy drinking day (Neal, D., & Carey, K., 2007). The Substance Abuse and Mental Health Services Administration (SAMHSA) defines heavy drinking “as drinking 5 or more alcoholic drinks on the same occasion.” Subsequent to our analysis of the Phase 2b data and agreement with the FDA on the definition of a heavy drinking day as 4/5 or more drinks in a day for females/males, the FDA published a draft guidance, in which it states, “Those drinking 4 plus/5 plus [drinks for females and males, respectively] even on occasion have significantly higher risks (10 to 20 percent) of meeting criteria for AUD.” The FDA’s draft guidance then states that the NIAAA defines a heavy drinking day as more than 3 drinks in a day for a woman and more than 4 drinks in a day for a man, which is currently only part of the NIAAA’s definition for “low-risk drinking”, and which is very similar but not necessarily identical to what the FDA indicated to us was required and the criteria we used when generating our study report on the Phase 2b. So, it is unclear which definition of a heavy drinking day the FDA will accept at this time. However, under this different definition of a heavy drinking day as more than 3/4 for females/males, the Phase 2b trial data support the effect of AD04 on reducing heavy drinking and showed a greater reduction in PDHD compared to P3-genotype carriers who received placebo (P3-Placebo; difference of -10.24%; 95% CI= -21.18 to 0.70; p=0.0665), and compared to non-P3-genotype carriers who received ondansetron (All Other-OND; difference of -11.65%; 95% CI= -21.54 to -1.77; p=0.0209). In contrast, no difference was observed between non-P3-genotypes who received ondansetron (All Other-OND) versus non-P3-genotypes who received Placebo (All Other-Placebo; difference of 4.09%; 95% CI= -3.70 to 11.88; p=0.3033). We do not expect a small change to the definition of a heavy drinking day to dramatically change our plans or probability of success. We intend to discuss the definition of a heavy drinking day with the FDA and EMA prior to our relevant submissions.

Planned Phase 3 Clinical Program

The FDA has indicated that we can proceed with a single-arm, two-cell Phase 3 clinical trial design for the testing of AD04 as a treatment for AUD in patients that are genotype positive when tested against the AD04 genetic panel using our companion diagnostic test (i.e., a negative genetic test result will be an exclusion criterion). The initial Phase 3 trial is planned to be conducted in 294 patients in Scandinavia and Central and Eastern Europe where the prevalence of genotype positive people appears to be higher than in the U.S. and Western Europe. The primary analysis is expected to use the primary endpoints previously accepted by the European Medicines Authority (“EMA”) with the reduction from baseline of heavy drinking and reduction from baseline in total alcohol consumed being the co-primary endpoints, and an alternative analysis is expected to be conducted for filing in the United States using the FDA specified endpoint of reduction in percentage of patients with heavy drinking during the efficacy observation period as compared to placebo (FDA Feb. 2015 Draft Guidance Alcoholism: Developing Drugs for Treatment Guidance for Industry ) and which the FDA has indicated will be acceptable. Under this guidance, the FDA appears to now define a heavy drinking as more than three drinks in a day for a woman and more than four drinks in a day for a man, which is a reduction from the prior definition. We intend to seek clarification from the FDA on the definition of a heavy drinking day prior to our submission to them and do not believe a minor change to the definition of a heavy drinking day will be material to our plans. To conduct this initial trial, we plan to file a Clinical Trial Authorization (“CTA”) with the EMA and not file with the FDA since the trial is intended to be run exclusively in Europe. We have placed our investigational new drug (“IND”) application with the FDA on inactive status, which is a voluntary decision that reflects our strategic decision not to pursue clinical trials in the United States at this time. If we should choose to conduct clinical trials in the future in the United States, we will be required to reactivate our IND in the United States prior to commencing any such clinical trials.

If the initial Phase 3 trial is successful, we intend to consult with the FDA and EMA, and assuming agreement from the agencies, conduct a second Phase 3 clinical trial in a broader geography that includes the United States. The trial design is expected to be the same as the first Phase 3 trial but is expected to include 580 patients in order provide increased exposure data to demonstrate the safety and tolerability of AD04 and increase the statistical power of the study. Depending on the results of the initial Phase 3 trial, which will not be fully powered for the FDA endpoint, it is also possible that the FDA may require a third Phase 3 trial. If a third Phase 3 trial is required, we would expect to conduct it in parallel with the second Phase 3 trial with a goal of not delaying approval of AD04, though this would require additional funds and investment in the clinical trials.

We have had a joint meeting with the Center for Drug Evaluation and Review (“CDER”) and the Center for Devices and Radiological Health (“CDRH”), the two divisions of the FDA responsible for drug approvals and test approvals, respectively. At the meeting the divisions agreed that clinical validation of our companion diagnostic test for AD04 will be evaluated by CDER and the technical validation of our companion diagnostic will be evaluated by CDRH. We already developed the methods for the companion diagnostic as a blood test and established the test with a U.S. third-party vendor capable of supporting a Phase 3 clinical trial, and have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities.

We do not plan to test AD04 in pediatric patients as part of our next Phase 3 trial. The FDA may grant full or partial waivers, or deferrals, for submission of data in pediatric subjects. We intend to apply for such a waiver, and the FDA has currently indicated it will grant a waiver for initial approval of AD04 for AUD.

In parallel with the second Phase 3 trial, we expect to conduct any standard Phase 1 studies required by the regulatory agencies. Studies that have been discussed with the FDA as potentially being required might assess food effects, potentiation of the central nervous system effects of alcohol, and pharmacodynamic impact of certain cytochrome P450 enzyme variants.

License with University of Virginia Patent Foundation

In January 2011, we entered into an exclusive, worldwide license agreement with UVA LVG for rights to make, use or sell licensed products in the United States based upon the patents and patent applications made and held by UVA LVG (the “UVA LVG License”). Three patent and patent application families are included in the UVA LVG License, with patents issued in over 40 countries, including, without limitation, in the U.S. and Europe. The licensed patents and patent applications currently include the below listed U.S. patents and patent application and any divisional patents, continuation patents and foreign equivalents.

1.	U.S. Patent Number 8,697,361, filed 1/11/11

“Serotonin Transporter Gene and Treatment of Alcoholism”

2.	U.S. Patent Number 8,753,815, filed 8/20/12

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

3.	U.S. Patent Number 9,539,242, filed 4/30/14

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

4.	U.S. Patent application number 15/848,079, filed 12/20/2017

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

Additionally, the UVA LVG License grants rights to data and know-how developed by the University of Virginia related to AD04, including, without limitation, to the data from the Phase 2b study described above.

As consideration for the rights granted in the license agreement, we are obligated to pay UVA LVG yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, upon commencement of the license we issued to UVA LVG Class A Units (which was equal to four percent (4%) of our equity on the date of issuance) as a license issue. We are obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product or the partnering of the licensed or sale of our company, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; and (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had we sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. The license agreement, as amended on December 14, 2017 and further amended on December 18, 2019 sets forth specific milestones completion deadlines including initiate a Phase 3 clinical trial as defined by 21 C.F.R. §312.21(c) by December 31, 2019, using commercially reasonable efforts to submit an NDA by December 31, 2024 and commence commercialization of an FDA approved product by December 31, 2025. The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if we breach our obligations thereunder, including failing to make any milestone, the most immediate being initiating Phase 3 clinical trials by December 31, 2019, or failing to use commercially reasonable efforts to submit an NDA or commence commercialization within the date specified above, failing to make other required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, we will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including agreements to indemnify UVA LVG for any liabilities arising out of or related to the licensee’s exercise of its rights under the license agreement, making the license grant subject to the Bayh-Dole Act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

The term of the license continues until the expiration, abandonment or invalidation of the licensed patents, and following any such expiration, abandonment or invalidation will continue in perpetuity on a royalty-free, fully-paid basis.

The UVA LVG currently has a policy under which up to 35% of the payments made to the UVA LVG under a license may be distributed to inventor of the licensed technology, therefor the Chairman of the Board in his capacity as inventor of the patents licensed by us from the UVA LVG may be eligible to receive such payments from the UVA LVG.

Protection from Generic Competition

Since our inception, we have focused on taking action primarily through the filing of patents geared toward ensuring AD04 will have market exclusivity for at least 10 years after it is launched with particular focus on the U.S. and Europe. Ondansetron, the active pharmaceutical ingredient (“API”) of AD04 was granted FDA approval as Zofran® for the treatment of post-operative and post-chemotherapy nausea and emesis in January 1991 and is now commercially available in generic form at doses from more than 12 times the AD04 dose to over 70 times the AD04 dose with the highest doses being administered intravenously (“i.v.”), which provides almost twice the drug exposure levels as oral dosing. With generic ondansetron available, the following threats have been addressed: (i) the potential use of currently available ondansetron products (i.e., Zofran®) “off-label”, and (ii) the potential manufacturing and launching of a generic version AD04 by a competitor.

Limited Threat of “Off-label” Use of Zofran®

The lowest doses of Zofran® tablets (and its generic equivalents) on the market are a 4 mg and 8 mg tablet as compared to AD04, which is currently formulated as a 0.33 mg tablet (12.2 times less than the 4 mg tablet). Thus, in order for a patient to use tablets already on the market and get the AD04 dose, a patient would have to cut the 4 mg tablet into 12 parts (or the 8 mg tablet into 24 parts), which we do not believe is reasonably possible; and, even with precise sectioning into 12 pieces, the dose may still not be accurate because tablets at the Zofran® dose have not been manufactured to ensure uniformity of distribution of the active ingredient across the tablet. Therefore, we believe that the risk of a large number of patients attempting to cut the currently marketed tablet to achieve the AD04 dose to be extremely low.

Since we do not believe that Zofran® tablets can be used as a substitute for AD04, the main question related to the potential for off-label use of the current products for treating addictions then becomes whether doctors and patients will believe it is possible to use the currently available, higher doses of ondansetron to treat addictions, including AUD. We believe doctors are extremely unlikely to prescribe currently available high dose versions of ondansetron and that any such prescribing that dose will likely be limited and immaterial to the sales of AD04 for two reasons — (1) we believe the high doses are unlikely to be efficacious as a treatment for AUD, and (2) we believe the high doses would likely raise significant safety concerns.

1.	Lack of Efficacy. The high doses of ondansetron found in Zofran® have been tested in clinical trials for treating AUD and have not shown efficacy against AUD (Sellers, et. al. 1994). At best, existing trial results do not suggest that the high Zofran®-level doses of ondansetron currently on the market and approved for nausea and emesis will be effective.

2.	Safety Concerns. While high-dose ondansetron is safe and tolerable at the doses on the market if administered acutely (i.e., dosed for a few hours i.v. or a few days orally) as is done for post-operative and post-chemotherapy nausea and emesis, the drug is known to have cardiovascular side effects at higher doses, and results from clinical studies suggest that high doses of ondansetron may affect the electrical activity of the heart. In fact, the FDA withdrew approval of the 32 mg i.v. Zofran® product that was previously on the market. As part of the FDA’s on-going safety review of currently available ondansetron doses, the FDA has stated that: “Ondansetron at currently marketed levels may increase the risk of developing prolongation of the QT interval of the electrocardiogram, which can lead to an abnormal or potentially fatal heart rhythm.” There are also several recent lawsuits claiming that Zofran® used for off label for morning sickness causes birth defects. Thus, if the currently available high-dose ondansetron was used chronically as would be needed for treating addiction there could potentially be significant safety concerns without additional clinical studies related to the chronic dosing of currently available ondansetron. At the lower dose of ondansetron in AD04, our product is almost as low as one one-hundredth of the dose of i.v. ondansetron that was removed from the market. The FDA has stated that we can commence chronic dosing of patients with AD04 without any further safety or non-clinical studies.

Therefore, we do not expect physicians to prescribe current ondansetron doses for currently unapproved use for treating AUD because there is no evidence those doses would work for treating AUD and there may be safety concerns associated with the chronic administration of currently available doses.

There is also a liquid, pediatric formulation of Zofran® on the market. It is offered in a 50 mL bottle that is available for a little over $100 online and would provide a 2-month supply of AD04 if dosed at the 0.4 mL required to achieve the 0.33 mg AD04 dose. Our risk assessment is that, though it would be possible to use the liquid formulation for administering a dose of ondansetron equivalent to AD04, it is not expected to be a practice that would materially impact the sales of AD04, and the risk from the liquid formulation is low for the following reasons:

1.	Compliance concerns. In the field of addiction, patient compliance is one of the biggest concerns for both the physicians and the patients themselves. A treatment not appropriately administered is a treatment that will not work. Oral tablets have been shown to have one of the highest compliance rates over other dosage forms. It is likely that both physicians and patients will demand the tablet in order to improve compliance and, thus, treatment success rates.

2.	Inconvenient, complicated delivery. A major driver of compliance is the convenience of appropriately administering the drug. Appropriate delivery of the liquid formulation would require patients to measure each dose into a graduated dropper or syringe (administration of such a small amount (0.4 mL) by graduated cup would not be practical). Cleanup of the sticky product would be inconvenient as would transportation and storage, and an opened bottle would need to be used within 4 weeks (per UKPAR). Therefore, we expect that AD04’s convenient tablet would increase patient compliance relative to the liquid formulation. Bottle breakage and spillage will also be a concern.

3.	Dosing Accuracy. Dosing accuracy is particularly important when using ondansetron to treat alcoholism due to the limitations of the therapeutic window and the cardiovascular side effects at high doses. With the liquid formulation, measuring the small (0.4 mL) dose will be difficult with great opportunity for misdosing even if a graduated syringe is used. In real-world practice, many patients would use other methods such as estimated pouring into cups and drinking directly from the bottle. Misdosing could significantly affect the safety and/or efficacy of the treatment.

4.	Lack of physician motivation to prescribe the liquid formulation. Given the known compliance advantages of oral tablets vs. liquid formulations, the heightened need for compliance in this particular patient population, and the concerns around dosing accuracy with a liquid formulation, we believe it is likely physicians would recognize the risk of prescribing the liquid formulation off-label and so be unwilling to prescribe it. For insured patients, any differential in co-payments would create little incentive to use the liquid formulation relative to the compliance and inconvenience problems.

5.	Lack of competitive marketing. Manufacturers of liquid ondansetron are not allowed to market for reduction in alcohol use disorder because reduction in alcohol use disorder is not an approved indication for their product. Furthermore, most generic companies do not have marketing efforts of any kind.

6.	Litigation risk to large prescribers. If a large clinic (such as a rehabilitation clinic) prescribes or provides the liquid formulation off-label, the institution could be liable for inducing infringement of our licensed patents.

In summary, we do not expect off-label use of currently available ondansetron to meaningfully impact the sales of AD04.

Protection from a Competitor Launching a Generic Version of AD04.

We believe that we license the patent protection necessary to protect us against the launch by a competitor of a generic version of AD04. The label being sought for AD04 will be:

The use of AD04 (i.e., ondansetron) for the treatment of patients that are positive for the specified genetic markers.

The only use for the AD04 dose of ondansetron will be under this label.

Our licensed patents cover the following:

The use of AD04 (i.e., ondansetron) for the treatment of patients that are positive for the specified genetic markers.

We believe that any attempt by competitors to reformulate and market ondansetron at our intended dosage levels, while technically feasible, can be interpreted under current case law as inducement to infringe on our intellectual property rights, which should, accordingly, be actionable. Additionally, there will be no unpatented use for the AD04 dose of ondansetron. So, a competitor that sells a product containing the AD04 dose of ondansetron will indirectly infringe our licensed patents, which should, accordingly, be actionable.

A competitor could sell a dose equal to that of AD04 and avoid our licensed patents if they conduct a Phase 3 program using the AD04 dose to treat a different label indication, and achieved successful results and approval. We do not know of any clinical development programs of ondansetron underway at this time and so consider this risk to be negligible.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

Corporate Information

ADial Pharmaceuticals, L.L.C. was formed as a Virginia limited liability company in November 2010. ADial Pharmaceuticals, L.L.C. converted from a Virginia limited liability company into a Virginia corporation on October 3, 2017, and then reincorporated in Delaware on October 11, 2017 by merging the Virginia corporation with and into Adial Pharmaceuticals, Inc., a Delaware corporation that was incorporated on October 5, 2017 as a wholly owned subsidiary of the Virginia corporation. We refer to this as the corporate conversion/reincorporation. In connection with the corporate conversion/reincorporation, each unit of ADial Pharmaceuticals, L.L.C. was converted into shares of common stock of the Virginia corporation and then into shares of common stock of Adial Pharmaceuticals, Inc., the members of ADial Pharmaceuticals, L.L.C. have become stockholders of Adial Pharmaceuticals, Inc. and Adial Pharmaceuticals, Inc. has succeeded to the business of ADial Pharmaceuticals, L.L.C. See “Corporate Conversion/Reincorporation” for further information regarding the corporate conversion/reincorporation.

Our principal executive offices are located at 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911, and our telephone number is (434) 422-9800. Our website address is www.adialpharma.com. Information contained in our website does not form part of the prospectus and is intended for informational purposes only.

This prospectus contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Governmental Regulation

Our business is subject to extensive laws and regulations, the most significant of which are summarized below.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. In the United States, pharmaceutical products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to extensive regulation under the FDC Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. However, the FDA can impose a clinical hold after 30 days if it has safety or compliance-related concerns.

Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.

As noted, the FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board (“IRB”), for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, for safety or other concerns, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug or biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If preliminary evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and control. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2.5 million for fiscal year 2019 (although a waiver is possible in certain cases), and the manufacturer and/or sponsor under an approved new drug application are also subject to a program fee set at more than $309,000 for fiscal year 2019. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug or biologic products are reviewed within ten to twelve months; most applications for priority review drugs or biologics are reviewed in six to eight months. The FDA can extend these reviews by three months. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug or biologic products, or drug or biologic products that present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation on questions raised by an application, including whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug or biologic is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a Complete Response Letter (“CRL”). In some cases, FDA may choose to extend the review time, in consultation with the sponsor. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. The FDA could also impose a boxed warning (sometimes referred to as a Black Box Warning) in the product label if it identifies a specific risk that requires particular attention. This imposition of a Black Box Warning limits certain types of promotions.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented.

Enacted in 2016, the 21st Century Cures Act (the “Cures Act”), in part, revises the drug and device review and approval processes at the FDA. The Cures Act, which was signed into law on December 13, 2016, among other things, requires the manufacturer of an investigational drug for a serious disease or condition to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and special surveillance to monitor the effects of an approved product, or the FDA may place other conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug and biologic manufacturers must list the product with the FDA, and they and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing and other facilities to assess compliance with cGMPs and other requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals, issue warning or other letters, suspend production activities, or request product recalls if a company fails to comply with regulatory standards, or take other regulatory or enforcement action if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. Significant expenses are required to correct deficiencies.

Companion diagnostics and complementary diagnostics

We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic. Currently, we intend to submit a 505(b)(2) new drug application to the FDA for AD04.  We have interacted primarily with the FDA’s Center for Drug Evaluation and Research, in consultation with the agency’s Center for Devices and Radiological Health.  At this time, the FDA has not stated that a new marketing application (e.g., a PMA, or an approval cleared through the 510(k) premarket notification process) will be required for the companion diagnostics to be used with the drug product, but this could change.  If the FDA requires a separate application for the diagnostic, this could potentially delay the approval of the new drug application for AD04, complicate the review process,  or even lead to the rejection of the new drug application.

Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act

Under certain circumstances, an approved application may be eligible for three years of non-patent market exclusivity provided by the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act. The FDA might grant such exclusivity, (which would be separate from any patent protection to which an approved drug might be entitled) if the applicant conducted new clinical investigations (other than bioavailability studies) that are new and essential to the application’s approval. Among the types of exclusivity are those for a “new chemical entity” and those for a new formulation or indication for a previously-approved drug. If granted, marketing exclusivity for the types of products that include only drugs with innovative changes to previously-approved products using the same active ingredient, might prohibit the FDA from approving an application for a competitor product, such as an abbreviated new drug application or a 505(b)(2) NDA relying on the finding of safety and efficacy for three years. This three-year exclusivity, however, covers only the innovation associated with the original NDA. It does not prohibit the FDA from approving applications for drugs with the same active ingredient but without the new innovative change. These marketing exclusivity protections do not prohibit the FDA from approving a full NDA, even if it contains the innovative change. There is no guarantee that the FDA will grant such exclusivity and competitors can try to seek approval of competitive products, notwithstanding the exclusivity. However, if three years of exclusivity is afforded, it offers us one more barrier to competitor entry for a few years.

505(b)(2) NDA

We intend to submit a 505(b)(2) NDA. A 505(b)(2) NDA provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, allows the FDA to rely, for approval of an NDA, on data not developed by the applicant. Such an NDA, referred to as a 505(b)(2) application contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such applications permit approval of applications other than those for duplicate products and permit reliance for such approvals on scientific literature or an FDA finding of safety and/or effectiveness for a previously approved drug product. While each application is different, these types of applications will typically require bridging studies (to support the change or modification from the listed drug) and could require clinical data to support the modification of the already-approved drug product.

In addition, a 505(b)(2) NDA requires the applicant to certify as to any patents that claim the drug for which a claim of patent infringement could be made. In certain cases, the applicant of the NDA with a patent certification must provide notice to the patent holder, which can lead to a patent infringement lawsuit, thereby delaying the FDA approval of the competitor product for up to 30 months, separate from any traditional patent infringement litigation delay. Similarly, if the competitor has its own market exclusivity, this can delay approval of the product. However, if a product obtains exclusivity or patent protection, it can delay entry of competitors for several years.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data.

Fraud and Abuse and Other Healthcare Regulation

We are subject to various federal and state healthcare laws, including, but not limited to, anti-kickback laws. Penalties for violations of these healthcare laws include, but are not limited to, criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from Medicare, Medicaid and other federal and state healthcare programs, and the curtailment or restructuring of operations.

Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, or for the purchasing, leasing, ordering, or arranging for or recommending, any good, facility, service or item for which payment may be made in whole or in part under federal healthcare programs, such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. The term “remuneration” expressly includes kickbacks, bribes, or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, meals, entertainment, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value.

There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the federal Anti-Kickback Statute. These statutory exceptions and safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they may not be prosecuted under the federal Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more applicable statutory exceptions or safe harbors does not necessarily mean that it is per se illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities and will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the intent standard under the federal Anti-Kickback Statute was amended under the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, which is discussed below.

Federal Civil False Claims Act

The federal civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting or causing to be presented a false or fraudulent claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government. Suits filed under the federal civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a case brought under the federal civil False Claim Act. If an entity is determined to have violated the federal civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Many comparable state laws are broader in scope and apply to all payors, and therefore, are not limited to only those claims submitted to the federal government.

Federal Physician Self-Referral Prohibition

We may also be subject to the federal physician self-referral prohibitions, commonly known as the Stark Law, which prohibits, among other things, physicians who have a financial relationship, including an investment, ownership or compensation relationship with an entity, from referring Medicare and Medicaid patients for designated health services (which include clinical laboratory services) to such entity, unless an exception applies. Similarly, entities may not bill Medicare, Medicaid or any other party for services furnished pursuant to a prohibited referral. Many states have their own self-referral laws as well, which in some cases apply to all third-party payors, not just Medicare and Medicaid.

Federal Civil Monetary Penalties Statute

The federal Civil Monetary Penalties Statute, among other things, imposes fines against any person or entity who is determined to have presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.

Health Insurance Portability and Accountability Act of 1996

The federal Health Insurance Portability and Accountability Act (“HIPAA”) created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations established uniform standards for certain covered entities, which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The Federal Physician Payments Sunshine Act

The federal Physician Payment Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS, information related to “payments or other transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1.0 million per year for “knowing failures.”

State Law Equivalents

Many states have also adopted laws similar to each of the above federal laws, such as anti-kickback and false claims laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers, as well as laws that restrict our marketing activities with health care professionals and entities, and require us to track and report payments and other transfers of value, including consulting fees, provided to certain healthcare professionals and entities. Some states mandate implementation of compliance programs to ensure compliance with these laws. We also are subject to foreign fraud and abuse laws, which vary by country.

Healthcare Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the drug and medical device industries. The ACA will impact existing government healthcare programs and will result in the development of new programs. The ACA’s provisions of importance include, but are not limited to, a deductible 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the Unites States, with limited exceptions, effective January 1, 2013.

In addition, the ACA and its implementing regulations, among other things, revised the methodology for calculation of rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including AD04 or any future product candidates, under the Medicaid Drug Rebate Program, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”) which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, Congress often uses the Medicare program for pay for legislation. For example, on April 16, 2015, President Obama signed into law the “Medicare Access and CHIP Reauthorization Act of 2015” (“MACRA”). MACRA repealed the Medicare sustainable growth rate formula that had been used to determine payment levels under the Medicare physician fee schedule (“PFS”), and established a new method to update payments for physicians and other providers paid under the PFS. Congress reduced Medicare payments for several categories of providers and made changes to Medicare policies to offset the cost of the bill. It is possible that future legislation and regulations may include Medicare payment reductions or policy changes that result in reduced payments, increased burdens or increased operating costs.

The full impact of the ACA, as well as other laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs, which could have a material adverse effect on our business operations. Efforts to significantly amend or repeal the ACA continue and if passed could have a significant impact on important aspects of our business including medical device and drug pricing, Medicare payment reductions or policy changes that result in reduced payments, or increased burdens or operating costs.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of such foreign official in her or her official capacity or to secure any other improper advantage in order to obtain or retain business. In addition to the antibribery provisions, the FCPA also obligates “issuers,” companies whose securities are registered pursuant to Section 12 of the Exchange Act or is required to file periodic and other reports with SEC under Section 15(d) of the Exchange Act to comply with the FCPA’s record keeping and internal controls provisions; the accounting provisions require a listed company to maintain books and records that, in reasonable detail, accurately and fairly reflect all transactions of the corporation, including international affiliates, and to devise and maintain an adequate system of internal accounting controls to assure management’s control authority, and responsibility over the company’s assets.

Export Controls and Economic Sanctions

Several U.S. statutes and regulations regulate the export from the United States of pharmaceutical products. Pursuant to the Export Administration Regulations, (“EAR”) the export (including re-exports and “deemed exports”) of commercial and “dual-use” products may require a license or be prohibited. A listing of the types of goods and services controlled for export by the EAR is on the Commerce Control List (“CCL”), which includes essentially all civilian science, technology, and engineering dual use items. For products listed on the CCL, a license will be required as a condition to export, unless an exclusion or license exception applies. Those items not explicitly included on the CCL are included in a broad category known as “EAR99.” Although a license may not generally be required for EAR99 designated items, a license will be required if the item will be shipped or otherwise transferred to a comprehensively embargoed country or for a potentially prohibited purpose.

The Commerce Department’s Office of Antiboycott Compliance and the Treasury Department’s Internal Revenue Service enforce anti-boycott compliance regulations that prohibit U.S. persons such as the Company from participating directly or indirectly with an economic boycott that is not recognized by the United States. The regulations include reporting requirements, prohibitions, and tax liabilities that may be incurred if the Company supports, even inadvertently, an economic boycott in which the U.S. does not participate.

Pursuant to the Trading With the Enemy Act, the International Emergency Economic Powers Act, and other related statutes, regulations, and Executive Orders, the Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions that prohibit or restrict certain activities with embargoed countries, sanctioned entities, and sanctioned individuals for particular foreign policy and national security reasons. The scope of the sanctions varies significantly, but may include comprehensive restrictions on imports, exports, investment, and facilitation of foreign transactions involving a sanctioned jurisdiction, entity or person, as well as non-sanctioned persons and entities acting on behalf of sanctioned jurisdictions, entities or people. OFAC’s programs also prohibit U.S. persons, such as the Company, from transacting with any person or entity that is deemed to be a Foreign Sanctions Evader (foreign individuals and entities determined to have violated, attempted to violate, conspired to violate, or caused a violation of U.S. sanctions).

Other U.S. government agencies, including the U.S. Department of State, may maintain regulations that impact the Company’s ability to export pharmaceutical products from the United States. These broad range of U.S. export control laws and regulations obligate U.S. businesses to develop, maintain, and enforce an adequate system of internal controls to ensure compliance with such laws and regulations.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

Corporate Information

ADial Pharmaceuticals, L.L.C. was formed as a Virginia limited liability company in November 2010. ADial Pharmaceuticals, L.L.C. converted from a Virginia limited liability company into a Virginia corporation on October 3, 2017, and then reincorporated in Delaware on October 11, 2017 by merging the Virginia corporation with and into Adial Pharmaceuticals, Inc., a Delaware corporation that was incorporated on October 5, 2017 as a wholly owned subsidiary of the Virginia corporation. We refer to this as the corporate conversion/reincorporation. In connection with the corporate conversion/reincorporation, each unit of ADial Pharmaceuticals, L.L.C. was converted into shares of common stock of the Virginia corporation and then into shares of common stock of Adial Pharmaceuticals, Inc., the members of ADial Pharmaceuticals, L.L.C. have become stockholders of Adial Pharmaceuticals, Inc. and Adial Pharmaceuticals, Inc. has succeeded to the business of ADial Pharmaceuticals, L.L.C.

Our principal executive offices are located at 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911, and our telephone number is (434) 422-9800. Our website address is www.adialpharma.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only.

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Employees

As of the date of this Annual Report on Form 10-K, we have six employees, of which three are full-time employees and three are part-time employees. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

Description of Property

On December 19, 2018, we entered into an office service agreement, which commenced on January 2, 2019, for two furnished workspaces (approximately 250 square feet) located at 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911. Pursuant to the agreement we have agreed to pay rent in the amount of $1,150 per month. Either party may terminate the sublease upon written notice to the other party specifying the date of termination as long as such date of termination is not earlier than the last day of the month following the month in which such notice is given. Other company personnel work remotely.

Prior to the entry into our current sublease, we occupied approximately 440 square feet of office space located at 1180 Seminole Trail, Charlottesville, VA 22901. This sublease has been terminated.

Legal Proceedings

We are subject to claims and legal actions that arise in the ordinary course of business from time to time. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the risks related to our business set forth in this Annual Report on Form 10-K and the other information included and incorporated by reference in this Annual Report on Form 10-K, you should carefully consider the risks described below before purchasing our securities. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Company

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow, revenues, or profitable operations, nor do we expect to in the foreseeable future. Through December 31, 2018, we had an accumulated deficit of approximately $12.0 million and through December 31, 2017, we had an accumulated deficit of approximately $0.4 million (both net of reclassification of its accumulated deficit prior to reincorporation of approximately $10.7 million to Additional paid in capital on reincorporation).

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As described in Note 2 of our accompanying audited financial statements, our auditors issued a going concern opinion on our December 31, 2018 financial statements, expressing substantial doubt that we could continue as an ongoing business for the next twelve months after issuance of their report based on our current development plans and our operating requirements and us having suffered recurring losses from operations and having a net capital deficiency. Although the funds raised as a result of the completion of our IPO and the receipt of proceeds from the exercise of warrants have sustained our operations through 2018, based on our current development plans and operating requirements, we project that, without additional capital, we will have fully expended our funds in the third quarter of 2019. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

We will need to secure additional financing in order to support our operations and fund our current and future clinical trials. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, selling and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. The proceeds from our initial public offering were insufficient for us to be able to complete our initial phase 3 clinical trial, which we anticipate will cost $7.5 million. We expect to $3.0 of those cost to be met from funds derived from the IPO and proceeds from warrant exercises. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Unless we secure additional financing, we will be unable to fund completion of our second Phase 3 clinical trial with AD04. We require approximately $4.5 million to fund completion of our first Phase 3 clinical trial, and will require additional funding for additional Phase 3 clinical trials.

We will also need to raise additional capital to expand our business to meet our long-term business objectives.

Cash and cash equivalents at the date of this annual report on form 10-K will not be sufficient to fund our operations for the next twelve months, given current expectations. We will, however, require additional financing as we continue to execute our business strategy, including that we will require additional funds in order to complete our initial phase 3 clinical trial and additional phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us or a combination of both. Our ability to raise capital through the sale of equity may be limited by the various rules of the Securities and Exchange Commission (the “SEC”) and The NASDAQ Capital Market, which place limits on the number of shares of stock that may be sold. Equity issuances would have a dilutive effect on our stockholders. We may be unable to raise sufficient additional financing on terms that are acceptable to us, if at all. Our failure to raise additional capital and in sufficient amounts may significantly impact our ability to expand our business. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We rely on a license to use various technologies that are material to our business and if the agreement were to be terminated or if other rights that may be necessary or we deem advisable for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition.

Our prospects are significantly dependent upon the UVA LVG License. The UVA LVG License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that covers AD04, our lead and currently only product candidate. If we breach the terms of the UVA LVG License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and completion of deadlines, including, initiating Phase 3 clinical trials by December 31, 2019, submitting an NDA by December 31, 2024 and commencing commercialization of an FDA approved product by December 31, 2025, or other factors, including but not limited to, the failure to comply with material terms of the Agreement, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

Our business is dependent upon the success of our lead product candidate, AD04, which requires significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. We do not have any other products in clinical development.

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04. AD04 is in clinical stage development. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead and only investigational product candidate, AD04, for which we are currently planning a Phase 3 clinical trial with approximately 300 patients in Scandinavia and Central and Eastern Europe, which will target the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. We expect that at least one additional Phase 3 clinical trial will be required for approval, as well as, one or more supportive clinical studies Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial being successful.

All of our future product candidates, as well as AD04, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need at least two Phase 3 trials (including the Phase 3 trial we plan to conduct in Scandinavia and Central and Eastern Europe) and one or more supportive clinical studies to gain approval in either the U.S. or Europe for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed.

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

In addition, we also face the risk, that doctors will prescribe off label, the generic form of ondansetron to treat AUD despite the different dosage of ondansetron in the generic form from that in AD04, the lack of demonstrated clinical efficacy against AUD at the currently available doses (i.e., the Zofran® and approved generics), and the potential safety concerns if the currently available/higher doses are taken chronically as would be needed for AUD or other addictions. Physicians, or their patients, could divide the lowest dose existing oral tablet into more than ten parts to approximate the necessary AD04 dosage.

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

Although the FDA has indicated that it sees little evidence of positive effects for the use of AD04 in subjects that are negative for the genotypes targeted by AD04 and has stated that it would not object to the AD04 Phase 3 clinical trials going forward without including these additional subjects, the FDA has indicated that some research in this area may be required prior to approval of AD04 for AUD within the marker negative population. We believe the data supports our hypothesis that no further studies in genotype negative patients need be conducted. However, the FDA has indicated that any approval based on a trial only in genotype positive subjects would result in labeling restricted to treating patients that are genotype positive. If further studies are required, we will incur additional costs not anticipated, and it could delay approval of AD04 or, if the results of such studies are not positive for AD04, it may result in AD04 not being approved or it may result in AD04’s patents failing to protect AD04 against generic competition.

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

We expect to initially develop our lead product candidate, AD04. However, we may pursue clinical development of additional product candidates and development of AD04 for additional indications (for example, opioid use disorder). Developing, obtaining regulatory approval for and commercializing additional product candidates, will require substantial additional funding beyond the net proceeds of our initial public offering and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will attempt to advance or that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we receive FDA approval or approval in another jurisdiction to market additional product candidates or AD04 for the treatment of various indications (such as opioid use disorder, obesity, other drug addictions, and smoking cessation), we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or be more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.

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

Despite licensing patents issued in more than 40 jurisdictions around the world, continuing to achieve additional foreign patent issuances and maintaining and defending foreign patents may be more difficult than defending domestic patents because of differences in patent laws, and our licensed patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided in the United States.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our shares of common stock.

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

If the U.S. Supreme Court, other federal courts, or the USPTO were to change the standards of patentability such changes could have a negative impact on our business. Recent court cases have made it more difficult to protect certain types of inventions. For instance, on October 30, 2008, the Court of Appeals for the Federal Circuit issued a decision that methods or processes cannot be patented unless they are tied to a machine or involve a physical transformation. On March 20, 2012, in the case Mayo v. Prometheus, the U.S. Supreme Court invalidated a patent focused on a diagnostic process because the patent claim embodied a law of nature. On July 3, 2012, the USPTO issued its Interim Guidelines for Subject Matter Eligibility Analysis of Process Claims Involving Laws of Nature in view of the Prometheus decision. It remains to be seen how these guidelines will play out in the actual prosecution of diagnostic claims. Similarly, it remains to be seen how lower courts will interpret the Prometheus decision. Some aspects of our technology involve processes that may be subject to this evolving standard and we cannot guarantee that any of our pending process claims will be patentable as a result of such evolving standards.

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

Certain of our officers are currently working for our company on a part-time basis and we expect that they will continue to do so. Our employment agreement with our Chief Financial Officer/Chief Operating Officer provide that he will devote 50% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements.

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

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As such, our internal controls over financial reporting were not designed or operating effectively.

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

As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K for the year ended December 31, 2019. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

Our officers and directors currently beneficially own approximately 53% of our outstanding common stock. Bankole Johnson, our Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 20%, 12%, 18%, and 9%, respectively, of our common stock. As a result, our directors currently do and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and outstanding warrants could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Pursuant to our 2017 equity incentive plan, which became effective on the business day prior to the public trading date of our common stock, our management will be authorized to grant equity awards to our employees, officers, directors and consultants.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2017 equity incentive plan is 1,750,000 shares, of which 1,681,100 remain available for grant. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At the date of this filing, we have outstanding (i) warrants to purchase 4,595,446 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $5.93), and (ii) options to purchase 243,182 shares of common stock at a weighted average exercise price of $4.88 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a de-listing of our common stock.

Our shares of common stock are listed for trading on The NASDAQ Capital Market under the symbol “ADIL.” If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The NASDAQ Capital Market may take steps to de-list our common stock. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The NASDAQ Capital Market, minimum bid price requirement or prevent future non-compliance with The NASDAQ Capital Market’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on The NASDAQ Capital Market, our common stock is covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from The NASDAQ Capital Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including the obligation to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Future sales of a substantial number of our common stock by our existing shareholders could cause our stock price to decline.

We currently have outstanding 7,228,993 shares of our common stock, warrants to purchase 4,595,446 shares of common stock, and 243,182 options to purchase shares of common stock. All of the shares sold in our initial public offering (other than shares acquired by officers and directors that were subject to certain lock up restrictions) were eligible for sale immediately upon effectiveness of our registration statement. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the common stock, the perception in the public market that our shareholders might sell significant common stock could also depress the market price of our common stock.

A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities, and may cause you to lose part or all of your investment in our common stock.

Our common stock has often been thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

To date, there have been many days on which limited trading of our common stock took place. We cannot predict the extent to which investors’ interests will lead to an active trading market for our common stock or whether the market price of our common stock will be volatile. If an active trading market does not develop, investors may have difficulty selling any of our common stock that they buy. We are likely to be too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The price of our common stock may be volatile.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

In addition, the stock market in general, and The NASDAQ Capital Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not exceed the offering price, investors in our public offering may not realize any return on their investment in us and may lose some or all of their investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. The proceeds derived from the sale of the shares in our initial public offering did not provide us with sufficient working capital to fund completion of our first Phase 3 clinical trial with AD04 conducted in Scandinavia and Central and Eastern Europe. As a result, we require additional funds to complete our first Phase 3 clinical trial and will require additional funds in the future to conduct additional clinical trials. There are no other commitments by any person for future financing. Though we believe a successful Phase 3 trial will be a significant value creation event for us, our securities may be offered to other investors at a price lower than the price per share on The NASDAQ Capital Market, or upon terms which may be deemed more favorable than offered previously, including in the IPO. In addition, the issuance of securities in any future financing using our securities may dilute an investor’s equity ownership. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

If our common stock is no longer listed on The NASDAQ Capital Market and becomes traded on a securities market or exchange which is not registered as a national securities exchange with the SEC under Section 6 of the Exchange Act, as long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.0 million or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On December 19, 2018, we entered into an office service agreement, which commenced on January 2, 2019, for two furnished workspaces (approximately 250 square feet) located at 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911. Pursuant to the agreement we have agreed to pay rent in the amount of $1,150 per month. Either party may terminate the sublease upon written notice to the other party specifying the date of termination as long as such date of termination is not earlier than the last day of the month following the month in which such notice is given. Other company personnel work remotely.

On October 9, 2018, we entered into a license and membership agreement with Jelly Works X Zero-Ten, LLC for membership in a coworking space and use of an office located at 307A Kamani Street, Honolulu, HI 96813. We agreed to pay a monthly fee of $1,152 for membership and use of these facilities, committing to do so for a term of one year. The agreement is not a lease and does not create a tenancy relationship. At December 31, 2018, we had paid security deposit of $1,100 and $3,455 in fees under this agreement.

From August 16, 2017 until our entry into our current sublease, we occupied approximately 440 square feet of office space located at 1180 Seminole Trail, Charlottesville, Virginia 22901. This sublease has been terminated. Pursuant to the sublease we paid rent in the amount of $300 per month while we were a private company with the rent increasing to $1,300 per month beginning on the first day of the month that we were a public company.

Prior to the entry into the sublease, we occupied approximately 300 square feet of office space that was provided to us at no cost.

Item 3. Legal Proceedings

We are subject to claims and legal actions that arise in the ordinary course of business from time to time. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On July 27, 2018, our common stock and our warrants issued in connection with our July 2018 initial public offering began trading on The NASDAQ Capital Market under the symbols “ADIL” and “ADILW,” respectively. Prior to our initial public offering, no public trades occurred in our common stock or warrants.

Dividend Policy

We have not paid dividends on our common stock to date and do not anticipate paying dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Transfer Agent, Warrant Agent and Registrar

The transfer agent and registrar for our common stock and warrant agent for our warrants offered in our initial public offering is VStock Transfer, LLC.

Holders of Common Stock and Warrants

As of February 15, 2019, there were an estimated 104 holders of record of our common stock and 39 holders of record of our warrants issued in connection with our initial public offering. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Use of Proceeds

On July 31, 2018, we closed our initial public offering whereby we sold 1,464,000 units, each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock, at a public offering price of $5.00 per unit, before underwriting discounts and expenses of approximately $512,400 ( for an aggregate public offering price of approximately $7,321,706), pursuant to our Registration Statement on Form S-1 (File No. 333-220368), which was declared effective by the SEC on July 26, 2018. In addition, the underwriters partially exercised their over-allotment option to purchase up to 219,600 warrants granted in connection with the offering by purchasing an additional 170,652 warrants at the offering price of $0.01 per warrant. The aggregate net proceeds received by us from our initial public offering were $6.3 million, net of offering expenses not recognized in previous periods. Joseph Gunnar & Co. acted as the sole book-runner and Dawson James Securities, Inc. acted as co-manager.

Of the net proceeds, $548,000 of the proceeds were paid to noteholders, including four (4) directors, as repayment of senior secured loans and $100,000 was paid to a third party for settlement of a prior debt obligation. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and directors for board of directors’ fees.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 30, 2018 pursuant to Rule 424(b). The primary use of the remaining proceeds from our initial public offering continues to be to fund a portion of our Phase 3 clinical trial for use of AD04 to treat AUD, for personnel costs, patent expenses, research and development and working capital. Pending the uses described, we have invested the remaining net proceeds in our operating cash account.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2018 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2018.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2018 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	68,900	$2.80	1,681,100
Equity compensation plans not approved by security holders	—	—	—
Total	68,900	$2.80	1,681,100

*	Excludes 174,282 options issued prior to adoption of the Equity Compensation Plan.

2017 Equity Incentive Plan

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan is 1,750,000 shares. To date, we have issued options to purchase an aggregate of 68,100 shares of our common stock under the 2017 equity incentive plan.

The principal provisions of the 2017 equity incentive plan are summarized below.

Administration

The 2017 equity incentive plan generally is administered by our Compensation Committee, which has been appointed by the board of directors to administer the 2017 equity incentive plan. The Compensation Committee will have full authority to establish rules and regulations for the proper administration of the 2017 equity incentive plan, to select the employees, directors and consultants to whom awards are granted, and to set the date of grant, the type of award and the other terms and conditions of the awards, consistent with the terms of the 2017 equity incentive plan. As of the date of this Annual Report on Form 10-K, no awards have been made under this plan.

Eligibility

Persons eligible to participate in the 2017 equity incentive plan include all of our officers, employees, directors and consultants.

Awards

The 2017 equity incentive plan provides for the grant of: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the 2017 equity incentive plan. No stock option will be exercisable later than ten years after the date it is granted.

The 2017 equity incentive plan permits the grant of awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Stock Options

The Compensation Committee may grant incentive stock options as defined in Section 422 of the Code, and nonstatutory stock options. Options shall be exercisable for such prices, shall expire at such times, and shall have such other terms and conditions as the Compensation Committee may determine at the time of grant and as set forth in the award agreement; however, the exercise price must be at least equal to 100% of the fair market value at the date of grant. The option price is payable in cash or other consideration acceptable to us.

Stock Appreciation Rights

The Compensation Committee may grant stock appreciation rights with such terms and conditions as the Compensation Committee may determine at the time of grant and as set forth in the award agreement. The grant price of a stock appreciation right shall be determined by the Compensation Committee and shall be specified in the award agreement; however, the grant price must be at least equal to 100% of the fair market value of a share on the date of grant. Stock appreciation rights may be exercised upon such terms and conditions as are imposed by the Compensation Committee and as set forth in the stock appreciation right award agreement.

Restricted Stock

Restricted stock may be granted in such amounts and subject to the terms and conditions as determined by the Compensation Committee at the time of grant and as set forth in the award agreement. The Compensation Committee may impose performance goals for restricted stock. The Compensation Committee may authorize the payment of dividends on the restricted stock during the restricted period.

Other Awards

The Compensation Committee may grant other types of equity-based or equity-related awards not otherwise described by the terms of the 2017 equity incentive plan, in such amounts and subject to such terms and conditions, as the Compensation Committee shall determine. Such awards may be based upon attainment of performance goals established by the Compensation Committee and may involve the transfer of actual shares to participants, or payment in cash or otherwise of amounts based on the value of shares.

Amendment and Termination

Our board of directors may amend the 2017 equity incentive plan at any time, subject to stockholder approval to the extent required by applicable law or regulation or the listing standards of the NASDAQ or any other market or stock exchange on which the common stock is at the time primarily traded or the provisions of the Code.

Our board of directors may terminate the 2017 equity incentive plan at any time provided all shareholder approval has been received to the extent required by the Code, applicable law or the listing standards of NASDAQ or any other market or stock exchange which the common stock is at the time primarily traded. Unless sooner terminated by the Board, the 2017 equity incentive plan will terminate on the close of business on August 30, 2027.

Miscellaneous

The 2017 equity incentive plan also contains provisions with respect to payment of exercise prices, vesting and expiration of awards, treatment of awards upon the sale of our company, transferability of awards, and tax withholding requirements. Various other terms, conditions, and limitations apply, as further described in the 2017 equity incentive plan.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed by us with the Securities and Exchange Commission.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of a therapeutic agent for the treatment of alcohol use disorder (“AUD”) using our lead investigational new drug product, AD04, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”). The active ingredient in AD04 is ondansetron, which is also the active ingredient in Zofran® , an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We intend to commence a Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening. We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD that does not require abstinence as part of the treatment.

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

The active pharmaceutical agent in AD04, our lead investigational new drug product, is ondansetron (the active ingredient in Zofran®), which was granted FDA approval in 1991 for nausea and vomiting post-operatively and after chemotherapy or radiation treatment and is now commercially available in generic form. In studies of Zofran ® conducted as part of its FDA review process, ondansetron was given acutely at dosages up to almost 100 times the dosage expected to be formulated in AD04 with the highest doses of Zofran® given intravenously (“i.v.”), which results in approximately 160% of the exposure level as oral dosing. Even at high doses given i.v. the studies found that ondansetron is well-tolerated and results in few adverse side effects at the currently marketed doses, which reach more than 80 times the exposure levels of the AD04 dose and are given i.v. The formulation dosage of ondansetron used in our drug candidate (and expected to be used by us in our Phase 3 clinical trials) has the potential advantage that it contains a much lower concentration of ondansetron than the generic formulation/dosage that has been used in prior clinical trials, is dosed orally, and is available with use of a companion diagnostic biomarker. Our development plan for AD04 is designed to demonstrate both the efficacy of AD04 in the genetically targeted population and the safety of ondansetron when administered chronically at the AD04 dosage. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron at any dosage for long-term use as anticipated in our Phase 3 clinical trial.

According to the National Institute of Alcohol Abuse and Alcoholism (the “NIAAA”) and the Journal of the American Medical Association (“JAMA”), in the United States alone, approximately 35 million people each year have AUD (such number is based upon the 2012 data provided in Grant et. al. the JAMA 2015 publication and has been adjusted to reflect a compound annual growth rate of 1.13%, which is the growth rate reported by U.S. Census Bureau for the general adult population from 2012-2017), resulting in significant health, social and financial costs with excessive alcohol use being the third leading cause of preventable death and is responsible for 31% of driving fatalities in the United States (NIAAA Alcohol Facts & Statistics). AUD contributes to over 200 different diseases and 10% of children live with a person that has an alcohol problem. According to the American Society of Clinical Oncologists, 5-6% of new cancers and cancer deaths globally are directly attributable to alcohol. And, The Lancet published that alcohol is the leading cause of death in people ages 15-49 both in the U.S. and globally. The Centers for Disease Control (the “CDC”) has reported that AUD costs the U.S. economy about $250 billion annually, with heavy drinking accounting for greater than 75% of the social and health related costs. Despite this, according to the article in the JAMA 2015 publication, only 7.7% of patients (i.e., approximately 2.7 million people) with AUD are estimated to have been treated in any way and only 3.6% by a physician (i.e., approximately 1.3 million people). In addition, according to the JAMA 2017 publication, the problem in the United States appears to be growing with almost a 50% increase in AUD prevalence between 2002 and 2013.

We have devoted substantially all of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue from product sales since our inception. From our inception through the date of this Annual Report on Form 10-K, we have funded our operations primarily through the private placement of debt and equity securities and most recently, our initial public offering.

We have incurred net losses in each year since our inception, including net losses of approximately $11.6 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. We had an accumulated deficit of approximately $12.0 million as of December 31, 2018 and $0.4 million as of December 31, 2017, net of recapitalization of approximately $10.7 million of accumulated deficit as additional paid-in-capital in connection with the conversion/reincorporation. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, and from general and administrative costs associated with our operations.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. Although we believe the proceeds from our initial public offering and our currently contemplated offering will be sufficient to fund our operations over the next twelve months, they will not be sufficient to fund our entire initial Phase 3 clinical trial. We anticipate the need for at least a second Phase 3 clinical trial, and possibly a third, in order to receive FDA approval for commercialization of AD04 for the treatment of AUD and they will not be sufficient to complete the additional trials. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds of our initial public offering and our currently contemplated offering prior to the commercialization of and to complete the additional clinical trials for AD04. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop AD04.

Clinical Trials — Research and Development Schedule

We currently anticipate that we, working in collaboration with our vendors, upon execution of collaborative research and development agreements with them, will be able to execute the following timeline:

AD04 — Two-Stage Clinical Development Strategy — Conduct the Phase 3 clinical trials sequentially

*	Even if the 1st Phase 3 trial is not accepted by the FDA due to the study not being well-powered for the FDA’s currently stated end point, we still expect that the EMA will require only one additional trial. In this case, however, a 3rd trial might be required by the FDA (i.e., three Phase 3 trials in total). If two additional trials are required for FDA approval after an initial Phase 3 trial conducted in the EMA, we would expect to run the 2nd and 3rd trials in parallel (i.e., at the same time) so as not to increase the expected time to approval. The 1st Phase 3 trial is expected to require $7.5 million of direct expenses. The 2nd Phase 3 trial is expected to require $20 million in direct expenses, and up to $10 million in additional other development expenses is expected to be required. A possible 3rd Phase 3 trial would be expected to require an additional $20 million in clinical trial related expenditures.

We expect to incur R&D expenses of approximately $3.6 million over the next 12 months. We estimate the cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to total approximately $7.5 million, and is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

Recent Developments

On July 31, 2018, we closed our initial public offering whereby we sold 1,464,000 units, each unit consisting of one share of common stock, par value $0.001 per share, and one warrant to purchase one share of common stock, at a public offering price of $5.00 per unit, before underwriting discounts and expenses. In addition, the underwriters partially exercised their over-allotment option to purchase up to 219,600 warrants granted in connection with the offering by purchasing an additional 170,652 warrants at the offering price of $0.01 per warrant, for proceeds of $1,707. The aggregate net proceeds received by us from the offering were $6.3 million, net of offering expenses not recognized in previous periods. Approximately $633,000 of these proceeds were used for cash repayment of debts.

On December 20, 2018, we issued 162,500 shares of our common stock upon conversion of a convertible note in the principal amount of $325,000.

On December 26, 2018, we issued 25,000 shares of common stock as a result of the exercise of tradeable warrants to purchase 25,000 shares of common stock at an exercise price of $6.25 per share (ADILW) for a cash payment of $156,250.

In January, 2019, we issued 93,100 shares of common stock as a result of the exercise of tradeable warrants to purchase of 93,100 shares of common stock at an exercise price of $6.25 per share (ADILW) for a cash payment of $581,875.

On January 18, 2019, we exchanged a warrant for the purchase of 300,000 shares of common stock at an exercise price of $3.75 per share, for a new warrant to purchase 300,000 shares of common stock at an exercise price of $3.75 per share having different cashless exercise terms.

On January 22, 2019, we issued 250,000 shares of common stock upon the exercise of a warrant to purchase 300,000 shares of common stock at an exercise price of $3.75 per share for a cash payment of $468,750 and the cashless exercise of the remaining warrant.

On January 31, 2019, we issued 22,311 shares of common stock upon the full cashless exercise of a warrant to purchase 65,130 shares of common stock at an exercise price of $4.99 per share.

On February 4, 2019, we issued 1,083 shares of common stock upon the exercise of a warrant to purchase 1,083 shares of common stock at an exercise price of $0.005 per share for a cash payment of $6.

Results of operations for the years ended December 31, 2018 and 2017 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2018	2017	(Decrease)
Research and development expenses	$368,000	182,000	186,000
General and administrative expenses	6,619,000	813,000	5,806,000
Total Operating Expenses	6,987,000	995,000	5,992,000

Loss From Operations	(6,987,000)	(995,000)	(5,992,000)

Interest income	7,000	–	7,000
Loss on debt extinguishments	(3,485,000)	–	(3,485,000)
Interest and financing charges	(1,167,000)	(144,000)	(1,023,000)
Total other income (expenses)	(4,645,000)	(144,000)	(4,501,000)

Net Loss	(11,632,000)	(1,139,000)	(10,493,000)

Research and development (“R&D”) expenses

Research and development is crucial to the our development. Our research and development expenses were $368,000 and $182,000 for the years ended December 31, 2018 and 2017, respectively, representing 5.3% and 18.3% of our total operating expenses for the years ended December 31, 2018 and 2017, respectively.

R&D expenses increased by approximately $186,000 (102%) during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was largely attributable to the hiring of personnel devoting essentially the whole of their efforts to clinical development efforts (additional $125,000) and additional R&D consulting costs ($79,000) after completion of the IPO and with ramp up for initiation of the planned Phase 3 study.

General and administrative expenses

General and administrative expenses increased by approximately $5,806,000 (714%) during the year ended December 31, 2018 as compared to the year ended December 31, 2018. The increase was largely attributable to added G&A personnel costs (an additional $334,000), added legal expense (an additional $230,000), the implementation of director compensation (an additional $101,000), and increased equity compensation expense (an additional $5,110,000, comprised of employee stock option expense of $199,000, stock issued as consideration to cancel the performance bonus plan of $1.5 million, and stock and warrants issued to various consultants for the remainder).

Other income (expenses)

Other expense increased by approximately $4,501,000 (3126%) during the year ended December 31, 2018. The increase was attributable to an increase in interest expense due to increased debt prior to the IPO, and the recognition of expenses associated with the issuance of stock and warrants to debt holders on completion of the IPO.

Liquidity and capital resources

Overview

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue as we develop and eventually commercialize our compound. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of the product. To date, we have funded our operations primarily with the proceeds from our initial public offering and equity financings prior to our initial public offering and the issuance of notes. On July 31, 2018, we closed our initial public offering. The aggregate net proceeds received by us from the offering were $6.3 million net of underwriter’s fees and expenses not recognized in previous periods.

As of December 31, 2018, we had approximately $3,869,000 in cash and cash equivalents and $4,435,000 of working capital, compared to approximately $18,000 in cash and cash equivalents and $(1,005,000) of negative working capital as of December 31, 2017.

Prior to July 31, 2018, we had outstanding convertible notes payable, net of debt discount, of approximately $234,000. The principal and interest was scheduled to come due on these notes in 2029, and the notes bore interest at a rate of 15% per annum. Upon consummation of our initial public offering, these notes automatically converted to equity.

In May 2017, we issued a senior secured bridge note in the principal amount of $287,500 (the “Senior Secured Bridge Note”) and received proceeds of $250,000 from said loan. The Senior Secured Bridge Note bore interest of 2% annually and the holder of the Senior Secured Bridge Note had the right to require repayment of 115% of the outstanding principal amount plus interest upon us receiving proceeds of $250,000 or more from the sale of our equity (or equivalent securities) or the issuance of debt. The Senior Secured Bridge Note was amended to modify the maturity date to December 4 from February 5, 2018 and upon maturity $349,900 was to be paid in full satisfaction of the principal and outstanding interest. On February 22, 2018, the lender agreed to settle the Senior Secured Bridge Note for a payment of $150,000 in cash, and our agreement to (i) pay, on consummation of a sale of equity with proceeds greater than $2,000,000, including our initial public offering, a further cash payment of $100,000 at the earlier of such next financing or at the same time and in equal amount (up to a maximum of $100,000) as payments are made to MVA 151 Investors, LLC (“MVA”) under the senior secured note held by MVA, (ii) to issue upon such consummation of a sale of equity (x) a number of shares of common stock equal to $50,000 divided by the price per share of the sale, and (y) warrants to purchase a number of shares of common stock equal to $325,000 divided by the price per share of the sale, at a strike price equal to the price per share of the sale. The $100,000 was paid on July 31, 2018 out of the proceeds our initial public offering.

On February 22, 2018 and March 1, 2018, we entered into Security Purchase Agreements pursuant to which we issued senior secured notes in the aggregate principal amount of $510,000 (the “Secured Notes”) to a number of our directors and entities controlled by directors, as well as two consultants. The Secured Notes ranked pari passu with respect to seniority as to payment to one another and the June 2018 Senior Note, senior as to payment as to all other outstanding debt, and were secured by a lien on substantially all of our assets. The Secured Notes, as amended, bore interest at rate of 18% per annum and were payable upon the earlier of August 1, 2018 or upon our consummation of our next debt or equity financing, including, without limitation, our offering or a change of control of us. The Secured Notes were repaid in full using the proceeds of our initial public offering.

On June 3, 2018, we entered into a Security Purchase Agreement pursuant to which we issued a senior secured note in the principal amount of $325,000 to one accredited institutional investor (the “June 2018 Senior Note”). The June 2018 Senior Note was issued at an original issue discount of 15.4%, or $50,000, did not bear interest and is payable on March 5, 2019 or upon an earlier event of default, including, without limitation, a change of control of us. The June 2018 Senior Note was convertible into shares of our common stock at a conversion price of $2.00 per share, subject to adjustment for certain dilutive issuances. Additionally, in the event of the consummation by us of a dilutive financing (defined as any debt or equity financing in the amount of $2,000,000 or more, at a price of less than $4.00 per share of common stock), we agreed to reduce the conversion price then in effect to a price equal to 50% of the per share price of the common stock issued in the dilutive financing. We also issued to the holder of the June 2018 Senior Note a warrant to purchase 300,000 shares of our common stock exercisable at $3.75 per share which will be exercisable for a term of five years. Upon the written request of the warrant holder, given no more than once and no earlier than one hundred and eighty (180) days after we become a reporting company under the Exchange Act, we have agreed to prepare and file with the SEC within sixty (60) days of our receipt of such request a registration statement on Form S-1 covering the resale of the shares of common stock issuable under the warrant, and to use our commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and remain effective during the exercise period of the warrant. The June 2018 Senior Note was repaid in full on December 20, 2018 upon its conversion into 162,500 shares of our common stock.

Our cash and cash equivalents of approximately $3.9 million at December 31, 2018 are not expected to be sufficient to fund operations for the subsequent twelve months from the date of this Annual Report on Form 10-K, with total cash to be used during the period expected to be approximately $6.4 million. Cash available at the date of this Annual Report on Form 10-K will not be sufficient to fund our operations for the next twelve months, given our current expectations. We will, despite receipt of the proceeds of our initial public offering and even with the proceeds of our currently contemplated offering (for which there can be no assurance that we will raise sufficient funds), require additional financing as we continue to execute our business strategy. Of the estimated $7.5 million projected to be necessary to complete the initial Phase 3 trial, about $3.0 million will come from IPO funds and proceeds from warrant exercises. We will therefor require at least $4.5 million in additional funds in order to complete the initial Phase 3 trial of AD04. Without additional proceeds from this a financing, or another liquidity event, we estimate that our existing cash would be exhausted by the end of 3rd quarter 2019.

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

Cash flows

(rounded to nearest thousand)	For the Year Ended December 31,
Provided by (used in)	2018	2017
Operating activities	$(2,498,000)	$(495,000)
Investing activities	–	35,000
Financing activities	6,349,000	390,000
Net increase (decrease) in cash and cash equivalents	$3,851,000	$(70,000)

Net cash used in operating activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items (including amortization, change in fair value of derivative liability, profits interest compensation and amortization of debt discount), and the effect of changes in working capital and other activities. The increase in cash used in operating activities is primarily due to the increase in net loss in 2018, which increase in turn was due to cash expenses associated with the IPO and subsequent increase in R&D activity.

Net cash provided by investing activities

Net cash provided by investing activities primarily consisted in repayment of loans previously extended. Net cash provided by investing activities decreased by $35,000 during the year ended December 31, 2018. The decrease was entirely attributable to cash payment of a loan extended for the purchase of convertible notes in 2017, which was no longer outstanding in 2018.

Net cash provided by financing activities

Net cash provided by financing activities during the year ended December 31, 2017 primarily consists of capital raising activities through debt financing. Net cash provided by financing activities increased $5,959,000 during the year ended December 31, 2018, the increase in cash provided by financing activities was attributable to the realization of proceeds from the initial public offering of stock ($6,268,000) and proceeds from Senior and Senior Secured Notes ($685,000), net of cash repayment of Senior Notes and Senior Secured Notes ($760,000) on completion of the IPO.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Leases — In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. the amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. There was no material impact on its financial statements as a result of adopting this guidance.

Earnings per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging — In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. We early adopted ASU 2017-11 at the beginning of the second quarter of 2018; there was no effect on the financial statements at the time of adoption.

Fair Value — In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. There was no material effect on the financial statements as a result of this adoption.

Internal control over financial reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Prior to the IPO, we were a private company and we are currently in the process of reviewing, documenting and testing our internal control over financial reporting. During our internal preliminary reviews, we have identified material weaknesses in our internal control over financial reporting. See Item 9A and Risk Factors — “We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.”

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We have not performed an evaluation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our second Annual Report on Form 10-K. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”

Critical accounting policies and estimates

The preparation of the financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to prepaid and other current assets, recoverability of long-lived assets and the fair value of our membership units. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our financial statements as they occur. While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our financial statements.

Significant items subject to such estimates and assumptions include the valuation of outstanding profits interest units, derivative liabilities, intangible assets useful life, contingent liabilities and income taxes. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Fair Value of Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities, debt instruments and derivative liabilities.

FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by us. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables, current liabilities, convertible notes, payable senior notes, and bridge notes each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of December 31, 2018, the significant inputs to our derivative liabilities recorded at fair value were considered level 3 inputs.

Profits Interest Units & Options

Prior to conversion/reincorporation, the Operating Agreement also created and authorized the issuance of Profits Interest Units (“PIU’s”). PIU’s were identical to Class A units except that the amount of cash distributions to be received by the holder of a PIU was to be reduced by Distribution Reduction. PIU’s awarded as incentives to personnel were usually subject to our right of repurchase, at the nominal amount, in the event the awardee’s employment with us is terminated. The right of repurchase usually expired over time on a straight-line, monthly basis with the length of expiration of the right of repurchase being 6-48 months depending on the circumstances.

In addition, the Board of Directors authorized, and management issued, options to purchase Class A units, which were converted to options to purchase shares of common stock in connection with the corporate conversion/reincorporation. Options issued to personnel are subject to cancellation in the event an awardee’s employment with us is terminated prior to vesting. Generally, options awarded to personnel vest over a period of 3 years.

We estimate the fair value of PIU’s and options granted using the Black Scholes Merton model. We estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of equity-based compensation expense is recognized. If the award is deemed probable of being earned, related equity-based compensation expense is recorded. The fair value of an award ultimately expected to vest is recognized as an expense, net of forfeitures, over the requisite service periods in our statements of operations, which is generally the vesting period of the award.

The Black Scholes Merton model requires the input of certain subjective assumptions and the application of judgment in determining the fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, the expected dividend yield, and the expected term of the awards. In addition, the recognition of equity-based compensation expense is impacted by our estimated forfeiture rates, which is based on an analysis of historical forfeitures. We will continue to evaluate our forfeiture rate, considering our actual forfeiture experience, analysis of employee turnover and other factors.

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●	Expected volatility — We determine the expected price volatility based on the historical volatilities of our peer group as we do not have a sufficient trading history for our units. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate — The risk free rate was determined based on yields of U.S. Treasury Bonds of comparable terms. The volatility is based on analyzing the stock price and implied volatility of guideline companies.

●	Expected dividend yield — We have not previously issued dividends and do not anticipate paying dividends in the foreseeable future. Therefore, we used a dividend rate of zero based on our expectation of additional dividends.

●	Expected term — The expected term of the awards is based on an estimated service period of 1.62 years for 2016 for profits interest units. No Profits interest units were issued in 2017 or the first three months of 2018. The expected term of the options issued in 2017 was estimated using the simplified method at 5.8 years.

The weighted average assumptions used in the Black Scholes Merton model related to profits interest units for the year ended December 31, 2017 and to options in the year ended December 31, 2018 are as follows:

	2018	2017
Fair Value of Class A unit/Share of Common Stock	$2.80	$1.03 to $1.05
Risk-free rate	2.79%	2.26% to 2.35%
Volatility	95.77%	91%
Dividend yield	0%	0%
Expected term (years)	6.5 years	5.8 years

The Fair Value of the underlying Class A units were valued based on our security offerings, increased for our annual weighted average cost of capital for PIU’s issued in subsequent years from the security offerings. The underlying Class A units were valued using an Option Pricing Model (OPM) using an iterative approach at various total equity values, such that the value of the equity instruments issued was equal to the consideration paid (given the equity structure at the time).

Prior to our initial public offering, in the absence of a public trading market, our board of directors determined a reasonable estimate of the then-current fair value of our equity awards for purposes of granting equity-based compensation based on input from management. We determined the fair value of our PIU utilizing methodologies, approaches and assumptions from a third party valuation firm. In addition, we exercised judgment in evaluating and assessing the foregoing based on several factors including:

●	the nature and history of our business;

●	our historical operating and financial results;

●	the market value of companies that are engaged in a similar business to ours;

●	the lack of marketability of our common stock;

●	the price at which shares of our equity instruments have been sold;

●	the overall inherent risks associated with our business at the time stock option grants or warrants were approved; and

●	the overall equity market conditions and general economic trends.

We will continue to accumulate additional data and use judgment in evaluating each assumption on a prospective basis. As of December 31, 2018 and December 31, 2017, we had $511,825 and $706,330, respectively, of unrecognized equity-based compensation expense related to profits interest units and options that is expected to be recognized.

Embedded Derivative Liability — Convertible Notes

The Company had convertible notes outstanding at December 31, 2017 with a default payment provision (a default provision that required payment of three times the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. ASC 815 – 15 – 25 – 42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations.

We used the Monte-Carlo valuation model to determine the fair value of the derivatives liability, using the following key assumptions for the year ended December 31, 2016. The change in the fair value of the derivative liability at July 31, 2018, when the 2016 Convertible notes converted to equity and the Embedded Derivative Liability was discharged, was not material.

Underlying asset	Share of common stock
Common stock Expected term (years)	5 years
Common stock Volatility	90-92%
Risk free rate	1.67-2.45%
Event of default trigger	Starts at 0%, then rises 0.5% per year to a maximum of 5%
Probability of Company Sale	45% by 12/31/17
25% by 12/31/18
25% by 12/31/19

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. The Company’s legal costs associated with contingent liabilities are recorded to expense as incurred.

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

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s discussion and analysis of financial condition and results of operations and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this Annual Report on Form 10-K, and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of such extended transition period, and as a result, we may not comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards.

We will continue to qualify as an emerging growth company until the earliest of:

●	The last day of our fiscal year following the fifth anniversary of the date of our IPO;

●	The last day of our fiscal year in which have annual gross revenues of $1.07 billion or more;

●	The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;

●	The date on which we are deemed to be a “large accelerated filer”, which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplemental Data

ADIAL PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2, the Company has an accumulated deficit of $12.0 million as of December 31, 2018 and has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

East Hanover, New Jersey

February 19, 2019

ADIAL PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$3,869,043	$18,248
Prepaid research and development	505,960	—
Prepaid expenses and other current assets	317,547	9,000
Total Current Assets	4,692,550	27,248

Intangible assets – net	6,735	7,298
Total Other Assets	6,735	7,298

Total Assets	$4,699,285	$34,546

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$257,974	$342,082
Senior secured bridge note payable, net of discount of $23,363 at December 31, 2017	—	351,637
Subordinated notes payable – related parties, net of discount $11,685 at December 31, 2017	—	103,315
Convertible notes payable, net of discount of $687 at December 31, 2017	—	234,313
Derivative liability	—	752
Total Current Liabilities	257,974	1,032,099

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2018 and 2017	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 6,862,499 and 3,268,005 shares issued and outstanding at December 31, 2018 and 2017, respectively	6,863	3,268
Additional paid in capital	16,469,818	(596,829)
Accumulated deficit	(12,035,370)	(403,992)
Total Stockholders’ Equity (Deficit)	4,441,311	(997,553)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,699,285	$34,546

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Operating Expenses:
Research and development expenses	$368,459	$182,107
General and administrative expenses	6,618,763	813,179
Total Operating Expenses	6,987,222	995,286

Loss From Operations	(6,987,222)	(995,286)

Other Income (Expense)
Interest income	7,392	367
Loss on debt extinguishments	(3,484,502)	—
Interest and financing charges	(1,167,046)	(144,537)
Total other income (expense)	(4,644,156)	(144,170)

Loss Before Provision For Income Taxes	(11,631,378)	(1,139,456)
Provision for income taxes	—	—

Net Loss	$(11,631,378)	$(1,139,456)

Net loss per share, basic and diluted	$(2.44)	$(0.35)

Weighted average shares, basic and diluted	4,759,363	3,264,385

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	3,260,987	$3,261	$9,831,491	$(9,938,245)	$(103,493)
Conversion from LLC to C Corporation	—	—	(10,673,709)	10,673,709	—
Equity-based compensation	—	—	205,396	—	205,396
Sale of Common Stock	7,018	7	39,993	—	40,000
Net loss	—	—	—	(1,139,456)	(1,139,456)
Balance, December 31, 2017	3,268,005	$3,268	$(596,829)	$(403,992)	$(997,553)
Equity-based compensation - stock granted for Performance Bonus Plan cancellation	292,309	292	1,461,253	—	1,461,545
Equity-based compensation - stock and warrants granted on IPO	388,860	389	3,436,017	—	3,436,406
Equity-based compensation - stock option expense	—	—	251,903	—	251,903
Equity-based compensation - stock issuances to consultants	118,750	119	218,381	—	218,500
Senior Note Beneficial Conversion Feature	—	—	52,050	—	52,050
Warrants issued with senior note	—	—	222,950	—	222,950
Sale of Common Stock & Warrants	1,464,000	1,464	7,320,242	—	7,321,706
IPO Issuance Cost	—	—	(1,053,774)	—	(1,053,774)
Stock and warrants issued in connection with debt settlements	442,220	442	4,131,956	—	4,132,398
Conversion of convertible notes on upon IPO	700,855	701	544,606	—	545,307
Conversion of June 2018 Senior Note	162,500	163	324,837	—	325,000
Exercise of warrants	25,000	25	156,226	—	156,251
Net loss	—	—	—	(11,631,378)	(11,631,378)
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,631,378)	$(1,139,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	5,368,354	205,396
Non-cash interest expense	776,214	—
Amortization of intangible assets	563	565
Amortization of debt discounts	352,673	102,263
Loss on debt extinguishments	3,484,502	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(814,507)	9,670
Note receivable – related party	—	(367)
Other assets	—	2,250
Accounts payable and accrued expenses	(34,808)	324,817
Net cash used in operating activities	(2,498,387)	(494,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable – related party	—	35,117
Net cash provided by investing activities	—	35,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private sale of equity	—	40,000
Net proceeds from sale of equity in IPO	6,267,932	—
Proceeds from Senior Secured Bridge Note	—	250,000
Proceeds from Subordinated Notes Payable	—	100,000
Proceeds from Senior Note	275,000	—
Proceeds from Senior Secured Notes, including related party	410,000	—
Repayment of Senior Secured Bridge Note	(150,000)	—
Repayment of Senior Secured Notes, including related party	(510,000)	—
Repayment of Senior Secured Bridge Note	(100,000)	—
Proceeds of warrant exercise	156,250	—
Net cash provided by financing activities	6,349,182	390,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,850,795	(69,745)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	18,248	87,993

CASH AND CASH EQUIVALENTS-END OF YEAR	$3,869,043	$18,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,160	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants for financing costs classified as debt discount	$222,950	$—
Beneficial conversion discount on convertible notes payable	$52,050	$—
Exchange of Subordinated notes in the amount of $115,639 for Senior secured notes	$100,000	$—
Stock and warrants issued per terms of June 2018 notes and FirstFire note	$3,747,207	$—
Stock and warrants issued for MVA agreement	$385,191	$—
Stock and warrants issued for conversion of convertible notes	$545,307	$—
Stock issued on conversion of June 2018 note	$325,000	$—

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (the “Company” or “Adial”) was converted from a limited liability company to a corporation and reincorporated in Delaware on October 1, 2017 from ADial Pharmaceuticals, LLC, which was formed on November 23, 2010 in the Commonwealth of Virginia. Adial is presently engaged in the development of medications for the treatment of addictions and related disorders.

The Company is planning to commence its first Phase 3 clinical trial of its lead compound AD04 (“AD04”) for the treatment of alcohol use disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of alcohol use disorder rather than the previously required abstinence-based endpoints. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as opioid use disorder, obesity, smoking, and other drug addictions.

In July 2018, the Company raised proceeds of $6.3 million in an initial public offering (the “IPO”), net of offering expenses. On July 27, 2018, the shares of common stock and offering warrants began trading on the Nasdaq Capital Market under the symbols “ADIL” and “ADILW”, respectively.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity, Going Concern and Other Uncertainties

The financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has not generated any revenues. As of December 31, 2018, the Company had an accumulated deficit of approximately $12.0 million, and has incurred net losses of approximately $11.6 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. Based on the current development plans for AD04 in both the U.S. and foreign markets and the Company’s other operating requirements, management believes that the existing cash at December 31, 2018 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through equity and/or debt financings, strategic relationships, or out-licensing of its products in order to complete its ongoing research and development efforts and the planned Phase 3 clinical trial. Without additional funding, the Company would exhaust its existing cash reserves by the end of the third quarter of 2019 and would be required to delay, scale back or eliminate some or all of its research and development programs which would likely have a material adverse effect on the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Generally, the Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of clinical testing and trial activities of the Company’s product candidates; the ability to obtain regulatory approval to market the Company’s products; the ability to manufacture the Company’s products successfully; competition from products manufactured and sold or being developed by other companies; the price of, and demand for, Company products; the ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products; and the ability to raise capital to support its operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the valuation of equity-based compensation, intangible assets useful life, and contingent liabilities. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of stock, which are all voting shares. For purposes of these statements, the conversion of units into common shares associated with the reorganization of ADial Pharmaceuticals, LLC into Adial Pharmaceuticals, Inc (see Note 9) on October 2, 2017 has been retroactively reflected for all periods presented.

Common stock equivalents consist of outstanding warrants and options. Stock equivalents of warrants to purchase approximately 5,054,759 common shares and shares to be issued upon exercise of 243,182 options outstanding, and stock equivalents of warrants to purchase approximately 482,555 common shares and shares to be issued upon exercise of 174,282 options outstanding were all excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2018 and 2017, respectively, because their effect on the loss per share is anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2018, the Company held a balance in a money market account that exceeded federally insured limits by approximately $3.4 million. There were no accounts that exceeded federally insured limits at December 31, 2017.

Intangible Assets

Intangible assets consist primarily of the trademarks and copyrights. The trademarks and copyrights will be amortized using the straight-line method based on an estimated useful life of 20 years.

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

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses includes fees associated with direct trial expenses such as fees due to contract research organizations, consultants supporting our research and development endeavors, the acquisition of technology rights, and compensation of clinical development personnel. These costs are charged to operations as incurred as research and development expense.

Embedded Derivative Liability — Convertible Notes

The Company had convertible notes outstanding at December 31, 2017 with a default payment provision (a default provision that requires payment of three times the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. ASC 815 – 15 – 25 – 42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations (see Note 7). At December 31, 2018, these notes had been paid in full, discharging the embedded derivative liability.

Equity-Based Compensation

In 2018 and 2017, the Company issued equity options to certain employees, directors, and consultants. Prior to reincorporation as a Delaware corporation on October 1, 2017, these options were for the purchase of Class A equity units. All options for the purchase of Class A units outstanding at the time of reincorporation were converted to options for the purchase of shares of common stock, in the same proportion as that used to convert Class A units to shares of common stock (see Note 9). Options are accounted for under FASB ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

Prior to its reincorporation, the Company issued Profits Interest Units (“PIU”) to certain employees. The Company treated the PIU’s it issued in the form of Class A membership Units as compensation in a manner consistent with how stock-based compensation of a C-corporation would be treated if the membership units were shares of a C-corporation. Because the arrangement was primarily based on the price of the Company’s equity instruments and there were no substantive repurchase provisions, the arrangement was accounted for under FASB ASC 718 “Compensation — Stock Compensation” (“ASC 718”). The Company measured the cost of these equity awards based on the grant date fair value of the awards. That cost was recognized on a straight-line basis over the period during which the employee was required to provide service in exchange for the entire award. The fair value of the PIU’s and options to purchase Class A units outstanding on the date of grant was calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of Class A units, expected volatility and expected term. The Company’s estimates of these assumptions are primarily based on third-party valuations, historical data, peer company data and the judgment of management regarding future trends. All equity-based compensation transactions prior to October 1, 2017 have been retrospectively reflected for the conversion of units into common shares associated with the reorganization of ADial Pharmaceuticals, LLC into Adial Pharmaceuticals, Inc (see Note 9).

The Company accounts for equity-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-employees”. The non-cash charge to operations for non-employee PIU’s with time based vesting provisions is based on the fair value of the PIU’s re-measured each reporting period and amortized to expense over the remaining vesting period.

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

Effective on completion of the LLC conversion on October 1, 2017, the Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10 for additional details of the Company’s accounting for income taxes.

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

Recent Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance, and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company adopted ASU 2016-02 effective January 1, 2019. There was no material impact on its financial statements as a result of adopting this guidance.

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

Fair Value — In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company early adopted this guidance at the beginning of the first quarter of 2019. There was no material effect on the financial statements as a result of this adoption.

3 — INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	Useful life	December 31, 2018	December 31, 2017
Trademarks and Copyrights	20 years	$11,300	$11,300
Less: Accumulated amortization		(4,565)	(4,002)
Intangible Assets, net		$6,735	$7,298

Amortization of trademarks and copyrights amounted to $563 and $565 the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the future remaining amortization periods for trademarks and copyrights are approximately 12 years.

4 — SENIOR SECURED NOTES

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

After amending the Senior Secured Bridge Note and extending its terms on October 23, 2017 and November 20, 2017, the Company executed an agreement to settle in full the outstanding Senior Secured Bridge Note on February 22, 2018. Under the terms of this agreement, the Company paid $150,000 at time of execution of the settlement and was to pay an additional cash payment of $100,000 at the earlier of the Next Financing or at the same time and in equal amount (up to a maximum of $100,000) as payments are made to MVA under the senior secured note held by MVA (see below). Failure to make the payment in full at the time of the Next Financing (as defined below) or of payments to MVA would render the settlement agreement null and void. In addition, at such time as the Company completed the Next Financing, the Company agreed to issue to the holder of the Senior Secured Bridge Note (i) warrants to purchase a number of shares of the Company’s common stock equal to $325,000 divided by the price per share of the Next Financing; and (ii) a number of shares of the Company’s common stock equal to $50,000 divided by the price per unit of the Next Financing. The warrants were to have an exercise price equal to the price per share of the Next Financing and a term of two years.

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

Interest expense on the Senior Secured Note in the years ended December 31, 2018 and 2017 was $24,431 and $101,637.

Senior Secured Notes (Related Parties $470,000)

On February 22, 2018 and March 1, 2018, the Company entered Security Purchase Agreements to issue Secured Notes (the “Secured Notes”) to a number of Company directors and a consultant in the aggregate principal amount of $510,000. The Secured Notes ranked pari passu with respect to seniority to one another, were senior to all other debt, and were secured against all assets of the Company. The Secured Notes matured on July 1, 2018 and bore 18% interest, payable at maturity or at the time of the Company’s next equity or debt, including, without limitation, an IPO or a change of control of us. Of the Secured Notes principal of $510,000, $100,000 was issued in exchange for subordinated notes in the discounted principal amount $103,000 and the remaining $410,000 was issued for cash received.

Additionally, upon the consummation by the Company of any debt or equity financing in the amount of $2 million or more (the “Next Financing”), the Company agreed to issue to the holders of the Secured Notes (i) warrants to purchase the securities offered in the Next Financing, such aggregate number of securities to be equal to 400% of the aggregate principal amount of the Secured Notes divided by the price per security of the Next Financing; and (ii) an aggregate number of the securities offered equal to 400% of the of the aggregate principal amount of the Secured Notes divided by the price per security of the Next Financing Secured Notes. The warrants issued have an exercise price equal to the price per security of the Next Financing and a term of five years.

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

On July 31, 2018, upon the consummation of the IPO and as required by the terms of the Secured Notes, the principal and interest outstanding of the Secured Notes was paid in full and 408,000 units (376,000 units to related parties), each unit consisting each of a share of common stock and a warrant to purchase of a share of common stock at an exercise price of $6.25 per share and 408,000 Unit Warrants (376,000 Unit Warrants to related parties) were issued, as a result of which the obligation of the Company with respect to Senior Secured Notes were fully satisfied. The loss on extinguishment of the Secured Notes was $3,399,902.

For the year ended December 31, 2018, interest and financing charges on the Secured Notes was $548,229.

Senior Note

On June 3, 2018, the Company entered into a Security Purchase Agreement in the principal amount of $325,000 to one accredited institutional investor (the “June 2018 Senior Note”). The June 2018 Senior Note ranked pari passu with respect to seniority as to payment with the $510,000 in outstanding other Secured Notes, senior as to payment as to all other outstanding debt and was secured by a lien on substantially all of the Company’s assets. The June 2018 Senior Note was issued at an original issue discount of 15.4%, or $50,000, did not bear interest and was payable on March 5, 2019 or upon an earlier event of default, including, without limitation, a change of control of the Company.

The June 2018 Senior Note was convertible into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment for certain dilutive issuances. Additionally, in the event of the consummation by the Company of a Dilutive Financing (defined as any debt or equity financing in the amount of $2,000,000 or more, at a price of less than $4.00 per share of common stock), the Company agreed to reduce the conversion price then in effect to a price equal to 50% of the per share price of the common stock issued in the Dilutive Financing. The Company also issued to the investor a warrant to purchase 300,000 shares of its common stock exercisable at $3.75 per share which will be exercisable for a term of five years. The lender agreed to be subject to the underwriter’s six month lockup, post-IPO. At the time of the issuance of the June 2018 Senior Note, the Company discounted the principal by $222,950 for the relative value of the warrants issued and $52,050 for the relative value of the beneficial conversion feature, for total additional paid in capital of $275,000, which was the entire cash value of the June 2018 Senior Note at issuance.

On December 19, 2018, the holder of the June 2018 Senior Note elected to convert the entire outstanding principal of $325,000 into shares of common stock at the conversion price of $2.00 per share, as a result of which the Company issued to the holder 162,500 shares of common stock and the Company’s obligations under the note were fully satisfied. At the time of conversion the amortization of the remaining discounts to the June 2018 Senior Note was accelerated and recognized an interest expense of $186,397. For the year ended December 31, 2018, interest expense on the June 2018 Senior Note was $325,000, including the expense recognized on conversion referred to above.

5 — SUBORDINATED NOTES — RELATED PARTIES

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

On February 22, 2018 the Subordinated Holders settled the Subordinated Notes for newly issued Senior Secured Notes in the principal amount of $100,000, in full and complete satisfaction of the all obligations, including the principal sum of the Subordinated Notes, all accrued and unpaid interest thereon, and warrant issuance obligations. As a result of this settlement, the Company realized a gain of $12,241. As a result of the settlement of these securities for newly issued Secured Notes, no stock or warrants were issued as a result of these provisions of the Subordinated Notes.

For the years ended December 31, 2018 and 2017, interest expense on the notes was $4,637 and $3,518, respectively.

6 — CONVERTIBLE NOTES — RELATED PARTIES

In September and December, 2016, the Company issued convertible notes (the “2016 Convertible Notes”) with an outstanding unsecured principal amount of $235,000 to its members, including Directors and Officers. The principal and interest was originally due in 2029, and the 2016 Convertible Notes bore interest at a rate of 15% per annum.

The 2016 Convertible Notes were to automatically convert to common stock in the event the Company issued and sold either common or preferred stock of $2,000,000 or more, excluding the value of the conversion of the 2016 Convertible Notes. The conversion price would be either one third the price offered during the financing round that triggers the conversion, or the price obtained by dividing $2,000,000 by the Company’s fully-diluted capitalization at the time of the financing round that triggers the conversion (the “Conversion Cap Price”), whichever were lower. In the event that the Company or its assets were acquired prior to the closing of a financing round of $2,000,000 or more, the outstanding principal and accrued interest of the notes were to automatically convert to the same instruments offered in the financing round. The conversion would be equal to the Conversion Cap Price at the time of the event. Upon maturity of the 2016 Convertible Notes, the holder might elect to convert the 2016 Convertible Notes into common stock as if a sale of the Company had occurred on the maturity date. Repayment of the 2016 Convertible Notes due to an event of default, as defined in the convertible promissory note agreement, required an accelerated payment of three times the outstanding principal and accrued interest. These default payment provisions were determined to be a derivative instrument.

2016 Convertible Notes, held by Directors and Officers of the Company, totaled $132,854 in principal at December 31, 2017.

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

The total interest expense on these notes in the years ended December 31, 2018 and 2017 was $264,749 and $39,382, respectively.

7 — DERIVATIVE LIABILITY

The Subordinated Notes and the 2016 Convertible Notes included default provisions that required payment of significant penalties in the case of a default event (greater than 10% of the principal). These default payment provisions were determined to be derivative instruments, and derivative liabilities were recognized.

The probability of a liquidity event and consequent repayment of the issuance of these notes at the time of their issuance and period end was sufficiently high that the resulting derivative liabilities were immaterial. The Company used the Monte-Carlo valuation model to determine the fair value of the derivative liability, using the following key assumptions for the year ended December 31, 2017, and through conversion or extinguishment.

Underlying asset	Common Stock
Common Stock Expected term (years)	5 years
Common Stock Volatility	90-92%
Risk free rate	1.67-2.45%
Event of default trigger	Starts at 0%, then rises 0.5% per year to a maximum of 5%
Probability of Company Sale	45% by 12/31/17 25% by 12/31/18 25% by 12/31/19

8 — RELATED PARTY TRANSACTIONS

In January 2011, the Company entered into an exclusive, worldwide license agreement with The University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group (the “UVA LVG”) for rights to make, use or sell licensed products in the United States based upon patents and patent applications made and held by UVA LVG (the “UVA LVG License”). The Company is required to pay compensation to the UVA LVG, as described Note 11. A certain percentage of these payments by the Company to the UVA LVG may then be distributed to the Chairman of the Board in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

On January 29, 2018, the Company entered a Medical Translations services agreement with Medico-Trans Company, LLC (“MTC”), a company under the control of the Chairman of the Board, whereby MTC agreed to perform $67,304 in medical translation services, to be paid on occurrence of a qualified financing of $2,000,000 or more; or, in the event that a qualified financing had not taken place by February 10, 2018, for installment payments of $22,000 on February 10, 2018, $22,000 on March 10, 2018, and the remaining balance on April 10, 2018, and to issue to MTC on consummation of a qualified financing a number of shares of common stock equal to $201,911 divided by the price per share of the qualified financing. The Company made $68,540 in payments to MTC, paying the entire balance and accrued interest thereon. Of these payments, $51,540 were in cash, and the remaining $17,000 payment was converted to the principal balance of a Secured Note (see Note 4). On consummation of the IPO, MTC was issued 40,463 shares of common stock, as required under the terms it the agreement.

On January 29, 2018, the CEO made a payment of $21,000 to Kilburn & Strode, a patent firm, on behalf of the Company for expenses relating to validation of Adial patents, and for which he submitted an expense report. On March 1, 2018 the expense report payable was converted to the principal balance of a Senior Note (see Note 4).

On February 22, 2018, the Company executed a Backstop Commitment Agreement (“BCA”) with MVA 151 Investors, LLC (“MVA”), a company controlled by Company Director Kevin Schuyler, pursuant to which MVA agreed to guarantee the purchase of up to $242,000 (“the Backstop Amount”) in the principal amount of Secured Notes then offered for subscription and unsubscribed on March 1, 2018 (the “Backstop Commitment”). In consideration of this backstop commitment, at such time as the Company completed the Next Financing, the Company agreed to issue MVA (i) warrants to purchase a number of shares of the Company’s common stock equal to 150% of the Backstop Amount divided by the price per share of the Next Financing and (ii) a number of units of Company common stock equal to 50% of the Backstop Amount divided by the price per share of the Next Financing. The warrants are to have an exercise price equal to the price per share of the Next Financing and a term of five years. On March 1, MVA invested $92,000 in Secured Notes as a result of the BCA, this amount being the $242,000 backstop amount less $150,000 in additional subscriptions received between February 22, 2018 and March 1, 2018. This investment fully satisfied the Backstop Commitment and left MVA with no further associated obligation to invest. At the time of the IPO, the Company issued MVA 151 Investors 24,200 shares of common stock, 24,200 warrants to purchase a share of common stock at an exercise price of $6.25, and 72,600 warrants to purchase a unit (each unit consisting of a share of common stock and a warrant to purchase a share of common stock at an exercise price of $6.25) at an exercise price of $5.00 per unit. The total cost of the issuances made as a result of the backstop agreement was $385,181, included in the net loss recognized on the Senior Secured Notes (see Note 4).

On April 25, 2016, the Company entered into a Consulting Agreement with a consultant, who now serves as the Company’s Chief Operating Officer and Chief Financial Officer, at a compensation rate of $2,000 per month. This amount was raised to $2,200 per month on June 1, 2017 and to $3,200 per month December 31, 2017. This consultant was granted 29,992 shares of common stock in the Company during the year ended December 31, 2016, and was to be awarded 0.5% of a transaction, as defined by and under the terms of the Company’s PBP, but was issued 44,636 shares of common stock on retirement of the plan (see Note 11). For the years ended December 31, 2018 and 2017, total fees charged by this consultant were $25,600 and $28,600, respectively. Effective July 25, 2018, this consultant was employed as COO/CFO under the terms of an employment agreement (see Note 11) that superseded the consulting agreement.

On July 31, the Company completed its initial public offer of stock. Related parties that participated in this offering included: (i) William Stilley, the CEO, who purchased 80,000 units consisting of 80,000 shares of common stock and warrants to purchase 80,000 shares of common stock at an exercise price of $6.25 per share; (ii) Kevin Schuyler, Vice Chairman of the Board of Directors and Lead Independent Director, who purchased 90,000 units consisting of 90,000 shares of common stock and warrants to purchase 90,000 shares of common stock at an exercise price of $6.25 per; (iii) James Newman, a Director, who purchased 10,000 units, consisting of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share, personally and 10,000 units, consisting of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share though a Roth IRA for his benefit; (iv) Bankole Johnson, Chairman, who purchased 1,400 units consisting of 1,400 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share; (v) Keller Enterprises LLC, an affiliate of Robertson Gilliland, a Director, which purchased 14,000 units consisting of 14,000 shares of common stock and warrants to purchase 14,000 shares of common stock at an exercise price of $6.25 per share; (vi) Bankole Johnson, Chairman, who purchased 1,400 units consisting of 1,400 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share; (vii) Tony Goodman, a Director, who purchased 7,000 units consisting of 7,000 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share.

See Notes 4, 5, 6, and 9 for related party debt transactions.

9 — STOCKHOLDERS’ DEFICIT

Corporate Conversion/Reincorporation

On October 1, 2017, ADial Pharmaceuticals, LLC converted from a Virginia limited liability company to a Virginia corporation, APL Conversion Corp. On October 11, 2017, APL Conversion Corp. was merged into Adial Pharmaceuticals, Inc., a Delaware corporation. The Certificate of Incorporation of Adial Pharmaceuticals, Inc. authorizes the issuance of fifty million (50,000,000) shares of common stock and five million (5,000,000) shares of preferred stock. No shares of preferred stock have been issued or designated by Adial Pharmaceuticals, Inc. Three million, two hundred sixty-eight thousand five (3,268,005) shares of a single series of common stock were issued to the former equity unit holders of ADial Pharmaceuticals, LLC following the limited liability company’s conversion to a Virginia corporation and subsequent reincorporation by merger in Delaware in the following ratios and total amounts:

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
			3,268,005

Options to purchase 937,000 Class A units, warrants to purchase 723,916 Class A units, and warrants to purchase 1,870,469 Class B units were converted to options and warrants to purchase an aggregate of six hundred fifty-six thousand eight hundred thirty-seven (656,837) shares of common stock of Adial Pharmaceuticals, Inc. and were assumed in proportion to the number of shares to be issued to former unit holders of the class of units underlying the option or warrant, with the exercise price of the newly issued options or warrants being divided by the same ratio. All references to the former member’s initial capital contribution in ADial Pharmaceuticals, LLC has been retroactively adjusted to reflect the equivalent number of Adial Pharmaceuticals, Inc. shares of common stock. Additionally, upon completion of the conversion, the Company calculated a net adjustment to deferred income tax asset, which was deemed immaterial, and reclassified $10.7 million from accumulated deficit to additional paid in capital.

Equity Issuances/Repurchases

In 2017, the Company issued 7,018 shares of common stock at a price of $5.70 per share, with zero financing cost, aggregating $40,000.

In 2018, the Company issued shares of common stock as follows:

On April 1, 2018, the Company issued 292,309 shares of common stock to Company officers and a director in compensation for termination, by mutual agreement of the Performance Bonus Plan. At the time of this issuance, the company recognized an equity-based compensation expense of $1,461,545.

On July 31, 2018, the Company concluded its initial public offering of 1,464,000 units, each unit consisting of one share of common stock and a warrant for the purchase of one share of common stock with an exercise price of $6.25 (the “Offering Warrants”). The units were sold to the public at a price of $5.00 per unit. The underwriters were granted an overallotment option to purchase up to 219,600 shares of common stock at $4.99 per share and up to 219,600 Offering Warrants for $0.01 per Offering Warrant. The underwriters exercised their overallotment option to purchase 170,652 Offering Warrants for $1,707. The Company also issued 58,560 warrants to the underwriter as compensation. Gross proceeds of the offering, totaled $7,321,706, which after offering expenses, resulted in net proceeds of $6,267,932.

On July 31, the Company issued 700,855 shares of common stock as part of units to holders of the 2016 Convertible Notes upon conversion of the 2016 Convertible Notes at consummation of the IPO, resulting in $545,307 recorded in equity upon conversion.

On July 31, the Company issued 388,860 shares of common stock and 444,608 warrants to consultants, employees, and contractors upon consummation of the IPO, which resulted in equity-based compensation expenses of $3,436,406. Additionally, the Company issued 442,220 shares of common stock, 480,600 warrants in units and 497,330 warrants in common stock resulting in $4,132,398 recorded in equity due to stock and warrants issuances in connection with debt settlements.

On November 26, the Company issued 100,000 shares of common stock to a consultant at the market price of $1.66 per share for a total cost of $166,000.

On December 15, the Company issued 18,750 shares of common stock to a consultant at the market price of $2.80 per share for a total cost of $52,500.

On December 26, the Company issued 25,000 shares of common stock on exercise of 25,000 previously issued tradeable warrants for the warrant exercise price of $6.25 per share, for a total cash receipt of $156,250.

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”). Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan is 1,750,000 shares. At December 31, 2018, there remained 1,681,000 shares issuable under the 2017 equity incentive plan.

On August 16, 2018, the Company filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-8 registering 1,750,000 shares available for issuance under the 2017 equity incentive plan.

Stock Options

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2016	–	NA	NA	NA
Issued	179,862	10.00	$5.70	$4.84
Cancelled	(5,580)	9.85	5.70	4.84
Outstanding December 31, 2017	174,282	9.50	5.70	4.84
Issued	68,900	10.00	$2.80	$2.21
Outstanding December 31, 2018	243,182	8.93	$4.88	$4.09
Outstanding December 31, 2018, non-vested	155,789	9.09	$4.52	$3.41

At December 31, 2018, the intrinsic value totals of the outstanding options were $159,848.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2018 and 2017:

	2018	2017
Fair Value per Share	$2.80	$5.56-5.67
Expected Term	6.5 years	6.5 years
Expected Volatility	95.77%	90-92%
Risk free rate	2.79%	2.26-2.35%

Compensation expense associated with issuance of options was recognized using the straight line method over the requisite service period, which is the implied service period. During the years ended December 31, 2018 and 2017, total equity-based compensation expense from the options issued was $251,903 and $135,891, respectively, of which $52,452 and $0 were classified as R&D expense and $199,451 and $135,891 were classified as G&A expense in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, $511,285 in further compensation expense resulting from issued options remained to be recognized.

See Equity Issuances section in the Note for additional stock based compensation expense incurred in 2018. The components of stock-based compensation expense included in the Company’s statements of operations for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 30
	2018	2017
R&D Options Expense	52,452	–
Total research and development expenses	52,452	–
G&A PIU Issuance Expense	–	69,505
G&A Options Issuance Expense	199,451	135,891
Stock granted for Performance Bonus Plan Cancellation	1,461,545	–
Stock and warrants granted in IPO	3,436,406	–
Stock issued to consultants	218,500	–
Total general and administrative expenses	5,315,902	205,396
Total stock-based compensation expense	$5,368,354	$205,396

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2016	482,555	12.20	5.51	1.38
Issued	–	NA	NA	NA
Cancelled	–	NA	NA	NA
Outstanding December 31, 2017	482,555	11.20	$5.51	$1.38
Issued	4,547,204	5.00	5.82	0.00
Cancelled	–	NA	NA	NA
Exercised	(25,000)	4.59	6.25	0.06
Outstanding December 31, 2018	5,054,759	5.07	$5.72	0.61

Of warrants issued during the year ended on December 31, 2018, 2,846,266 were issued as part of the units issued in the IPO. The Company valued warrants using the Black-Scholes option pricing model, based on weighted average assumptions of an expected term on issue of 5 years, exercise price of $5.87 per share, underlying stock price per share of $5.00, annual volatility of the underlying stock price of 98.75% and risk free rate of 1.72%. Warrants issued in exchange for unit warrants were estimated as being an exchange of equal values.

10 — INCOME TAXES

The Company was reorganized as a C corporation on October 1, 2017. Prior to reorganization, for federal and state income tax purposes, the Company was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Company’s unitholders. As such, the Company did not directly pay federal and state income taxes and recognition was not given to federal and state income taxes for the operations of the Company prior to reorganization. After reorganization, the Company became a taxable entity. Therefore, provision for taxes has been made for the fourth quarter of 2017, the period during which the Company was taxable. On reincorporation, the Company recapitalized $10,673,709 in retained deficits and 2017 losses prior to reincorporation to additional paid in capital, leaving a retained deficit $403,992 as the basis for a potential loss carryforward.

The Company’s tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The annual effective tax rate is estimated to be a combined 27% and 34% for the U.S. federal and state statutory tax rates for the years ended December 31, 2018 and 2017, respectively. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2018 and 2017, there were no tax contingencies or unrecognized tax positions recorded.

Income tax expense attributable to pretax loss from continuing operations differed from the amounts computed by applying the combined U.S. federal and state income tax rate, 34% prior to changes in federal tax rate for the year ended December 31, 2017 and 27% in the year ended December 31, 2018, to pretax loss from continuing operations as a result of the following:

	Year ended December 31,
	2018	2017
Computed “expected” tax benefit	$(2,442,589)	(387,415)
Increase (reduction) in income taxes resulting from:
State Tax, net of federal	(697,883)	(68,367)
Change in Federal Tax Rate	—	52,519
LLC income flow through	—	250,058
Non-deductible finance charges and loss on debt extinguishment	1,255,918	—
Change in the valuation allowance	1,884,554	153,205
Total income tax expense/(benefit)	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at a 27% effective tax rate) as of December 31, 2018 and 2017, respectively, are as follows:

Deferred Tax Assets (rounded)

	Total	Total	Deferred Tax Asset
	2018	2017	2018	2017
Net operating loss carry-forward	7,132,000	404,000	1,926,000	109,000
Stock based compensation	252,000	—	68,000	—
Less: valuation allowance	(7,384,000)	(404,000)	(1,994,000)	(109,000)
Total	$—	$—	$—	$—

the Company has a net operating loss carry-forward for federal and state tax purposes of approximately $7.1 million at December 31, 2018, that is potentially available to offset future taxable income. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income. For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2018, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company measured its deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, the Company is still examining certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was a tax expense of approximately $53,000, which was fully offset with a valuation allowance against our deferred taxes. Since the Company was not a taxable entity prior to reincorporation, examination of returns for years prior to 2017 will not result in changes to tax liability or benefit.

11 — COMMITMENTS AND CONTINGENCIES

License with University of Virginia Patent Foundation

In January 2011, the Company entered into an exclusive, worldwide license agreement with (the “UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG.

As consideration for the rights granted in the UVA LVG License, the Company is obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, the Company paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or sale of the Company, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, the Company is obligated to pay royalties to UVA LVG equal to a percentage of what the Company would have been required to pay to UVA LVG had it sold the products under sublicense ourselves. In addition, the Company is required to pay to UVA LVG 15% of any sublicensing income.

The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if the Company breaches its obligations thereunder, including failing to make any milestone, the most immediate being initiating Phase 3 clinical trials by December 31, 2019, making required payments or the failure to exercise diligence to bring licensed products to market. In the event of a termination, the Company will be obligated to pay all amounts that accrued prior to such termination.

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

The Company executed a further amendment to the license agreement, dated December 18, 2018, changing the date at which the Company must have initiated a Phase 3 trial to December 31, 2019.

At December 31, 2018, the Company had accrued $40,000 in minimum royalties, of which $0 had been paid.

Crown CRO Master Services Agreement & Service Order

On October 31, 2018, the Company entered into a master services agreement (“MSA”) with Crown CRO Oy (“Crown) for contract clinical research and consulting services. The MSA has a term of five years, automatically renewed for two year periods, unless either party gives written notice of a decision not to renew the agreement three months prior to automatic renewal. The agreement can be terminated by the Company if, in the Company’s reasonable opinion, clinical or non-clinical data support termination of the clinical research for safety reasons.

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. The MSA or a service agreement under it may be terminated by the Company, without penalty, on fourteen days written notice.

Crown’s Fee for completion of the trial under the Service Order is approximately $3.4 million (€2,952,355 at the Euro/US Dollar exchange rate of 1.1444 as of December 31, 2018). On November 21, 2018, the Company made the prepayment under the agreement, at a cost of $505,961, after exchange to US dollars at the rate then prevailing, capitalized as a prepaid expense. The remaining fees are to be paid as milestones are reached on the following schedule (converted to dollars at the Euro/US Dollar exchange rate of 1.1444 as of December 31, 2018):

Milestone Event	Percent Fee	Amount
Five of five national regulatory submissions Done	10%	$338,609
First patient randomized	10%	$338,609
30% of patients randomized	10%	$338,609
50% of clinical sites initiated	5%	$169,305
60% of patients randomized	10%	$338,609
100% of clinical sites initiated	10%	$338,609
50% of CRF pages monitored	5%	$169,305
100% of patients randomized	10%	$338,609
90% of CRF pages monitored	5%	$169,305
Database is locked	5%	$169,305
PE analysis	5%	$169,305

Service Agreement 1 also estimates approximately $2.5 million (€2,172,000) in passthrough costs, mostly fees to clinical investigators and sites, which will be billed as incurred. In the event that the MSA or Service Order are terminated, the Crown’s actual costs up the date of termination will be payable by the Company, but any unrealized milestones shall not be.

Lease Commitments

On December 31, 2014, the Company signed a lease agreement for office at 414 East Water Street, Charlottesville, VA 22902. The lease required monthly payments of $2,250 and terminated on January 31, 2017. As of the date of these statements, the lease had terminated and the full security deposit of $2,250 has been returned to the Company. Rent expense under this operating lease agreement was approximately $0 and $2,130 for the years ended December 31, 2018 and 2017, respectively.

On August 16, 2017, the Company entered into a sublease with Inspyr Therapeutics, Inc. for two furnished offices located at 1180 Seminole Trail, Suite 495, Charlottesville, Virginia 22901. Pursuant to the sublease, the Company has agreed to pay rent in the amount of $300 per month while it is a private company with the rent increasing to $1,300 per month beginning on the first day of the month after it is a public company. Either party may terminate the sublease upon written notice to the other party specifying the date of termination as long as such date of termination is not earlier than the last day of the month following the month in which such notice is given. Rent expense under this operating lease agreement was approximately $3,900 and $750 for the years ended December 31, 2018 and 2017, respectively.

On October 9, 2018, the Company entered into a license and membership agreement with Jelly Works X Zero-Ten, LLC for membership in a coworking space and use of an office located at 307A Kamani Street, Honolulu, HI 96813. The Company agreed to pay a monthly fee of $1,152 for membership and use of these facilities, committing to do so for a term of one year. The agreement is not a lease and does not create a tenancy relationship. At December 31, 2018, the Company had paid security deposit of $1,100 and $3,455 in fees under this agreement.

On December 19, 2018, the Company entered into an office service agreement with the University of Virginia Foundation for the use of an office and a workstation located at 1001 Research Park Boulevard, Suite 100, Charlottesville, VA 22911. The Company agreed to pay a fee of $1,150 per month for use of these facilities. The agreement does not create a lease interest or tenancy relationship, and is on a month-to-month basis. At the time the agreement was executed, the first use fee for the month of January 2019 of $1,150, a security deposit of $1,150, and a setup fee of $200 became due and payable.

Performance Bonus Plan

On February 17, 2015, the Company adopted a performance bonus plan (“PBP”) to provide incentive for Company personnel, which was modified on January 25, 2016 and April 15, 2017. Under the PBP, 5.25% of the first $14.7 million of a strategic transaction (one or more transactions that provide funds to the Company and/or its members that enable the commencement of the clinical development of AD04) will be set aside for Company’s personnel with 1.25% of funds to be awarded to the Chairman of the Board and the remainder to be awarded at the CEO’s discretion, with no more than 3.15% payout to the CEO of the Company. The maximum bonus amount to be paid out of the PBP was $771,750. The Company had the right to pay up to 65% of the amounts due under the PBP with equity of the Company, valued at a future investors round equity price, with the balance paid in cash in order to potentially pay taxes that may be due by the recipients due to the award under the PBP.

On April 1, 2018, the Company retired by mutual agreement with the participating directors and officers, Bankole Johnson, William Stilley, and Joseph Truluck, the PBP. In consideration of their agreement to retire the PBP, Mr. Stilley, Dr. Johnson, and Mr. Truluck were issued 197,673, 50,000, and 44,636 shares of common stock, respectively, and the Company incurred an associated charge to operations in the year ended December 31, 2018 of approximately $1.5 million.

Consulting Agreements

On October 1, 2018 the Company entered into a Consulting Agreement and attached Statement of Work with LWY Consulting, Inc., doing business as Panacea Clinical Research (“Panacea”) for clinical and regulatory consulting services. Under the terms of this agreement, the Company has the option of paying up to twenty-five percent (25%) billed work time in the form of options to be issued on the last day of each quarter during which the work was billed. At December 31, 2018, the Company had not paid any compensation to Panacea in the form of options.

On November 26, 2018, the Company entered into a Consulting Agreement with Bespoke Growth Partners, Inc. (“Bespoke”) for advice and consulting on the Company’s business planning, corporate communications, investor relations, and market strategies. The term of the agreement is one year, but may be terminated by the Company at any time for any reason with 30 days notice. Under the terms of this agreement and in compensation for its services, the Company issued 100,000 shares of common stock to Bespoke effective November 26, 2018 at a cost of $1.66 per share (the market price on the day of issue) or $166,000 in total. Unless the agreement has been terminated, the Company will be required to issue 50,000 shares of common stock to Bespoke on each of March 1, June 1, and September 1, 2019.

On December 15, 2018, the Company executed an Engagement Letter with Lyons Capital, LLC (“Lyons”) for making professional introductions. The engagement has a term of one year, but may be terminated at any time and for any reason by the Company immediately with written notice. Under the terms of the letter and in compensation for its services, the Company issued Lyons 18,750 shares common stock effective December 15, 2018 at a cost of $3.46 per share (the market price on day of issue) or $64,875 in total. Unless the engagement has been terminated, the Company will be required to issue 18,750 shares common stock to Lyons on each of March 15, June 15, and September 15, 2019.

Employment Agreements

On July 25, 2017, employment agreements to be entered into by the Company and the CEO, COO/CFO, and Chief Development Officer upon consummation of the IPO for terms ranging from three to five years, salaries ranging from $325,000 per year to $143,000 per year (at a 50% time commitment), with customary terms of severance. Following the consummation of the IPO on July 31, 2018, the CEO and COO/CFO executed their respective employment agreements. The Chief Development Officer executed an employment agreement on September 6, 2018.

Grant Incentive Plan

On April 1, 2018, the board of directors approved a Grant Incentive Plan to provide incentive for Bankole A. Johnson (together, the “Plan Participant”), to secure grant funding for the Company. Under the Grant Incentive Plan, the Company will make a yearly payment to the Plan Participant, based on the grant funding received by the Company in the preceding year from grants originated by the Plan Participants, in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock no later than March 31, each year. During the year ended December 31, 2018, no grant funding that would result in a payment to the Plan Participants had been obtained.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At December 31, 2018 and 2017, the Company did not have any pending legal actions.

12 — SUBSEQUENT EVENTS

In January, 2019, 93,100 previously-registered shares of common stock were issued as a result of the exercise of tradeable warrants to purchase 93,100 shares of common stock at an exercise price of $6.25 per share (ADILW) for a cash payment of $581,905.

On January 18, 2019, the Company exchanged a warrant to purchase 300,000 shares of common stock at an exercise price of $3.75 per share, for a new warrant to purchase 300,000 shares of common stock at an exercise price of $3.75 per share having different cashless exercise terms.

On January 22, 2019, the Company issued 250,000 unregistered shares of common stock upon the exercise of a warrant to purchase 300,000 shares of common stock at an exercise price of $3.75 per share for a cash payment of $468,750 and the cashless exercise of the remaining warrant.

On January 31, 2019, the Company issued 22,311 unregistered shares of common stock upon the full cashless exercise of a warrant to purchase 65,130 shares of common stock at an exercise price of $4.99 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. have concluded that due to deficiencies identified in our preliminary evaluation, the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals and resources to remedy the ineffective controls.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Notwithstanding the foregoing, in connection with the audit of our financial statements as of and for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As such, our internal controls over financial reporting were not designed or operating effectively.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which will consist of Bankole A. Johnson, William B. Stilley, III and Kevin Schuyler, whose term will expire at our annual meeting of stockholders to be held in 2019;

●	Class II, which will consist of Tony Goodman and Robertson H. Gilliland, whose terms will expire at our annual meeting of stockholders to be held in 2020; and

●	Class III, which will consist of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2021.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
William B. Stilley, III, MBA	51	Chief Executive Officer, President and Director
Joseph Truluck, MBA	40	Chief Operating Officer and Chief Financial Officer
J. Kermit Anderson	68	Director
Robertson H. Gilliland, MBA	38	Director
Tony Goodman	54	Director
Bankole A. Johnson, DSc, MD	59	Director, Chairman of the Board
James W. Newman, Jr.	75	Director
Kevin Schuyler, MBA, CFA	50	Director, Vice Chairman of the Board, Lead Independent Director

There are no family relationships among any of our directors or executive officers. The executive officers and directors named above may act as authorized officers of the Company when so deemed by resolutions of the Company. Set forth below is a summary of the business experience of each of our directors and executive officers identified above and our key employee:

William B. Stilley, III, Chief Executive Officer, President and Director

William B. Stilley has served as our Chief Executive Officer since December 2010, our Secretary and Treasurer since April 2012 and as a director since April 2011. In July 2018, Mr. Stilley was appointed to serve as a member of the Board of Directors of Avalon GloboCare Corp. (NASDAQ: AVCO), where he will also serve as Chairman of the audit committee. Avalon GloboCare Corp. is a global intelligent biotech developer and healthcare service provider dedicated to promoting and empowering high impact, transformative cell-based /technologies and their clinical applications, as well as healthcare facility management. Prior to joining the Company from August 2008 until December 2010, he was the Vice President, Business Development & Strategic Projects at Clinical Data, Inc. (NASDAQ: CLDA). At Clinical Data, Inc., Mr. Stilley worked on licensing and M&A transactions and was involved in management of Phase 3 clinical trials, production of Viibryd ® for initial commercial launch of the product, and sourcing drug product and drug substance for the Phase 3 clinical trials of the company’s vasodilator drug for myocardial stress imaging. From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC where he ran the internal operations of the company, including research and development, and all financing activity, until the sale of its principal assets Adenosine Therapeutics were acquired by Clinical Data, Inc. in August 2008. Mr. Stilley has served as an advisor of Adenosine Therapeutics since the sale of its assets to clinical data and its subsequent acquisition of new assets. Deals closed include, without limitation, financings, licenses or acquisition agreements with Johnson & Johnson, Novartis, Santen Pharmaceuticals, Epix Pharmaceuticals, CombinatoRx, ATEL Ventures, Medical Predictive Sciences Corporation, and Novartis Ventures. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion Pharmaceuticals from September 2015 through December 2015, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps.

Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. Until recently, he guest lectured at the Darden School of Business in two courses on the management of life science companies and serves on the Board of Virginia BIO, the statewide biotechnology organization. He also holds patents for Stedivaze®, which is currently in Phase 3 clinical development.

We selected Mr. Stilley to serve on our board because he brings to the board extensive knowledge of the biotechnology industry. Having served in senior corporate positions in several biomedical companies, he has a vast knowledge of the industry and brings to the board significant executive leadership and operational experience as well as knowledge and experience of financing and M&A transactions. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies and his extensive knowledge financing and M&A will serve our company well in the future.

Joseph Truluck, Chief Operating Officer and Chief Financial Officer

Joseph Truluck has served as our Chief Operating officer since April 2017, our Chief Financial Officer since June 2017 and since May 2016 as our VP Operations and Finance. Since January 2013, Mr. Truluck has served as the VP Operations and Finance at Adenosine Therapeutics, LLC after the company reacquired its major drug development program. As VP Operations and Finance, at Adenosine Therapeutics, Mr. Truluck has overseen the operations of the business, including seeing to completion a project to merge and analyze two partially completed Phase 3 trials to constitute a single trial. From April 2005 to July 2009, Mr. Truluck served as the Operations Manager of Adenosine Therapeutics’ until its purchase in August 2008 by Clinical Data. After the purchase of Adenosine Therapeutics’ operations by Clinical Data, Mr. Truluck went on to gain an MBA from Tulane University with a concentration in Finance. After graduation, from July 2011 until March 2012, he co-founded and served as the VP Operations and Finance for Beonten, Inc., a software development company. In addition to his MBA at Tulane, Mr. Truluck earned an MA in Philosophy at the University of Virginia, with a thesis in the area of modal semantics.

J. Kermit Anderson, Director

J. Kermit Anderson has served as a director since February 2015. He has served as the VP and Chief Financial Officer at Cumberland Development Co. since 2007. Cumberland is a privately held company which evaluates and oversees investments in minerals exploration, life sciences, and real estate for a family office. Mr. Anderson has over forty years of experience in financial and development roles for a number of companies. He holds widely diversified experience in financial planning and reporting, accounting, forecasting, pricing, GAAP reporting and contract negotiations including benefits and compensation. His career is split almost equally between public and private companies including major sales and acquisitions. He has held various positions in energy businesses including Massey Energy, AMVEST and Cumberland Resources Corporation working on the sale of the companies for the last two roles. Mr. Anderson has worked extensively on startups for Massey and AMVEST including the move to a new business area with AMVEST. He received his BS-BA from West Virginia University in 1972.

We selected Mr. Anderson to serve on our board because he brings extensive industry experience in corporate development and finance. His prior service with other public companies provides experience related to good corporate governance practices.

Robertson H. Gilliland, MBA, Director

Mr. Gilliland has served as a director since September 2014. Since July 2013, he has been a Principal at Keller Enterprises, LLC, a family office that invests and manages private capital. As a principal, Mr. Gilliland is responsible for sourcing, vetting and managing a variety of private direct investments and spearheading internal initiatives. Prior to joining Keller Enterprises, Mr. Gilliland attended business school beginning in 2011 and was previously a Director at the Brunswick Group, where he specialized in strategic communications and investor relations around mergers and acquisitions, including being an advisor on the Pfizer-Wyeth, Celgene-Pharmion, and Mylan-Merck KGaA Generic transactions. During his tenure at Brunswick, Mr. Gilliland worked on over 35 multi-billion dollar M&A transactions. He has his MBA from the University of Michigan’s Ross School of Business, where he graduated with honors.

We selected Mr. Gilliland to serve on our board because he brings extensive knowledge of the financial markets. Mr. Gilliland’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Tony Goodman, Director

Tony Goodman has served as a director since July 2017. Mr. Goodman’s career spans over 23 years in Pharma and Biotech. Mr. Goodman is the Founder/Managing Director of Keswick Group, LLC, a Biotech Strategic Commercial and Business Development Advisory Firm. From October 2014 until February 2017, he served as the Chief Business Development Officer of Indivior PLC (INDV, FTSE 500) and a member of the executive team which brought Indivior public as a demerger from Reckitt Benckiser Pharmaceuticals, Inc. Mr. Goodman held many leadership positions at Reckitt Benckiser Pharmaceuticals from October 2009 until October 2014 that include: Global Director, Strategy and Commercial Development; Global Head, Category Development; and Director of US Commercial Managed Care. Mr. Goodman has also served as the Director of Strategic Marketing and Business Development at PRA International and Group Product Manager, Marketing and Director of the Managed Health Strategies Group at Purdue Pharmaceuticals L.P. Mr. Goodman graduated from Marshall University, with a degree in Business Administration and is currently a Full Board Executive with the National Association of Corporate Directors (“NACD”).

We selected Mr. Goodman to serve on our board because he brings extensive knowledge of the addiction and pharmaceuticals industry and his significant strategic development experience. Mr. Goodman’s position at the NACD provides him with a broad understanding of the role of directors and corporate governance issues facing public companies.

Bankole A. Johnson, D.Sc., M.D., Director and Chairman of the Board

Professor Bankole Johnson has served as the Chairman of our Board since November 2010. Dr. Johnson is a world-leading neuroscientist and a pioneer in the development of medications for the treatment of alcohol abuse and is the inventor of all patents covering AD04. In August 2013 he was appointed Chair of the Department of Psychiatry at the University of Maryland School of Medicine and also leads the Brain Science Research Consortium Unit at the University of Maryland. Previously, from 2004 until August 2013, he served as Alumni Professor and Chairman of the Department of Psychiatry and Neurobehavioral Sciences at the University of Virginia.

Professor Johnson graduated in Medicine from Glasgow University in 1982 and trained in Psychiatry at the Royal London and Maudsley and Bethlem Royal Hospitals. Additional to his medical degree, he trained in research at the Institute of Psychiatry (University of London) and conducted studies in neuropsychopharmacology for his doctoral thesis (degree from Glasgow University) on the Medical Research Council unit at Oxford University. More recently, in 2004, Professor Johnson earned his Doctor of Science degree in Medicine from Glasgow University — the highest degree that can be granted in science by a British university. His primary area of research expertise is the psychopharmacology of medications for treating addictions.

Professor Johnson is a licensed physician and board-certified psychiatrist throughout Europe and in the U.S. He is the Principal Investigator on National Institutes of Health (NIH)-funded research studies utilizing neuroimaging, neuropharmacology, and molecular genetics techniques. Professor Johnson’s clinical expertise is in the fields of addiction, biological, and forensic psychiatry. Honors include service on numerous NIH review and other committees including special panels.

Professor Johnson was the 2001 recipient of the Dan Anderson Research Award for his “distinguished contribution as a researcher who has advanced the scientific knowledge of addiction recovery.” He received the Distinguished Senior Scholar of Distinction Award in 2002 from the National Medical Association. Professor Johnson also was an inductee of the Texas Hall of Fame in 2003 for contributions to science, mathematics, and technology, and in 2006 he received the American Psychiatric Association’s (APA’s) Distinguished Psychiatrist Lecturer Award. In 2007, he was named as a Fellow in the Royal College of Psychiatrists, and in 2008 he was elected to the status of Distinguished Fellow of the APA. In 2009, he received the APA’s Solomon Carter Fuller Award, honoring an individual who has pioneered in an area that has benefited significantly the quality of life for Black people. In 2010, he was named as a Fellow in the American College of Neuropsychopharmacology. Professor Johnson is Field Editor-in-Chief of Frontiers in Psychiatry, serves on the Editorial Board of The American Journal of Psychiatry, and reviews for over 30 journals in pharmacology, neuroscience, and the addictions. He has over 200 publications. Professor Johnson also has edited three books: Drug Addiction and Its Treatment: Nexus of Neuroscience and Behavior, Handbook of Clinical Alcoholism Treatment, and Addiction Medicine: Science and Practice, one of the foremost reference textbooks in the field.

Bankole Johnson has served as a consultant to Johnson & Johnson (Ortho-McNeil Janssen Scientific Affairs, LLC), Transcept Pharmaceuticals, Inc., D&A Pharma, Organon, Adial Corporation, Psychological Education Publishing Company (PEPCo LLC), and Eli Lilly and Company. He also has served on the Extramural Advisory Board for NIAAA (2004-present), the National Advisory Council for NIDA (2004-2007), the Medications Development Subcommittee of NIDA’s Advisory Council on Drug Abuse (2004-2007), and the Medications Development Scientific Advisory Board for NIDA (2005-2009). In addition, he has been the recipient of research grant support from both NIAAA and NIDA.

We selected Professor Johnson to serve on our Board as our Chairman because he brings extensive knowledge of neuropsychopharmacology and psychopharmacology of medications for treating addictions. Having significant clinical expertise in the fields of addiction, biological, and forensic psychiatry, he has a vast knowledge of and contacts throughout the industry.

James W. Newman, Jr., Director

James W. Newman, Jr. has served as a director since September 2014. Since April 2013, he served as the Founder, Chairman, and President of Medical Predictive Science Corporation (“MPSC”), a medical device company that translates ICU research discoveries to the patient’s bedside and develops predictive technology that detects imminent, catastrophic illness. MPSC’s HeRO sold in over 20 countries and is a pioneering monitoring system for premature infants which detects early signs of distress commonly caused by infection and other potentially life-threatening illnesses. He has also served as part of the management team of Newman Company, a real estate company, since 1980, for which he still works and is the sole owner. In the mid-1990s he began making capital investments in several “start-up” companies, including Charlottesville-based Medical Automation Systems, a major provider of information management systems for point-of-care testing, which was acquired by Massachusetts-based Alere Inc. in 2011. His investments have covered a wide range of fields, encompassing everything from biotechnology, bio-informatics, education, and telecommunications, as well as mechanical inventions. He is particularly interested in investments in the medical field that improve healthcare, but do so at a reduced cost to consumers. Mr. Newman received a B.A. degree from Upsala College in 1968.

We selected Mr. Newman to serve on our board because he brings a strong business background to our company and adds significant strategic, business and financial experience. Mr. Newman’s business and finance background provides him with a broad understanding of the issues faced by companies similar to us.

Kevin Schuyler, CFA – Director, Vice Chairman of the Board, Lead Independent Director

Kevin Schuyler has served as a director since April 2016 and is our Vice Chairman of the Board and Lead Independent Director. He currently serves as a senior managing director at CornerStone Partners LLC, a full service institutional CIO and investment office located in Charlottesville, VA, with approximately $10 billion under management. Prior to joining CornerStone Partners in 2006, he was chief investment officer, vice president, and director of finance and investments for The Nature Conservancy, the world’s largest not-for-profit conservation organization where he oversaw a billion-dollar investment portfolio. Before The Nature Conservancy, he was a management consultant with McKinsey & Company, and an entrepreneur, and a commodities merchant for Louis Dreyfus Corporation. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital, the US Endowment for Forestry and Communities, and Stone Barns Center. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Kevin graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC.

We selected Mr. Schuyler to serve on our board because he brings extensive knowledge of the financial markets. Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Board Composition and Election of Directors

Our board of directors consists of seven members: Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, Bankole Johnson, James Newman, Kevin Schuyler, and William Stilley. Our board of directors has undertaken a review of its composition and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, and Kevin Schuyler is “independent” under the applicable rules of the SEC and NASDAQ and that neither Messrs. Stilley, nor Dr. Johnson is “independent” as defined under the such rules. In making such determination, our board of directors considered the relationship that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Stilley is not an independent director under these rules because he is our Chief Executive Officer and President and Dr. Johnson is not an independent director under these rules because of the payments that have been made by us to Dr. Johnson in 2014 for his employment by the Company as a consultant and Chairman with executive powers.

Corporate Governance

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The members of our Audit Committee are Messrs. Schuyler, Newman, and Goodman each of whom has been determined by our board of directors to be independent under applicable NASDAQ and SEC rules and regulations. Mr. Schuyler is the chair of the Audit Committee. Our Audit Committee’s responsibilities include, among others:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting, disclosure controls and procedures;

●	overseeing our internal audit function;

●	discussing our risk management policies;

●	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the Audit Committee report required by Securities and Exchange Commission, or SEC, rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.

Our board of directors has determined that Mr. Schuyler is an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee

The members of our Compensation Committee are Messrs. Anderson and Newman, each of whom has been determined by our board of directors to be independent under current NASDAQ rules and regulations. Mr. Anderson is the chair of the Compensation Committee. Our Compensation Committee’s responsibilities include, among others:

●	reviewing and approving annually the corporate goals and objectives applicable to the compensation of the Chief Executive Officer, evaluating at least annually the Chief Executive Officer’s performance in light of those goals and objectives, and determining and approving the Chief Executive Officer’s compensation level based on this evaluation;

●	reviewing and approving the compensation of all other executive officers;

●	reviewing and approving and, when appropriate, recommending to the board of directors for approval, incentive compensation plans and equity-based plans, and where appropriate or required, recommending for approval by the stockholders of the Company, the adoption, amendment or termination of such plans; and administering such plans;

●	reviewing and approving the executive compensation information included in our annual report on Form 10-K and proxy statement;

●	reviewing and approving or providing recommendations with respect to any employment agreements or severance arrangements or plans; and

●	reviewing director compensation and recommending any changes to the board of directors.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Gilliland, and Goodman, each of whom has been determined by our board of directors to be independent under current NASDAQ rules. Mr. Newman is the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee’s responsibilities include, among others:

●	identifying and recommending candidates to fill vacancies on the board of directors and for election by the stockholders;

●	recommending committee and chairperson assignments for directors to the board of directors;

●	developing, subject to the board of directors’ approval, a process for an annual evaluation of the board of directors and its committees and to oversee the conduct of this annual evaluation;

●	overseeing the Company’s corporate governance practices, including reviewing and recommending to the board of directors for approval any changes to the documents and policies in the Company’s corporate governance framework, including its certificate of incorporation and bylaws; and

●	monitoring compliance with the Company’s Code of Business Conduct and Ethics, investigating alleged breaches or violations thereof and enforcing its provisions.

Board of Directors Leadership Structure

Our largest stockholder also serves as the Chairman of our board of directors. We currently have a separate lead independent director. Our lead independent director is Kevin Schuyler. In that role, he presides over the executive sessions of the board of directors, during which our independent directors meet without management, and he serves as the principle liaison between management and the independent directors of the board of directors. We do not have a formal policy regarding having a separate lead independent director. Our board of directors has determined its leadership structure is appropriate and effective for us, given our stage of development.

Risk Oversight

Our board of directors monitors our exposure to a variety of risks through our Audit Committee. Our Audit Committee charter gives the Audit Committee responsibilities and duties that include discussing with management, the internal audit department and the independent auditors our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The code of business conduct and ethics and the written charter for the audit committee, compensation committee and nominating and corporate governance committee are available on our website. The information that appears on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

None of our directors or executive officers, nor any associate of such individual, is involved in a legal proceeding adverse to us.

If we make any substantive amendments to the code of business conduct and ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table (2018 and 2017)

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2018 and 2017 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Profits Interest Unit, Stock, & Option Award(s)		All Other Compensation		Total
William B. Stilley	2018	$180,833	$988,365	(1)	$42,458	(2)	$1,211,656
Chief Executive Officer and Member of the Board Directors	2017	60,000	276,667	(3)	28,362	(2)	365,029

Joseph A. M. Truluck	2018	$85,183	$223,180	(4)	$-		$308,363
Chief Operating Officer and Chief Financial Officer	2017	26,400	145,049	(5)	723	(6)	172,172

(1)

Represents the fair value of 197,673 shares of common stock issued on April 1, 2018 at a price of $5.00 per share as compensation for retirement of former performance bonus plan. Sale of shares issued restricted for three years from issue date. Fair value computed in accordance with FASB ASC Topic 718.

(2)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,005 for 2018; $5,917 for 2017); (ii) the payment by our company of insurance premiums including life, dental, vision ($23,070 for 2018, $20,865 for 2017); (iii) cell phone payments ($3,031 for 2018, $1,580 for 2017); and (iv) cash fee for services as a Director ($8,352 in 2018).

(3)	Represents the fair value of options issued on July 1, 2017 to purchase 309,000 Class A units with an exercise price of $1.06 per unit (subsequently converted in the corporate conversion/reincorporation to an option to purchase 57,474 shares of common stock at an exercise price of $5.70 per share), one sixth of the total options granted vesting on January 1, 2018 and one thirty-sixth vesting on the first day of each subsequent thirty months. Fair value computed in accordance with FASB ASC Topic 718.

(4)	Represents the fair value of 44,636 shares of common stock issued on April 1, 2018 at a price of $5.00 per share, in compensation for retirement of former performance bonus plan. Sale of shares issued restricted for three years from issue date. Fair value computed in accordance with FASB ASC Topic 718.

(5)	Related to the issuance on July 1, 2017 of an option to purchase 162,000 Class A units with an exercise price of $1.06 per unit (subsequently converted in the corporate conversion/reincorporation to an option to purchase 30,132 shares of common stock at an exercise price of $5.70 per share), one sixth of the total options granted vesting on January 1, 2018 and one thirty-sixth vesting on the first day of each subsequent thirty months.

(6)	All other compensation for Mr. Truluck is comprised of $723 in cell phone payments for 2017.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2018)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2018:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
William B. Stilley Chief Executive Officer and Member of the Board of Directors	27,141	30,334	$5.70	6/30/26	0	NA
Joseph Truluck Chief Operating Officer and Chief Financial Officer	14,229	15,903	$5.70	6/30/26	0	NA

Employment and Consulting Agreements

We are currently a party to employment agreements with each of Messrs. Stilley and Truluck.

Effective upon the closing of our initial public offering, we entered into a five-year employment agreement with Mr. Stilley to continue to serve as our Chief Executive Officer (the “Stilley EA”). Under the Stilley EA, Mr. Stilley receives an annual salary of $350,000 and has a target bonus opportunity equal to 30% of his salary. Mr. Stilley’s annual salary will be subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Stilley’s annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a Change of Control (as defined in the Stilley EA) occurs, Mr. Stilley’s annual bonus will be paid in cash. Mr. Stilley will also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

Effective upon the closing of the initial public offering, we entered into a three-year employment agreement with Joseph Truluck to serve as our Chief Operating Officer and Chief Financial Officer (the “Truluck EA”). Under the Truluck EA, Mr. Truluck devotes no less than 50% of his business time to the affairs of our company. He receives an annual salary of $143,000 and has a target bonus opportunity equal 20% of his salary. Mr. Truluck’s annual salary is subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Truluck’s annual bonus in the form of equity or equity-based compensation. Mr. Truluck is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

In the event that Mr. Stilley’s or Mr. Truluck’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Employment Agreement), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months for Mr. Stilley and 6 months in the case of Mr. Truluck, plus 12 months of COBRA premium reimbursement. If Mr. Stilley’s termination occurs within 60 days before or within 24 months following a Change of Control, then Mr. Stilley will be entitled to receive the same severance benefits as provided above except he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation and (b) 24 times the monthly COBRA premium for himself and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Mr. Stilley’s employment is terminated by us without Cause or by the Executive for Good Reason, in either case, upon or within 24 months following a Change of Control, then the Executive will be entitled to full vesting of all equity awards received by the Executive from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance).

In the event that the Executive’s employment is terminated due to his death or Disability, the Executive (or his estate) will be entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award agreement (but in no event beyond the expiration date of the applicable option or stock appreciation right).

All severance payments to the Executives will be subject to the execution and non-revocation of a release of claims by the Executive or his estate, as applicable.

For purpose of each of the Stilley EA and Truluck EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one-way driving distance by more than twenty-five (25) miles from the Executive’s then-current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Stilley EA and Truluck EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the Board that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Stilley EA and Truluck EA, “Change in Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the Board or nomination for election by our stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the Board.

Equity Compensation Grants

On July 1, 2017, as compensation for services as executive officers, we granted to each of Mr. Stilley and Mr. Truluck an option to purchase 279,000 and 162,000 Class A Units, respectively, at an exercise price of $1.06 per unit, vesting as to 1/6th of the Class A Units on the six month anniversary of the date of the grant and the remaining Class A Units vesting as to 1/36th of the Class A Units over the remaining 30 months. The options have a term of ten years. As a result of the corporate conversion/reincorporation, these options became options to purchase 51,894 shares and 30,132 of common stock at an exercise price of $5.70 per share, respectively.

On April 1, 2018, we granted 197,673, 50,000, and 44,636 shares of restricted common stock to Mr. Stilley, Dr. Johnson, and Mr. Truluck, respectively, in lieu of cash payments that were to be made to each individual under our performance bonus plan that we recently terminated. These shares of common stock are restricted from sale until March 31, 2021.

2017 Equity Incentive Plan

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan is 1,750,000 shares. To date, we have issued options to purchase an aggregate of 68,900 shares of our common stock under the 2017 equity incentive plan.

The principal provisions of the 2017 equity incentive plan are summarized below.

Administration

The 2017 equity incentive plan generally is administered by our Compensation Committee, which has been appointed by the board of directors to administer the 2017 equity incentive plan. The Compensation Committee will have full authority to establish rules and regulations for the proper administration of the 2017 equity incentive plan, to select the employees, directors and consultants to whom awards are granted, and to set the date of grant, the type of award and the other terms and conditions of the awards, consistent with the terms of the 2017 equity incentive plan. As of the date of this prospectus, no awards have been made under this plan.

Eligibility

Persons eligible to participate in the 2017 equity incentive plan include all of our officers, employees, directors and consultants.

Awards

The 2017 equity incentive plan provides for the grant of: (i) incentive stock options; (ii) nonstatutory stock options; (iii) stock appreciation rights; (iv) restricted stock; and (v) other stock-based and cash-based awards to eligible individuals. The terms of the awards will be set forth in an award agreement, consistent with the terms of the 2017 equity incentive plan. No stock option will be exercisable later than ten years after the date it is granted.

The 2017 equity incentive plan permits the grant of awards intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Stock Options

The Compensation Committee may grant incentive stock options as defined in Section 422 of the Code, and nonstatutory stock options. Options shall be exercisable for such prices, shall expire at such times, and shall have such other terms and conditions as the Compensation Committee may determine at the time of grant and as set forth in the award agreement; however, the exercise price must be at least equal to 100% of the fair market value at the date of grant. The option price is payable in cash or other consideration acceptable to us.

Stock Appreciation Rights

The Compensation Committee may grant stock appreciation rights with such terms and conditions as the Compensation Committee may determine at the time of grant and as set forth in the award agreement. The grant price of a stock appreciation right shall be determined by the Compensation Committee and shall be specified in the award agreement; however, the grant price must be at least equal to 100% of the fair market value of a share on the date of grant. Stock appreciation rights may be exercised upon such terms and conditions as are imposed by the Compensation Committee and as set forth in the stock appreciation right award agreement.

Restricted Stock

Restricted stock may be granted in such amounts and subject to the terms and conditions as determined by the Compensation Committee at the time of grant and as set forth in the award agreement. The Compensation Committee may impose performance goals for restricted stock. The Compensation Committee may authorize the payment of dividends on the restricted stock during the restricted period.

Other Awards

The Compensation Committee may grant other types of equity-based or equity-related awards not otherwise described by the terms of the 2017 equity incentive plan, in such amounts and subject to such terms and conditions, as the Compensation Committee shall determine. Such awards may be based upon attainment of performance goals established by the Compensation Committee and may involve the transfer of actual shares to participants, or payment in cash or otherwise of amounts based on the value of shares

Amendment and Termination

Our board of directors may amend the 2017 equity incentive plan at any time, subject to stockholder approval to the extent required by applicable law or regulation or the listing standards of the NASDAQ or any other market or stock exchange on which the common stock is at the time primarily traded or the provisions of the Code.

Our board of directors may terminate the 2017 equity incentive plan at any time provided all shareholder approval has been received to the extent required by the Code, applicable law or the listing standards of NASDAQ or any other market or stock exchange which the common stock is at the time primarily traded. Unless sooner terminated by the Board, the 2017 equity incentive plan will terminate on the close of business on August 30, 2027.

Miscellaneous

The 2017 equity incentive plan also contains provisions with respect to payment of exercise prices, vesting and expiration of awards, treatment of awards upon the sale of our company, transferability of awards, and tax withholding requirements. Various other terms, conditions, and limitations apply, as further described in the 2017 equity incentive plan.

Indemnification Agreements

We entered into agreements with each Executive and each director under which we will be required to indemnify them against expenses, judgments, damages, liabilities, losses, penalties, excise taxes, fines and amounts paid in settlement and other amounts actually and reasonably incurred in connection with an actual or threatened proceeding if any of them may be made a party because the Executive or director is or was one of our Executives. We will be obligated to pay these amounts only if the executive or director acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. With respect to any criminal proceeding, we will be obligated to pay these amounts only if the Executive or director had no reasonable cause to believe his/her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification.

Director Compensation

2017 Compensation of Directors

Except as described below, our non-employee directors have not received any compensation for their service as directors. Directors who are not employees receive cash compensation for their service as directors, including service as members of each committee on which they serve.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of non-employee directors, which plan was amended on April 1, 2018 with respect to the Chairman’s compensation:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$49,000	$15,000	$10,000	$7,000
Member	$20,000	$6,000	$5,000	$3,000

In addition, on July 1, 2017, we issued to each non-employee director, other than Mr. Goodman who received the grant described below, an option to purchase 5,580 shares of common stock at an exercise price of $5.70 per share with vesting of the options over three years. The first 1/6th of the options vest 6 months after the date of the grant, then 1/36th vests each month for the remaining 30 months. The options have a term of ten years.

On July 1, 2017, Mr. Goodman was issued an option to purchase 11,160 shares of common stock at an exercise price of $5.70 per share, vesting monthly over a thirty-six (36) month period, subject to accelerated vesting upon (i) any transaction or series of related transactions by us or our equity holders in which a majority of the voting power of the members is transferred to one or more persons who were not previously equity holders, (ii) any merger or consolidation of us with or into any other entity, after which our members do not hold, either directly or indirectly, a majority of the voting equity of the surviving entity, or (iii) a sale of all or substantially all of our operating assets. The option terminates to the extent not exercised upon the earlier of June 30, 2027 and ninety days after Mr. Goodman is no longer serving as a director.

2018 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2018. Mr. Stilley also served on our board of directors, and received compensation as a result. The compensation for Mr. Stilley as an executive officer and Director is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)		(h) Total ($)
J. Kermit Anderson	12,945	—	—	—	—	—		12,945

Robertson H. Gilliland, MBA	11,274	—	—	—	—	—		11,274

Tony Goodman	12,110	—	—	—	—	—		12,110

Bankole A. Johnson, DSc, MD	28,813	—	—	—	—	250,000	(2)	278,813

James W. Newman, Jr.	12,945	—	—	—	—	—		12,945

Kevin Schuyler, MBA, CFA	14,615	—	—	—	—	—		14,615

(1)	As of December 31, 2018, the following are the outstanding number of option awards held by each of our non-employee directors, each award having been made prior to January 1, 2018:

Name	Option Award (#)
J. Kermit Anderson	5,580
Robertson H. Gilliland, MBA	5,580
Tony Goodman	11,160
Bankole A. Johnson, DSc, MD	5,580
James W. Newman, Jr.	5,580
Kevin Schuyler, MBA, CFA	5,580

(2)	Represents the fair value of 50,000 shares of common stock issued on April 1, 2018 at a price of $5.00 per share, in compensation for retirement of former performance bonus plan. Sale of shares issued restricted for three years from issue date. Fair value computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Executive Officers, Directors and Five Percent Shareholders

Principal Stockholders Table

The following table sets forth information, as of February 13, 2019, or as otherwise set forth below, with respect to the beneficial ownership of our common stock of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers Summary Compensation Table; and

●	all of our directors and executive officers as a group.

As of February 13, 2019, we had 7,228,993 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before April 13, 2019, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911.

	Number of Shares
Name and address of beneficial owner	Beneficially owned	Percentage Ownership
Directors and named executive officers
William B. Stilley, III (Chief Executive Officer, President and Director) (1)	939,029	12.47%
Joseph Truluck (Chief Operating Officer and Chief Financial Officer) (2)	104,059	1.43%
J. Kermit Anderson (Director) (3)	3,255	*
Robertson H. Gilliland, MBA (Director) (4)	222,103	3.03%
Bankole Johnson, DSc, MD (Chairman of the Board and Director) (5)	1,512,031	20.32%
James W. Newman, Jr. (Director) (6)	683,529	8.92%
Kevin Schuyler, CFA (Director) (7)	1,446,942	17.61%
Tony Goodman (Director) (8)	22,265	*
All current executive officers and directors as a group (8 persons)	4,933,213	52.94%
5% or greater stockholders		%
En Fideicomiso De Mi Vida 11/23/2010 (Trust) (5)	848,336	11.74%
Becker Specialty Corporation (9)	519,640	7.04%

*	less than 1%

(1)	Includes (i) 504,629 shares of common stock, a warrant to acquire 10,829 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 36,800 shares of our common having an exercise price of $5.00 per share, a warrant to acquire 5,452 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,827 shares of our common stock having an exercise price of $6.25 per share; (ii) 132,141 shares of common stock and a warrant to acquire 9,824 shares of our common stock having an exercise price of $7.63 per share owned by Mr. Stilley and his wife Anne T. Stilley. Does not include (x) 5,580 shares of our common stock owned by the Meredith A. Stilley Trust dtd 11/23/2010; (y) 5,580 shares of our common stock owned by the Morgan J. Stilley Trust dtd 11/23/2010; and (z) 5,580 shares of our common stock owned by the Blair E. Stilley Trust dtd 11/23/2010. The trusts are for the benefit of Mr. Stilley’s children and Mr. Stilley is not the trustee. Mr. Stilley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest he may have in such shares. The number of shares reported for Mr. Stilley represents the number of shares he and the trusts received in connection with the corporate conversion/reincorporation and subsequent stock issuances. Includes 33,527 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 57,474 shares of our common stock.

(2)	Comprised of 80,555 shares of our common stock. The number of shares also includes 5,927 warrants to purchase shares of common stock at an exercise price of $6.25 per share. Includes 17,577 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 30,132 shares of our common stock.

(3)	Includes 3,255 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 5,580 shares of our common stock.

(4)	Includes 109,424 shares of common stock, a warrant to acquire 65,493 shares of our common stock having an exercise price of $7.63 per share and warrant to acquire 43,931 shares of our common stock having an exercise price of $6.25 per share, all owned by Keller Enterprises. Mr. Gilliland is the principal of Keller Enterprises. Includes 3,255 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 5,580 shares of our common stock.

(5)	Includes (i) 848,336 shares of our common stock owned by En Fideicomiso De Mi Vida 11/23/2010 (Trust); (ii) 93,000 shares of our common stock owned by En Fidecomiso de Todos Mis Suenos Grantor Retained Annuity Trust dated June 27, 2017; (iii) 274,768 shares of our common stock, a warrant to purchase 3,275 shares of our common stock having an exercise price of $7.63, warrants to purchase 189,714 shares of our common stock having an exercise price of $6.25, a warrant to purchase 17,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Bankole A. Johnson; (iv) 22,320 shares of our common stock owned by En Fideicomiso De Mis Suenos 11/23/2010 (Trust); (v) 10,000 shares of our common stock owned by De Mi Amor 11/23/2010 (Trust); (vi) an aggregate of 9,300 shares of our common stock owned by Efunbowale Johnson, Ade Johnson, Lola Johnson, Lina Tiouririne, and Aida Tiouririne from whom Dr. Johnson has an voting proxy and (vi) 40,463 shares of our common stock owned by Medico-Trans Company, LLC. Medico-Trans Company, LCC is controlled by Bankole Johnson. Dr. Johnson is the Trustee of each Trust. Includes 3,255 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 5,580 shares of our common stock.

(6)	Includes (i) 150,419 shares of common stock, a warrant to purchase 5,415 shares of our common stock having an exercise price of $.0054 per share, a warrant to purchase 4,974 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 215,715 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 92,000 shares of common stock having an exercise price of $5.00 per share, all owned by Virga Ventures, LLC; (ii) 41,160 shares of our common stock a warrant to acquire 29,931 shares of our common stock at an exercise price of $6.25 per share and a warrant to acquire 2,372 shares of our common stock having an exercise price of $7.63 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 35,221 shares of our common stock, a warrant to acquire 1,186 shares of our common stock having an exercise price of $7.63 per share and a warrant to acquire 45,178 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 20,000 shares of our common stock having an exercise price of $5.00 per share, all owned by Ivy Cottage Group, LLC.; (iv) 3,288 shares of our common stock, a warrant to acquire 2,707 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 708 shares of our common stock having an exercise price of $7.63 per share, all owned by Rountop Limited Partnership, LLP; (v) 10,000 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share held in a Roth IRA for the benefit of Mr. Newman; and (vi) 10,000 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share, all owned directly by Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes 3,255 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 5,580 shares of our common stock.

(7)	Includes (i) 312,990 shares of common stock, warrants to acquire 1,010 shares of common stock at an exercise price of $.0054 per share, warrants to acquire 351,661 shares of our common stock having an exercise price of $6.25 per share issued upon consummation of our initial public offering, warrant to acquire 8,649 shares common stock at an exercise price of $7.63 per share, and a warrant to acquire 89,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Mr. Schuyler (ii) 3,042 shares of our common stock and a warrant to acquire 1,963 shares of our common stock at an exercise price of $.0054 per share, and a warrant to acquire 1,172 shares of common stock at exercise price of $7.63, owned by Carolyn M. Schuyler, his wife, and (iii) 144,200 shares of common stock, warrants to acquire 336,800 shares of common stock having an exercise price of $6.25 per share, and a warrant to acquire 192,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes 3,255 shares of common stock which will vest within 60 days of February 13, 2019, which shares were part of a total option grant to purchase 5,580 shares of our common stock.

(8)	Includes 8,755 shares of our common stock our common stock and a warrant to acquire 7,000 shares of our common stock having an exercise price of price of $6.25 per share issued upon consummation of our initial public offering. Mr. Goodman has also been granted an option to purchase 11,160 shares of our common stock, of which 6,510 are vested and exercisable within 60 days of February 13, 2019.

(9)	Includes (i) 368,092 shares of our common stock, a warrant to acquire 33,661 shares of our common stock at an exercise price of $.0054 per share, and a warrant to acquire 117,887 shares of common stock at an exercise price of $7.63 per share. Joacim Diaz Bjork is a former director of the Corporation and an officer of Lindéngruppen, AB, the owner of Becker Specialty Corporation of 2526 Delta Lane, Elk Grove Village, IL 60007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval and Ratification of Transactions with Related Persons

The general policy of Adial Pharmaceuticals, Inc. and our audit committee is that all material transactions with a related-party and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by our audit committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to our company and our stockholders. In general, potential related-party transactions will be identified by our management and discussed with our audit committee at our audit committee’s meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to our audit committee with respect to each issue under consideration and decisions will be made by our audit committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our audit committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at www.adialpharma.com under the heading “Investors—Corporate Governance.”

Related-Party Transactions

Issuance of Securities

The following is a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K entitled “Management—Non-Employee Director Compensation” and “Executive Compensation.”

Simultaneous with his appointment as a director on July 1, 2017, Tony Goodman purchased 9,434 Class B units at $1.06 per unit for $10,000. The Class B units converted into 1,755 shares of our common stock as a result of the corporate conversion/reorganization.

On November 21, 2017, we issued to four of our directors (Messrs. Johnson, Newman, Schuyler and Stilley) and a consultant in consideration of our receipt of an aggregate of $100,000, Subordinated Notes in the principal amount of $115,000 together with a warrant with a cashless exercise feature exercisable to purchase shares of common stock equal to $115,000 divided by the initial offering price of our common stock in our initial public offering. These notes were later exchanged for Senior Notes as described below, with no obligations remaining to the Subordinated Notes.

On February 22, 2018, we issued to four of our directors and officers (Messrs. Schuyler, Newman, Stilley, and Johnson) and entities under their control Senior Notes in the principal amount of $262,000, $140,000, $46,000, and $22,000, respectively, for cash payments of $242,000, $100,000, $21,000 and $17,000, respectively, and the exchange of subordinated secured notes in the aggregate principal amount of $103,500 previously issued. We were obligated to issue to each Senior Note holder upon the consummation of our next financing which was our initial public offering (i) a warrant to purchase a number of units equal to 400% of the principal amount of the holder’s Senior Note divided by the price per unit in the initial public offering and (i.e., the offering price) and (ii) a number of units equal to 400% of the principal amount of the holder’s Senior Note divided by price per unit in the initial public offering (i.e., the offering price). In addition, on February 22, 2018, we concluded an agreement with a director, Mr. Schuyler, by which he agreed to provide funding to us equal to the difference between $400,000 and the amount of cash funding we received from investors, which amounted to $242,000 (the “Backstop Amount”). For his backstop commitment, we agreed to issue Mr. Schuyler upon consummation of our next financing which was our initial public offering, (I) warrants to purchase a number of units equal to 150% of the Backstop Amount divided by the price per unit of the initial public offering (i.e., the offering price); and (II) a number of units equal to 50% of the Backstop Amount divided by the price per unit of the initial public offering in addition to the other warrants and units issuable to all holders of the Senior Notes described above.

Medical Translation Services Agreement

On January 29, 2018, we entered a Medical Translation Services Agreement with a firm controlled by Dr. Johnson. Under this agreement, the firm is responsible for translating our allowed patent for validation in 22 countries in Europe that require translation into the native language. In return for these services, we agreed to pay the firm $67,304 in installments through April 2018 and issue shares of our common stock upon consummation of our initial public offering or any other the sale by us of our equity securities resulting in gross proceeds of $2,000,000 or more with the stock to be issued valued at $201,911 based on the price per share of the common stock in such offering. During 2018, we paid the firm controlled by Dr. Johnson a total of $68,540 and upon consummation of our initial public offering, we issued such firm 40,463 shares of our common stock in full payment of all amounts owed under this agreement.

CEO Legal Payment

On January 29, 2018, the Chief Executive Officer made a payment of $21,000 to Kilburn & Strode, a patent firm, on behalf of the Company for expenses relating to validation of Adial patents, and for which he submitted an expense report. On March 1, 2018 the expense report payable was converted to the principal balance of a Senior Note.

Grant Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2018, no grant funding that would result in a payment to the Plan Participant had been obtained.

Retirement of Performance Bonus Plan and Compensatory Stock Grants

On April 1, 2018, we granted 197,673, 50,000, and 44,636 shares of restricted common stock to Mr. Stilley, Dr. Johnson, and Mr. Truluck, respectively, in lieu of cash payments that were to be made to each executive officer under our performance bonus plan that we recently terminated. These shares of common stock are restricted from sale until March 31, 2021.

Participation in Initial Public Offering

As described below, William B. Stilley, III, our Chief Executive Officer, President, and one of our directors, Bankole Johnson, the Chairman of our board of directors, Kevin Schuyler, one of our directors, James W. Newman, Jr., one of our directors, and Keller Enterprises, an investment firm of which H. Robin Gilliland, one of our directors, is a principal, participated in our initial public offering.

Upon consummation of our initial public offering, (i) Mr. Truluck was issued 5,927 shares of common stock and a warrant to purchase 5,927 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note he held in the principal amount of $1,980 that converted at a conversion price of $0.44 per share; (ii) Mr. Stilley was issued (x) 52,227 shares of common stock and a warrant to purchase 52,227 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note he held in the principal amount of $17,499 that converted at a conversion price of $0.44 per share; (y) 80,000 shares of common stock and warrants to purchase 80,000 shares of common stock at an exercise price of $6.25 per share that were included in the units he acquired in the initial public offering; (z) 36,800 shares of common stock, warrants to purchase 36,800 shares of common stock at an exercise price of $6.25 per share and warrants to purchase 36,800 Warrant Units in accordance with the terms of a Securities Purchase Agreement he entered into with us on February 22, 2018; (iii) Mr. Schuyler was issued (x) 82,461 shares of common stock and a warrant to purchase 82,461 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note he held in the principal amount of $27,550 that converted at a conversion price of $0.44 per share; (y) 90,000 shares of common stock and warrants to purchase 90,000 shares of common stock at an exercise price of $6.25 per share that were included in the units he acquired in the initial public offering; and (z) 89,600 shares of common stock, warrants to purchase 89,600 shares of common stock at an exercise price of $6.25 per share and warrants to purchase 89,600 Warrant Units in accordance with the terms of a Securities Purchase Agreement he entered into with us on February 22, 2018; and MVA 151 Investors LLC, an affiliated entity, was issued 144,200 shares of common stock, warrants to purchase 144,200 shares of common stock at an exercise price of $6.25 per share and warrants to purchase 192,600 Warrant Units in accordance with the terms of a Securities Purchase Agreement it entered into with us on February 22, 2018; (iv) Mr. Newman was issued (x) 29,931 shares of common stock and a warrant to purchase 29,931 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note he held in the principal amount of $10,000 that converted at a conversion price of $0.44 per share; (y) Virga Ventures, LLC, an affiliated entity was issued 21,715 shares of common stock and a warrant to purchase 21,715 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note it held in the principal amount of $7,255.02 that converted at a conversion price of $0.44 per share; (y) Ivy Cottage Group, LLC, an affiliated entity was issued 5,178 shares of common stock and a warrant to purchase 5,178 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note it held in the principal amount of $1,729.95 that converted at a conversion price of $0.44 per share (aa) Virga Ventures, LLC was issued 92,000 shares of common stock, warrants to purchase 92,000 shares of common stock at an exercise price of $6.25 per share and warrants to purchase 92,000 Warrant Units in accordance with the terms of a Securities Purchase Agreement it entered into with us on February 22, 2018 and (bb) Ivy Cottage Group LLC was issued 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $6.25 per share that were included in the units it was issued in accordance with the terms of a Securities Purchase Agreement it entered into with us on February 22, 2018; (cc) Mr. Newman was issued 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share that were included in the units he acquired in the initial public offering; and (dd) A Roth IRA for the benefit of Mr. Newman was issued 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share that were included in the units it acquired in the initial public offering; (v) Dr. Johnson was issued (x)153,114 shares of common stock and a warrant to purchase 153,114 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note he held in the principal amount of $52,000 that converted at a conversion price of $0.44 per share; (y) 17,600 shares of common stock, warrants to purchase 17,600 shares of common stock at an exercise price of $6.25 per share and warrants to purchase 17,600 Warrant Units in accordance with the terms of a Securities Purchase Agreement he entered into with us on February 22, 2018; (z) 1,400 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share that were included in the units he acquired in the initial public offering; (aa) Medico-Trans Company, LLC was issued 40,382 shares of common stock for services performed; (vi) Mr. Goodman was issued 7,000 shares of common stock and warrants to purchase 7,000 shares of common stock at an exercise price of $6.25 per share that were included in the units it acquired in the initial public offering and (vi) Keller Enterprises LLC, and affiliate of Mr. Gilliland, was issued (x) 29,931 shares of common stock and a warrant to purchase 29,931 shares of common stock at an exercise price of $6.25 upon conversion of a convertible note he held in the principal amount of $10,000 that converted at a conversion price of $0.44 per share and (y) 14,000 shares of common stock and warrants to purchase 14,000 shares of common stock at an exercise price of $6.25 per share that were included in the units it acquired in the initial public offering.

Unit Warrant Exchanges

In an effort to simplify our capitalization table, on November 12, 2018, we entered into an exchange agreement with the holders of an aggregate of 480,600 Unit Warrants (each Unit Warrant exercisable at $5.00 per a unit consisting of a share of common stock and a warrant to purchase a share of common stock at $6.25 per share of common stock) to exchange the 480,600 Unit Warrants for warrants to purchase 480,600 shares of common stock at an exercise price of $5.00 per share and warrants to purchase an aggregate of 480,600 shares of common stock at an exercise price of $6.25 per share. The Unit Warrants were ultimately exercisable for an aggregate of 961,200 shares of common stock at a weighted average exercise price of $5.63; the warrants issued in exchange for the Unit warrants are exercisable for an aggregate of 961,200 shares of common stock at weighted average exercise price of $5.63. As a result of the exchange agreement, the 480,600 Unit Warrants were cancelled. This exchange had no effect on the calculation of our fully diluted shares. Mr. Schuyler owned 120,000 Unit Warrants, which were exchanged for 120,000 warrants for the purchase of common stock at an exercise price of $5.00 and 120,000 warrants for the purchase of common stock at an exercise price of $6.25. MVA 151 Investors, LLC, an entity affiliated with Mr. Schuyler, owned 162,200 Unit Warrants, which were exchanged for 162,200 warrants for the purchase of common stock at an exercise price of $5.00 and 162,200 warrants for the purchase of common stock at an exercise price of $6.25. Ivy Cottage Group, LLC, an entity affiliated with Mr. Newman, owned 20,000 Unit Warrants, which were exchanged for 20,000 warrants for the purchase of common stock at an exercise price of $5.00 and 20,000 warrants for the purchase of common stock at an exercise price of $6.25. Virga Ventures, LLC, another entity affiliated with Mr. Newman, owned 92,000 Unit Warrants, which were exchanged for 92,000 warrants for the purchase of common stock at an exercise price of $5.00 and 92,000 warrants for the purchase of common stock at an exercise price of $6.25. Mr. Stilley who owned 36,800 Unit warrants, which were exchanged for 36,800 warrants for the purchase of common stock at an exercise price of $5.00 and 36,800 warrants for the purchase of common stock at an exercise price of $6.25. Dr. Johnson owned 17,600 Unit Warrants, which were exchanged for 17,600 warrants for the purchase of common stock at an exercise price of $5.00 and 17,600 warrants for the purchase of common stock at an exercise price of $6.25.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Friedman LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2018	2017

Audit fees and expenses (1)	$146,500	$118,418
Taxation preparation fees	–	–
Audit related fees	–	–
Other fees	–	–
	$146,500	$118,418

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our unwritten public offering of shares as well as services provided with other statutory and regulatory filings.

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the PCAOB. The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks, and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibit Number	Description of Exhibit
3.1	Articles of Organization of ADial Pharmaceuticals, L.L.C. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C., dated as of February 3, 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.3	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.4	Bylaws of Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.5	Articles of Incorporation of APL Conversion Corp., a Virginia Stock Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.6	Bylaws of APL Conversion Corp. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.7	Articles of Entity Conversion of ADial Pharmaceuticals, L.L.C. filed with the Virginia Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.8	Terms and Conditions of the Plan of Entity Conversion ADial Pharmaceuticals, L.L.C. into APL Conversion Corp. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

3.9	Certificate of Merger of Foreign Corporation into Domestic Corporation filed with the Delaware Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.10	Articles of Merger of APL Conversion Corp. into Adial Pharmaceuticals, Inc. filed with the Virginia Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.11	Agreement and Plan of Merger and Reorganization of APL Conversion Corp., a Virginia Corporation and Adial Pharmaceuticals, Inc. a Delaware Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.12	First Amendment to the Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C., dated as of September 22, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4	Form of Warrant to Purchase Membership Units (2013 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5	Form of Common Stock Purchase Warrant by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.6	Form of 2016 Convertible Promissory Note (2016 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.7	Senior Secured Promissory Note dated as of May 1, 2017 by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Membership Unit Award (Profits Interest) Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.9+	Option Agreement between ADial Pharmaceuticals, LLC and Tony Goodman, effective July 1, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.10+	Grant Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.11+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.12+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.13+	Form of ADial Pharmaceuticals, LLC Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.14	Amendment to Senior Secured Promissory Note dated as of October 23, 2017 by and between ADial Pharmaceuticals, L.L.C. as predecessor-in-interest to Adial Pharmaceuticals, Inc. and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.15	Amendment No. 2 to Senior Secured Promissory Note dated as of November 21, 2017 by and between ADial Pharmaceuticals, L.L.C. as predecessor-in-interest to Adial Pharmaceuticals, Inc. and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.16	Form of Secured Promissory Note dated as of November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.17	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)

4.18	Form of Senior Secured Promissory Note dated March 1, 2018 by and between Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.19	Form of Security Agreement by and between Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.20(a)	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.21(b)	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.21	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.22	Form of Warrant Agent Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.23	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.24	Note issued on June 6, 2018 in the principal amount of $325,000 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.25	Amendment No. 1 to 18% Senior Secured Promissory Note (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 6, 2018)
4.26	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on September 10, 2018)
4.27	Form of Exchange Agreement, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.28	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.29	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.30	Form of Exchange Agreement, dated January 21, 2019 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on January 24, 2019)
4.31	Exchange Warrant to purchase common stock dated January 21, 2019 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on January 24, 2019)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective October 21, 2013 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective May 18, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective March 27, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.5+	Executive Employment Agreement with William B. Stilley, III dated December 6, 2010 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6+	Salary Forbearance Agreement with William B. Stilley, III dated August 17, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.7+	Consulting Agreement with Joseph Truluck dated April 25, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Termination Agreement with Cato Holding Company dated March 14, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

10.9	Securities Purchase Agreement dated as of May 1, 2017 by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.10	Security Agreement dated May 1, 2017 by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.11	Settlement Agreement and Release of Claims entered into as of January 25, 2016 by and between Bankole Johnson and ADial Pharmaceuticals, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.12	Promissory Note issued to ADial Pharmaceuticals, L.L.C. by Bankole A. Johnson in the principal amount of $35,000, dated November 24, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.13	Form of Subscription Agreement to the Offering of Class B Units (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.14+	Consulting Agreement between ADial Pharmaceuticals, LLC and Crescendo Communications, LLC Agreed to and approved June 30, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.15+	Form of Employment Agreement to be entered into with William B. Stilley, III (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.16+	Employment Agreement to be entered into with Joseph A. M. Truluck (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.17	Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.18	Sublease Agreement with Inspyr Therapeutics, Inc. dated August 16, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.19	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective August 15, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.20	Form of Securities Purchase Agreement dated as of November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
10.21	Form of Security Agreement dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
10.22	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.23	Form of Securities Purchase Agreement by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.24	Backstop Commitment Agreement between Adial Pharmaceuticals, Inc. and MVA 151 Investors LLC dated February 22, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.25	Medical Translation Services Agreement by and between Adial Pharmaceuticals, Inc. and Medico-Trans Company, LLC dated January 29, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.26+	Amendment to Consulting Agreement with Joseph Truluck dated December 1, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.27+	Performance Bonus Plan Cancellation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.28	Settlement Agreement dated as of February 22, 2018 by and between ADial Pharmaceuticals, Inc. and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.29	Securities Purchase Agreement dated June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.30	Security Agreement dated June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.31	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on September 10, 2018)

10.32	Form of Exchange Agreement, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.33	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.34	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.35	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 19, 2018)
21.1#	List of Subsidiaries of Adial Pharmaceuticals, Inc.
23.1#	Consent of Friedman LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2019.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ William B. Stilley
Name:	William B. Stilley
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Stilley and Joseph Truluck, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them  or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William B. Stilley	Chief Executive Officer and President
William B. Stilley	(Principal Executive Officer)	February 19, 2019

/s/ Joseph M. Truluck	Chief Operating Officer and Chief Financial Officer
Joseph M. Truluck	(Principal Financial and Accounting Officer)	February 19, 2019

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	February 19, 2019

/s Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	February 19, 2019

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	February 19, 2019

/s/ Bankole A. Johnson
Bankole A. Johnson	Chairman of the Board of Directors	February 19, 2019

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	February 19, 2019

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Vice Chairman of the Board of Directors	February 19, 2019