Form 10-Q
period 2019-03-31
ADIAL PHARMACEUTICALS, INC.
filed 2019-05-13
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38323

ADIAL PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3074668
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1100 Research Park Blvd., Suite 100 Charlottesville, VA	22911
Address of Principal Executive Offices	Zip Code

(434) 422-9800

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	ADIL	NASDAQ
Tradeable Warrants	ADILW	NASDAQ

Number of shares of common stock outstanding as of May 13, 2019 was 10,219,638.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2019 (“2018 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$11,394,244	$3,869,043
Prepaid research and development	379,670	505,960
Prepaid expenses and other current assets	279,422	317,547
Total Current Assets	12,053,336	4,692,550

Intangible assets – net	6,593	6,735
Total Other Assets	6,593	6,735

Total Assets	$12,059,929	$4,699,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued research and development expenses	$—	$—
Accounts payable and accrued expenses	329,192	257,974
Total Current Liabilities	329,192	257,974

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at March 31, 2019 and December 31, 2018	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 10,168,826 and 6,862,499 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10,169	6,863
Additional paid in capital	26,438,589	16,469,818
Accumulated deficit	(14,718,021)	(12,035,370)
Total Stockholders’ Equity	11,730,737	4,441,311

Total Liabilities and Stockholders’ Equity	$12,059,929	$4,699,285

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Operating Expenses:
Research and development expenses	$686,914	$55,508
General and administrative expenses	1,562,352	284,005
Total Operating Expenses	2,249,266	339,513

Loss From Operations	(2,249,266)	(339,513)

Other Income (Expense)
Interest income	8,378	-
Gain on debt extinguishments	-	12,241
Warrant modification expense	(441,763)
Interest and financing charges	-	(51,678)
Total other income (expense)	(433,385)	(39,437)

Loss Before Provision For Income Taxes	(2,682,651)	(378,950)
Provision for income taxes	-	-

Net Loss	$(2,682,651)	$(378,950)

Net loss per share, basic and diluted	$(0.33)	$(0.12)

Weighted average shares, basic and diluted	8,250,708	3,268,005

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311
Equity-based compensation - stock option expense	—	—	129,150	—	129,150
Equity-based compensation - stock issuances to consultants	93,750	94	154,760	—	154,854
Warrant modification expense	—	—	441,763	—	441,763
Sale of Common Stock & Warrants	2,845,000	2,845	9,243,404	—	9,246,249
Offering Issuance Cost	—	—	(1,050,576)	—	(1,050,576)
Exercise of warrants	367,577	367	1,050,270	—	1,050,637
Net Loss	—	—	—	(2,682,651)	(2,682,651)
Balance at March 31, 2019	10,168,826	10,169	26,438,589	(14,718,021)	11,730,737

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	3,268,005	$3,268	$(596,829)	$(403,992)	$(997,553)
Equity-based compensation - stock option expense	—	—	69,161	—	69,161
Net Loss	—	—	—	(378,950)	(378,950)
Balance at March 31, 2018	3,268,005	3,268	(527,668)	(782,942)	(1,307,342)

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,682,651)	$(378,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	284,004	69,161
Non-cash warrant modification expense	441,763	—
Amortization of intangible assets	142	141
Amortization of debt discounts	—	32,302
Loss (gain) on debt extinguishments	—	(12,241)
Changes in operating assets and liabilities:
Prepaid research and development expenses	126,290	—
Prepaid expenses and other current assets	38,125	—
Accounts payable and accrued expenses	71,218	75,305
Net cash used in operating activities	(1,721,109)	(214,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of equity	8,195,673	—
Proceeds from Senior Secured Notes, including related party	—	400,001
Repayment of Senior Secured Bridge Note	—	(150,000)
Proceeds of warrant exercises	1,050,637	—
Net cash provided by financing activities	9,246,310	250,001

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,525,201	35,719

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	3,869,043	18,248

CASH AND CASH EQUIVALENTS-END OF PERIOD	$11,394,244	$53,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Senior note issued for payment to Senior Bridge Note	$—	$150,000
Senior note issued for Subscription Receivable	$—	$10,000
Exchange of Subordinated notes in the amount of $115,639 for Senior secured notes	$—	$100,000

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In July 2018, the Company raised proceeds of $6.3 million in an initial public offering (the “IPO”) of common stock and warrants, net of offering expenses. On July 27, 2018, the shares of common stock and offering warrants began trading on the Nasdaq Capital Market under the symbols “ADIL” and “ADILW”, respectively. In February 2019, the Company raised proceeds of $8.2 million in a follow-on underwritten public offering (the “Follow-on Offering”) of shares of common stock and warrants, net of offering expenses.

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Other Uncertainties

The condensed financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”), which contemplate continuation of the Company as a going concern. To date, the Company has not generated any revenues. The Company had an accumulated deficit of approximately $14.7 million and $12.0 million for the three months ended March 31, 2019 and year ended December 31, 2018, respectively, and had incurred net losses of approximately $2.7 million and $0.4 million, for the three months ended March 31, 2019 and 2018, respectively. Based on the current development plans for AD04 in both the U.S. and foreign markets and the Company’s other operating requirements, management believes that the existing cash at March 31, 2019 will be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements.

However, while the Company’s existing cash is sufficient to fund the Company’s operations over the next twelve months, the Company continues to face significant uncertainly as to its longer term liquidity needs, which depend upon a number of factors, including, but not limited to, trial costs, the time required to complete planned trials, and the use of cash in pursuit of non-dilutive funding sources and the success or failure of such pursuit. The Company’s longer term, continued operations will depend on its ability to raise additional capital through equity and/or debt financings, grant funding, strategic relationships, or out-licensing of its products in order to complete its ongoing research and development efforts for its lead compound, AD04.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, included in the Annual Report on Form 10-K filed on February 19, 2019.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the valuation of equity-based compensation, intangible assets useful life, and contingent liabilities. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these condensed financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of stock, which are all voting shares.

Common stock equivalents consist of outstanding warrants and options. Stock equivalents of warrants to purchase approximately 6,728,113 common shares and 1,400,967 common shares to be issued upon exercise of options outstanding on March 31, 2019, and stock equivalents of warrants to purchase approximately 482,555 common shares and 174,282 common shares to be issued upon exercise of options outstanding on March 31, 2018 were all excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018, respectively, because their effect on the loss per share is anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At March 31, 2019, the Company held a balance in a checking and a money market account that exceeded federally insured limits by approximately $11.1 million. These same accounts exceeded federally insured limits by approximately $3.6 million on December 31, 2018.

Intangible Assets

Intangible assets consist primarily of the trademarks and copyrights. The trademarks and copyrights will be amortized using the straight-line method based on an estimated useful life of 20 years.

Impairment of Long-Lived Assets

The Company’s long-lived assets (consisting primarily of trademarks) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses includes fees associated with direct trial expenses such as fees due to contract research organizations, consultants supporting the Company’s research and development endeavors, the acquisition of certain technology rights, and compensation of clinical development personnel.

Embedded Derivative Liability — Convertible Notes

The Company had convertible notes outstanding at March 31, 2018 with a default payment provision (a default provision that requires payment of three times the outstanding principal amount plus accrued interest). The Company determined that the default provision is an embedded component that qualifies as a derivative which should be bifurcated from the convertible notes and separately accounted for in accordance with FASB ASC 815, “Derivatives and Hedging”. ASC 815 – 15 – 25 – 42 establishes criteria to determine whether puts are closely and clearly related to a debt host should the debt contain a substantial premium or default provision (one that is greater than 10% of the principal resulting from puts that require payoff for more than 110% of principal amount outstanding). The embedded derivative is recorded at fair value on the date of issuance and marked-to-market at each balance sheet date with the change in the fair value recorded as income or expense in the statement of operations (see Note 7). On July 31, 2018, these notes were converted to equity, paying them in full and discharging the embedded derivative liability.

Equity-Based Compensation

The Company measures the cost of awards based on the grant date fair value of the awards. That cost is recognized on a straight-line basis over the period during which the employee was required to provide service in exchange for the entire award. The fair value of options is calculated using the Black-Scholes option pricing model, based on key assumptions such as the fair value of shares of common stock, expected volatility, and expected term. The Company’s estimates of these assumptions are primarily based on third-party valuations, historical data, peer company data and the judgment of management regarding future trends.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 10.

Fair Value of Financial Instruments and Fair Value Measurements

The fair value of financial instruments held by the Company are disclosed using the three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements. The carrying amounts reported in the balance sheets for current liabilities, convertible notes, Senior Notes, Senior Secured Bridge Notes, and Subordinated Notes (all as defined below) are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of all other financial liabilities at cost approximates fair value.

The Company has adopted ASU 2018-07 for the purposes of recognizing expenses associated with stock-based compensation of employees and non-employees. Accordingly, the value of financial instruments issued in compensation is estimated at the time of grant, and the expense amortized over the term of service for which the grant is compensation.

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

Recent Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard resulted in the Company recognizing a right-of-use asset representing rights to use the underlying asset for the lease term with an offsetting lease liability for any leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company adopted ASU 2016-02 effective January 1, 2019. There was no material impact on its condensed financial statements as a result of early adopting this guidance. The Company recognized no right-of-use assets or corresponding liabilities as a result of early adopting this guidance, since the Company was not party to any leases with term of more than 12 months at March 31, 2019.

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

Fair Value — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends guidance concerning disclosure of transfers between the Levels 1, 2, and 3 for the fair value hierarchy used to disclose the fair value of financial instruments. ASU 2018-13 also adds additional requirements that reporting entities disclose unrealized gains or losses in the value of financial instruments as a result of changes to recurring fair Level 3 fair value measurements and the range and weighted averages of significant unobservable inputs used to develop fair value measurements. The amendments in ASU 2018-13 are effective for all entities required under existing GAAP to disclose fair value measurements, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

3 — INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	Useful life	March 31, 2019	December 31, 2018
Trademarks and Copyrights	20 years	$11,300	$11,300
Less: Accumulated amortization		(4,707)	(4,565)
Intangible Assets, net		$6,593	$6,735

Amortization of trademarks and copyrights amounted to $142 and $141 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the future remaining amortization periods for trademarks and copyrights are approximately 12 years.

4 — SENIOR SECURED NOTES

Senior Secured Bridge Note

Effective May 1, 2017, the Company entered into a senior secured bridge note financing with a third party investment fund (the “Senior Holder”) for the original principal sum of $287,500 (the “Senior Secured Bridge Note”) of which $250,000 was received as proceeds and $37,500 was recorded as original issue discount. The interest on the principal amount was at the rate of two percent per annum. The maturity date at issue was November 1, 2017, at which time the principal and accrued and unpaid interest and other fees therein, was due and payable. The Senior Secured Bridge Note was secured by all the assets held by the Company.

On February 22, 2018, the Company executed a settlement agreement with the Senior Holder, paying $150,000 at time of execution of the settlement and agreement to pay an additional $100,000 and issue a number of shares of common stock and warrants to purchase shares of common at the Company’s next financing.

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

Interest expense on the Senior Secured Note during the three months ended March 31, 2018 was $23,363.

Senior Secured Notes (Related Parties $470,000)

On February 22, 2018 and March 1, 2018, the Company entered Security Purchase Agreements to issue Secured Notes (the “Secured Notes”) to a number of Company directors and a consultant in the aggregate principal amount of $510,000. The Secured Notes ranked pari passu with respect to seniority to one another, were senior to all other debt, and were secured against all assets of the Company. The Secured Notes matured on July 1, 2018 and bore 18% interest, payable at maturity or at the time of the Company’s next equity or debt, including, without limitation, an IPO or a change of control. Additionally, the Company agreed to issue a number of warrants to the holders of the Senior Secured Notes on completion of its next financing. On June 8, 2018, the Secured Notes were amended, extending the maturity date to August 1, 2018.

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

For the three months ended March 31, 2018, interest expense for the Secured Notes was $7,560.

Senior Note

On June 3, 2018, the Company entered into a Security Purchase Agreement pursuant to which it issued a note in the principal amount of $325,000 to one accredited institutional investor (the “June 2018 Senior Note”). The June 2018 Senior Note ranked pari passu with respect to seniority as to payment with the $510,000 in then outstanding other Secured Notes, senior as to payment as to all other outstanding debt and was secured by a lien on substantially all of the Company’s assets. The June 2018 Senior Note was issued at an original issue discount of 15.4%, or $50,000, did not bear interest and was payable on March 5, 2019 or upon an earlier event of default, including, without limitation, a change of control of the Company. The June 2018 Senior Note was convertible into shares of the Company’s common stock at a conversion price of $2.00 per share, subject to adjustment for certain dilutive issuances. The Company also issued to the investor a warrant to purchase 300,000 shares of its common stock exercisable at $3.75 per share which will be exercisable for a term of five years. As a result of this beneficial conversion feature and issuance of warrants, additional discounts of $275,000 were recognized.

On December 19, 2018, the holder of the June 2018 Senior Note elected to convert the entire outstanding principal of $325,000 into shares of common stock at the conversion price of $2.00 per share, as a result of which the Company issued to the holder 162,500 shares of common stock and the Company’s obligations under the June 2018 Senior Note were fully satisfied. At the time of conversion the amortization of the remaining discounts to the June 2018 Senior Note was accelerated and recognized as interest expense of $186,397.

5 — SUBORDINATED NOTES — RELATED PARTIES

On November 20, 2017, the Company entered into subordinated notes (the “Subordinated Notes”), subordinate to the Senior Secured Bridge Note, with certain insiders, including directors and a consultant, (the “Subordinated Holders”) in the aggregate principal amount of $115,000, of which $100,000 was received as proceeds and $15,000 was recorded as original issue discount. In addition, upon repayment, the Subordinated Holders were to receive a number of warrants to purchase shares of common stock.

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

For the three months ended March 31, 2018, interest expense on the Subordinated Notes was $8,287.

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

On July 31, 2018, as a result of the completion of the IPO and as required under the terms of the 2016 Convertible Notes, the outstanding principal and accrued interest on the 2016 Convertible Notes was converted to 700,854 shares of common stock and 700,845 warrants to purchase shares of common stock at an exercise price of $6.25 per share, of which 395,118 share of common stock and 395,118 warrants to purchase shares of common stock at an exercise price of $6.25 per share were issued to related parties.

The interest expense on these notes for the three months ended March 31, 2018 was $10,781.

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

On January 29, 2018, the CEO made a payment of $21,000 to Kilburn & Strode, a patent firm, on behalf of the Company for expenses relating to validation of Company patents, and for which he submitted an expense report. On March 1, 2018 the expense payable was converted to the principal balance of a Senior Note (see Note 4).

On February 22, 2018, the Company executed a Backstop Commitment Agreement (“BCA”) with MVA 151 Investors, LLC (“MVA”), a company controlled by a Company director, Kevin Schuyler, pursuant to which MVA agreed to guarantee the purchase of up to $242,000 (“the Backstop Amount”) in the principal amount of Secured Notes then offered for subscription and unsubscribed on March 1, 2018 (the “Backstop Commitment”). In consideration of this backstop commitment, at such time as the Company completed the Next Financing, the Company agreed to issue MVA (i) warrants to purchase a number of shares of the Company’s common stock equal to 150% of the Backstop Amount divided by the price per share of the Next Financing and (ii) a number of units of Company common stock equal to 50% of the Backstop Amount divided by the price per share of the Next Financing. The warrants were to have an exercise price equal to the price per share of the Next Financing and a term of five years. On March 1, MVA invested $92,000 in Secured Notes as a result of the BCA, this amount being the $242,000 backstop amount less $150,000 in additional subscriptions received between February 22, 2018 and March 1, 2018. This investment fully satisfied the Backstop Commitment and left MVA with no further associated obligation to invest. At the time of the IPO, the Company issued MVA 151 Investors 24,200 shares of common stock, 24,200 warrants to purchase a share of common stock at an exercise price of $6.25, and 72,600 warrants to purchase a unit (each unit consisting of a share of common stock and a warrant to purchase a share of common stock at an exercise price of $6.25) at an exercise price of $5.00 per unit. The total cost of the issuances made as a result of the backstop agreement was $385,181, included in the net loss recognized on the Senior Secured Notes (see Note 4).

On April 25, 2016, the Company entered into a Consulting Agreement with a consultant, who now serves as the Company’s Chief Operating Officer and Chief Financial Officer, to provide consulting services at a compensation rate of $2,000 per month. This amount was raised to $2,200 per month on June 1, 2017 and to $3,200 per month December 31, 2017. This consultant was granted 29,992 shares of common stock in the Company during the year ended December 31, 2016, and was to be awarded 0.5% of a transaction, as defined by and under the terms of the Company’s PBP, but was issued 44,636 shares of common stock on retirement of the plan (see Note 11). For the period ended March 31, 2018 , total fees charged by this consultant were $25,600 . Effective July 25, 2018, this consultant was employed as COO/CFO under the terms of an employment agreement (see Note 11) that superseded the consulting agreement.

On July 31, 2018, the Company completed its initial public offer of units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. Related parties that participated in this offering included: (i) William Stilley, the CEO, who purchased 80,000 units consisting of 80,000 shares of common stock and warrants to purchase 80,000 shares of common stock at an exercise price of $6.25 per share; (ii) Kevin Schuyler, Vice Chairman of the Board of Directors and Lead Independent Director, who purchased 90,000 units consisting of 90,000 shares of common stock and warrants to purchase 90,000 shares of common stock at an exercise price of $6.25 per; (iii) James Newman, a director, who purchased 10,000 units, consisting of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share, personally and 10,000 units, consisting of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share though a Roth IRA for his benefit; (iv) Bankole Johnson, the then Chairman of the Board, who purchased 1,400 units consisting of 1,400 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share; (v) Keller Enterprises LLC, an affiliate of Robertson Gilliland, a director, which purchased 14,000 units consisting of 14,000 shares of common stock and warrants to purchase 14,000 shares of common stock at an exercise price of $6.25 per share; (vi) Tony Goodman, a director, who purchased 7,000 units consisting of 7,000 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share.

See Notes 4, 5, 6, and 8 for related party debt transactions. See Note 10 for additional information regarding a related party consulting agreement.

8 — STOCKHOLDERS’ DEFICIT

Equity Issuances/Repurchases

In 2018, the Company issued shares of common stock as follows:

On April 1, 2018, the Company issued 292,309 shares of common stock to Company officers and a director in compensation for termination, by mutual agreement of the Performance Bonus Plan. At the time of this issuance, the company recognized an equity-based compensation expense of $1,461,545.

During the first three months of 2019, 93,100 previously-registered shares of common stock were issued as a result of the exercise of tradeable warrants to purchase 93,100 shares of common stock at an exercise price of $6.25 per share (ADILW) for cash payments of $581,875.

During the first three months of 2019, 2,166 unregistered shares of common stock were issued as a result of the exercise of tradeable warrants to purchase 2,166 shares of common stock at an exercise price of $0.005 per share for cash payments of $12.

On January 22, 2019, the Company issued 250,000 unregistered shares of common stock upon the exercise of the warrant to purchase 300,000 shares of common stock at an exercise price of $3.75 per share for a cash payment of $468,750 and the cashless exercise of the remaining warrant.

On January 31, 2019, the Company issued 22,311 unregistered shares of common stock upon the full cashless exercise of a warrant to purchase 65,130 shares of common stock at an exercise price of $4.99 per share.

On February 22, 2019, the Company concluded the Follow-on Offering of 2,475,000 shares of common stock and warrants to purchase 1,856,250 shares of common stock at an exercise price of $4.0625 per share. The shares of common stock and accompanying warrants were sold to the public at a price of $3.25 per share and three quarters warrant. The underwriters were granted an over-allotment option to purchase up to 371,250 shares of common stock and 278,437 warrants at a price of $3.25 per share of common stock and three quarters warrant. The underwriters partially exercised their over-allotment option by purchasing 370,000 shares of common stock and warrants to purchase 277,500 shares common stock. Gross proceeds of the offering, totaled $9,246,249, which after offering expenses, resulted in net proceeds of $8,195,673.

During the three months ended March 31, 2019, the Company issued 93,750 shares of common stock to consultants at a total cost of $154,854.

Stock Options

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2017	174,282	9.50	5.70	4.84
Issued	68,900	10.00	$2.80	$2.21
Outstanding December 31, 2018	243,182	8.93	$4.88	$4.09
Issued	1,173,000	10.00	3.31	2.56
Cancelled	(15,215)	8.26	5.70	4.23
Outstanding March 31, 2019	1,400,967	9.62	3.55	2.81
Outstanding March 31, non-vested	1,293,006	9.87	$3.40	$2.62

All 1,173,000 options issued in the three months ended March 31, 2019 were issued under the 2017 equity incentive plan, under which 508,100 options remain issuable at March 31, 2019. At March 31, 2019, the intrinsic value totals of the outstanding options were $188,927.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the three months ended March 31, 2019 and year ended December 31, 2018:

	Q1 2019	2018
Fair Value per Share	$3.01-3.39	$2.80
Expected Term	6.5 years	6.5 years
Expected Volatility	97.37-97.48%	95.77%
Risk free rate	2.32-2.51%	2.79%

Compensation expense associated with issuance of options was recognized using the straight line method over the requisite service period, which is the implied service period. During the three months ended March 31, 2019 and 2018, total equity-based compensation expense from the options issued was $129,150 and $69,161, respectively, which were classified as R&D and G&A expense as presented in the table below. As of March 31, 2019, $3,381,987 in further compensation expense resulting from issued options remained to be recognized over a weighted average remaining service period of 2.74 years.

See Equity Issuances section in the Note for additional stock based compensation expense incurred in the first quarter of 2019. The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months ended March 31
	2019	2018
Research and development Options Expense	43,174	-
Total research and development expenses	43,174	-
General and administrative Options Issuance Expense	85,976	69,161
Stock issued to consultants	154,854	-
Total general and administrative expenses	240,830	69,161
Total stock-based compensation expense	$284,004	$69,161

Stock Warrants

On January 18, 2019, the Company exchanged a previously issued warrant to purchase 300,000 shares of common stock with an exercise price of $3.75 per share for a new warrant to purchase 300,000 shares of common stock. The terms of the new warrant were substantially the same as those of the old warrant, except for the cashless exercise terms of the new warrant, which differed with old warrant to the benefit of the warrant holder. The Company recognized a non-cash expense of $441,763 as a result of this exchange.

On February 22, 2019, the Company issued 2,132,750 warrants for the purchase of 2,133,750 shares common stock at an exercise price of $4.0625 per share of common stock on the conclusion of its Follow-on Offering. See Equity Issuances/Repurchases above.

In three months ended March 31, 2019, 93,100 warrants with an exercise price of $6.25 per share of common stock were exercised for $581,875, 125,000 warrants with an exercise price of $3.75 per share of common stock were exercised for $468,750, 2,166 warrants with an exercise price of $0.005 per share of common stock were exercised for $12, and 240,130 warrants were exercised cashlessly for the issue of 147,311 shares of common stock. The total received in exercise fees for exercise of warrants was $1,050,637, resulting in the issue of a total of 367,577 shares of common stock on the exercise of 460,396 warrants.

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2017	482,555	11.20	5.51	1.38
Issued	4,547,204	5.00	5.82	0.00
Cancelled	–	NA	NA	NA
Exercised	(25,000)	4.59	6.25	0.06
Outstanding December 31, 2018	5,054,759	5.07	$5.72	0.61
Issued	2,133,750	5.00	4.0625	0.00
Cancelled	–	NA	NA	NA
Exercised	460,396	4.41	4.59	1.28
Outstanding March 31, 2019	6,728,113	4.85	5.27	0.07

9 — INCOME TAXES

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $9.7 million at March 31, 2019, that is potentially available to offset future taxable income. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income. For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2019 and 2018, management estimated that it was more likely than not that substantially all of the net operating losses would remain unused through a change in control. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions.

10 — COMMITMENTS AND CONTINGENCIES

License with University of Virginia Patent Foundation

In January 2011, the Company entered into an exclusive, worldwide license agreement with (the “UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG.

As consideration for the rights granted in the UVA LVG License, the Company is obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, the Company paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or sale of the Company, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, the Company is obligated to pay royalties to UVA LVG equal to a percentage of what the Company would have been required to pay to UVA LVG had it sold the products under sublicense itself. In addition, the Company is required to pay to UVA LVG 15% of any sublicensing income.

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

At December 31, 2018, the Company had accrued $40,000 in minimum royalties due under this agreement, which were subsequently paid. At March 31, 2019, the Company had accrued $10,000 in minimum royalties.

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

Crown’s Fee for completion of the trial under the Service Order is approximately $3.3 million (€2,952,355 at the Euro/US Dollar exchange rate of 1.1221 as of March 31, 2019). On November 21, 2018, the Company made the prepayment under the agreement, at a cost of $505,960, after exchange to US dollars at the rate then prevailing, capitalized as a prepaid expense. The remaining fees are to be paid as milestones are reached on the following schedule (converted to dollars at the Euro/US Dollar exchange rate of 1.1221 as of March 31, 2019). At March 31, 2019, none of these milestones had yet been reached.

Milestone Event	Percent Fee	Amount
Five of five national regulatory submissions done	10%	$332,010
First patient randomized	10%	$332,010
30% of patients randomized	10%	$332,010
50% of clinical sites initiated	5%	$166,006
60% of patients randomized	10%	$332,010
100% of clinical sites initiated	10%	$332,010
50% of CRF pages monitored	5%	$166,006
100% of patients randomized	10%	$332,010
90% of CRF pages monitored	5%	$166,006
Database is locked	5%	$166,006
PE analysis	5%	$166,006

Service Agreement 1 also estimates approximately $2.4 million (€2,172,000) in pass-through costs, mostly fees to clinical investigators and sites, which will be billed as incurred. In the event that the MSA or Service Order are terminated, the Crown’s actual costs up the date of termination will be payable by the Company, but any unrealized milestones shall not be.

In the three months ended March 31, 2019, the Company recognized $126,290 in expenses associated with the Service Agreement 1, classified as R&D expense, leaving a $379,670 prepaid expense asset.

Lease Commitments

On January 1, 2019, the Company adopted, ASU 2016-02 which amends existing lease accounting guidance, and requires recognition of most lease arrangements on the balance sheet. (See Note 2.) The adoption of this standard would result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability for all leases with term greater than twelve months. At March 31, 2019, the Company was not party to any leases of term greater than 12 months, and therefore did not record any right-to-use assets as a result of adopting this guidance.

On October 9, 2018, the Company entered into a license and membership agreement with Jelly Works X Zero-Ten, LLC for membership in a coworking space and use of an office located at 307A Kamani Street, Honolulu, HI 96813. The Company agreed to pay a monthly fee of $1,152 for membership and use of these facilities, committing to do so for a term of one year. The agreement is not a lease and does not create a tenancy relationship. In the three months ended March 31, 2019, the Company rent expense associated with this agreement was approximately $3,455.

On December 19, 2018, the Company entered into an office service agreement with the University of Virginia Foundation for the use of an office and a workstation located at 1001 Research Park Boulevard, Suite 100, Charlottesville, VA 22911. The Company agreed to pay a fee of $1,150 per month for use of these facilities. The agreement does not create a lease interest or tenancy relationship, and is on a month-to-month basis. For the three months ended March 31, 2019, the Company rent expense associated with this agreement was approximately $3,450.

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

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a Consulting Agreement with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the consulting agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson also received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) continues unaffected. The total expense to the company under this agreement in the three months ended March 31, 2019 was $267,191.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.1 million in future payments and future issuance of 87,500 shares of common stock over their respective terms.

Employment Agreements

Following the consummation of the IPO on July 31, 2018, the CEO and COO/CFO executed their respective employment agreements for terms ranging from three to five years, salaries ranging from $325,000 per year to $143,000 per year (at a 50% time commitment), with customary terms of severance.

On March 11, 2019, in accord with resolution of the Board of Directors, the employment agreement of the CEO and COO/CFO were amended, raising their salaries to $400,000 per year and $150,000 per year (at a 50% time commitment), respectively.

Grant Incentive Plan

On April 1, 2018, the board of directors approved a Grant Incentive Plan to provide incentive for Bankole A. Johnson (together, the “Plan Participant”), to secure grant funding for the Company. Under the Grant Incentive Plan, the Company will make a yearly payment to the Plan Participant, based on the grant funding received by the Company in the preceding year from grants originated by the Plan Participants, in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock no later than March 31, each year. During the three months ended March 31, 2019, no grant funding that would result in a payment to the Plan Participants had been obtained.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At March 31, 2019, the Company did not have any pending legal actions.

11 — SUBSEQUENT EVENTS

On April 22, 2019, the Company issued 50,000 shares of common stock to a consultant a cost of $83,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2018 Form 10-K. ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2018 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of a therapeutic agent for the treatment of alcohol use disorder (“AUD”) using our lead investigational new drug product, AD04, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”). The active ingredient in AD04 is ondansetron, which is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We intend to commence a Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening. We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol.

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d.b.a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with patents issued in over 40 jurisdictions, including three issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that supports our Phase 3 clinical trial. Our therapeutic agent was the product candidate used in a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients. In this Phase 2b clinical trial, ultra-low dose ondansetron, the active pharmaceutical agent in AD04, showed a statistically significant difference between ondansetron and placebo for both the primary endpoint and secondary endpoint, which were reduction in severity of drinking measured in drinks per drinking day (1.71 drinks/drinking day; p=0.0042), and reduction in frequency of drinking measured in days of abstinence/no drinking (11.56%; p=0.0352), respectively. Additionally, and importantly, the Phase 2b results showed a significant decrease in the percentage of heavy drinking days (11.08%; p=0.0445) with a “heavy drinking day” defined as a day with four (4) or more alcoholic drinks for women or five (5) or more alcoholic drinks for men consumed in the same day.

The active pharmaceutical agent in AD04, our lead investigational new drug product, is ondansetron (the active ingredient in Zofran®), which was granted FDA approval in 1991 for nausea and vomiting post-operatively and after chemotherapy or radiation treatment and is now commercially available in generic form. In studies of Zofran®, conducted as part of its FDA review process, ondansetron was given acutely at dosages up to almost 100 times the dosage expected to be formulated in AD04 with the highest doses of Zofran ® given intravenously (“i.v.”), which results in approximately 160% of the exposure level as oral dosing. Even at high doses given i.v. the studies found that ondansetron is well-tolerated and results in few adverse side effects at the currently marketed doses, which reach more than 80 times the AD04 dose and are given i.v. The formulation dosage of ondansetron used in our drug candidate (and expected to be used by us in our Phase 3 clinical trials) has the potential advantage that it contains a much lower concentration of ondansetron than the generic formulation/dosage that has been used in prior clinical trials, is dosed orally, and is available with use of a companion diagnostic biomarker. Our development plan for AD04 is designed to demonstrate both the efficacy of AD04 in the genetically targeted population and the safety of ondansetron when administered chronically at the AD04 dosage. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron at any dosage for long-term use as anticipated in our Phase 3 clinical trial.

According to the National Institute of Alcohol Abuse and Alcoholism (the “NIAAA”) and the Journal of the American Medical Association (“JAMA”), in the United States alone, approximately 35 million people each year have AUD (such number is based upon the 2012 data provided in Grant et. al. the JAMA 2015 publication and has been adjusted to reflect a compound annual growth rate of 1.13%, which is the growth rate reported by U.S. Census Bureau for the general adult population from 2012-2017), resulting in significant health, social and financial costs with excessive alcohol use being the third leading cause of preventable death and is responsible for 31% of driving fatalities in the United States (NIAAA Alcohol Facts & Statistics). AUD contributes to over 200 different diseases and 10% of children live with a person that has an alcohol problem. According to the American Society of Clinical Oncologists, 5-6% of new cancers and cancer deaths globally are directly attributable to alcohol. And, The Lancet published that alcohol is the leading cause of death in people ages 15-49 globally. The Centers for Disease Control (the “CDC”) has reported that AUD costs the U.S. economy about $250 billion annually, with heavy drinking accounting for greater than 75% of the social and health related costs. Despite this, according to the article in the JAMA 2015 publication, only 7.7% of patients (i.e., approximately 2.7 million people) with AUD are estimated to have been treated in any way and only 3.6% by a physician (i.e., approximately 1.3 million people). In addition, according to the JAMA 2017 publication, the problem in the United States appears to be growing with almost a 50% increase in AUD prevalence between 2002 and 2013.

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

We have incurred net losses in each year since our inception, including net losses of approximately $11.6 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively and net losses of approximately $2.7 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. We had an accumulated deficit of approximately $14.7 million as of March 31, 2019 and 12.0 million as of December 31, 2018. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, and from general and administrative costs associated with our operations.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We believe the proceeds from our initial public offering and follow on offering will be sufficient to fund our operations for the next twelve months, we anticipate the need for at least a second Phase 3 clinical trial, and possibly a third, in order to receive FDA approval for commercialization of AD04 for the treatment of AUD and the current funding as of March 31, 2019 will not be sufficient to complete the additional trials. We have increased our use of cash in order to retain and compensate current personnel and to add new personnel, in the expectation that we will be able to obtain grants, conclude partnering agreements, and/or find other sources of non-dilutive funding. Were these expectations to be unrealized, it would be necessary to decrease non-clinical trial costs considerably in order to complete our Phase 3 trial with our current cash. In addition, if actual costs incurred for our initial Phase 3 clinical trial or operations exceed our estimates of our costs to be incurred, we may need additional funds to complete our Phase 3 clinical trial. Accordingly, we anticipate that we will need to raise additional capital in addition to the net proceeds of our public offering consummated in February 2019 and the net proceeds of our IPO prior to the commercialization of and to complete the additional clinical trials for AD04. Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop AD04.

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

We expect to incur R&D expenses of approximately $4.1 million over the next 12 months. We estimate the total cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to be approximately $8.0 million, of which approximately $500,000 have already occurred or been pre-paid, leaving approximately $7.5 million in cash needed to complete the trial. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

Recent Developments

On February 25, 2019, we closed a follow-on underwritten public offering in which we issued and sold 2,475,000 shares of common stock and warrants to purchase 1,856,250 shares of common stock. The combined public offering price was $3.25 per share of common stock and accompanying warrant. Each share of common stock was sold together with a warrant to purchase 0.75 of one share of our common stock. Each warrant has an exercise price per share of $4.0625, was immediately exercisable and expires on the fifth anniversary of the original issuance date. The underwriters were granted an over-allotment option to purchase up to 371,250 shares of common stock and warrants to purchase 278,437 shares of common stock at a price of $3.25 per share of common stock with a warrant to purchase 0.75 of one share of our common stock. The underwriters partially exercised their over-allotment option by purchasing 370,000 shares of common stock and warrants to purchase 277,500 shares common stock. The aggregate net proceeds received by us from this follow-on offering were $8.2 million, net of offering expenses.

 Results of operations for the three months ended March 31, 2019 and 2018 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended March 31,		Change
	2018	2017	(Decrease)
Research and development expenses	$687,000	$56,000	$631,000
General and administrative expenses	1,562,000	284,000	1,278,000
Total Operating Expenses	2,249,000	340,000	1,909,000

Loss From Operations	(2,249,000)	(340,000)	(1,909,000)

Interest Income	8,000	-	8,000
Gain on extinguishment of debt	-	12,000	(12,000)
Warrant modification expense	(442,000)	-	(442,000)
Interest expense	-	(51,000)	51,000
Total other income (expenses)	(434,000)	(39,000)	(395,000)

Net Loss	$(2,683,000)	$(379,000)	$(2,304,000)

Research and development (“R&D”) expenses

R&D expenses increased by approximately $631,000 (1127%) during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was largely due to two factors: first, increase in cash and equity compensation expense associated with increased headcount of R&D devoted employees and consultant hours, including a one-time signing bonus paid on the hire of the CMO, and, second, recognition of expenses with initiation clinical trial activities by the Company’s CRO.

General and administrative expenses (“G&A”) expenses

G&A expenses increased by approximately $1,278,000 (450%) in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily due to the increased expense associated with increased G&A employee headcount and compensation of existing G&A employees, post-IPO, including one-time, discretionary cash bonuses paid in the period, and increased expense of financial consultants.

Total Other income (expenses)

Other income decreased by $395,000 (1013%) in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, from a net expense of $39,000 to net expense of $434,000. This increase is due to the shift in the our financial condition with the completion of the IPO, follow-on financing, and warrant exercises in the period between March 31, 2018 and March 31, 2019, after which we were no longer servicing substantial, interest-bearing debt, but holding substantial, interest-bearing cash balances. This increase in other income was more than offset by a one-time expense of $442,000 associated with the modification of warrants.

Liquidity and capital resources at March 31, 2019 and December 31, 2018

Overview

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue as we develop and eventually commercialize our compound. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of the product. To date, we have funded our operations primarily with equity financings and the issuance of notes. On July 31, 2018, we closed our initial public offering. The aggregate net proceeds received by us from the initial public offering were $6.3 million net of underwriter’s fees and expenses not recognized in previous periods. In February, 2019, we closed a follow-on underwritten offering for aggregate net proceeds of $8.2 million, net of offering expenses.

As of March 31, 2019, we had approximately $11,394,000 in cash and cash equivalents and approximately $11.7 million of working capital, compared to approximately $3.9 million in cash and cash equivalents and $4.4 million of working capital as of December 31, 2018. As of March 31, 2019, we had no liabilities outstanding other than accounts payable and accrued expenses.

We also issued to an investor a warrant to purchase 300,000 shares of our common stock exercisable at $3.75 per share which was exercisable for a term of five years and was exercised in full on January 22, 2019. Upon the written request of the warrant holder, given no more than once and no earlier than one hundred and eighty (180) days after we become a reporting company under the Exchange Act, we agreed to prepare and file with the SEC within ninety (90) days of our receipt of such request a registration statement on Form S-1 covering the resale of the shares of common stock issuable under the warrant, and to use our commercially reasonable efforts to cause the registration statement to be declared effective by the SEC and remain effective during the exercise period of the warrant. The resale registration statement on Form S-1 was declared effective by the SEC on April 1, 2019.

Our current cash and cash equivalents of approximately $11.4 million at March 31, 2019 are expected to be sufficient to fund operations for at least the next twelve months, with total cash to be used during the next twelve months expected to be about $7.9 million. Despite receipt of the proceeds of our initial public offering, and receipt of proceeds of our follow-on offering, we will require additional financing as we continue to execute our business strategy. We have increased our use of cash in order to retain and compensate current personnel and to add new personnel, in the expectation that we will be able to obtain grants, conclude partnering agreements, and/or find other sources of non-dilutive funding. Were these expectations to be unrealized, it would be necessary to decrease non-clinical trial costs considerably in order to complete our initial Phase 3 trial with our current cash. In addition, if actual costs incurred for our initial Phase 3 clinical trial or operations exceed our estimates of our costs to be incurred, we may need additional funds to complete our initial Phase 3 clinical trial. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Cash flows

(rounded to nearest thousand)	For the Three Months Ended March 31,
	2019	2018
Provided by (used in)
Operating activities	$(1,721,000)	(214,000)
Investing activities	–	–
Financing activities	9,246,000	250,000
Net increase (decrease) in cash and cash equivalents	$7,525,000	36,000

Net cash used in operating activities

Net cash used by operating activities for the three months ended March 31, 2019 consists primarily of net loss adjusted for certain non-cash items (including amortization, profits interest compensation, share-based compensation, and amortization of debt discount), and the effect of changes in working capital and other activities. The increase in cash used in operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is mostly due to the significant increase cash expenses in the period associated. Increase in cash use was a direct result of a significant increase in operating activities made possible by the receipt of cash from financing activities subsequent to three months ended March 31, 2018.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2019 primarily consists of the net proceeds of the Follow-on Offering and, to a lesser extent, proceeds from the exercise of previously issued warrants. Net cash provided by financing activities increased $8,996,000 during the three months ended March 31, 2019, this increase was attributable to the size of the Follow-on Offering and warrant exercises as compared to the small scale debt financing completed in the three months ended March 31, 2018.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight.

As of March 31, 2019, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at March 31, 2019, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2018 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2018 Form 10-K.

Risks Related to the Company

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow, revenues, or profitable operations, nor do we expect to in the foreseeable future. Through March 31, 2019, we had an accumulated deficit of approximately $14.7 million and through December 31, 2018, we had an accumulated deficit of approximately $12.0 million (both net of reclassification of its accumulated deficit prior to reincorporation of approximately $10.7 million to Additional paid in capital on reincorporation).

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

We will need to secure additional financing in order to support our operations and fund our clinical trials. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, selling and marketing and research and development activities are forward-looking statements and involve risks and uncertainties.

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

We will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order to complete additional phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. In addition, if actual costs incurred for our initial Phase 3 clinical trial or operations exceed our estimates of our costs to be incurred, we may need additional funds to complete our Phase 3 clinical trial. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

We expect to initially develop our lead product candidate, AD04. However, we may pursue clinical development of additional product candidates and development of AD04 for additional indications (for example, opioid use disorder). Developing, obtaining regulatory approval for and commercializing additional product candidates, will require substantial additional funding beyond the net proceeds of our initial public offering and the offering consummated in February 2019 and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will attempt to advance or that we will be able to successfully advance any of these additional product candidates through the development process.

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

Our officers and directors currently beneficially own approximately 41% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 15.4%, 9.4%, 12.9%, and 6.4%, respectively, of our common stock. As a result, our directors currently do and after this offering will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2017 equity incentive plan is 1,750,000 shares, of which 508,100 remain available for grant. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At the date of this filing, we have outstanding (i) warrants to purchase 6,727,301 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $5.34), and (ii) options to purchase 1,400,967 shares of common stock at a weighted average exercise price of $3.55 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Future sales of a substantial number of our common stock by our existing shareholders could cause our stock price to decline.

We currently have outstanding 10,219,638 shares of our common stock, warrants to purchase 6,727,301 shares of common stock, and 1,400,697 options to purchase shares of common stock. All of the shares sold in our initial public offering (other than shares acquired by officers and directors that were subject to certain lock up restrictions) were eligible for sale immediately upon effectiveness of our registration statement. If our shareholders sell substantial amounts of our common stock in the public market at the same time, the market price of our common stock could decrease significantly due to an imbalance in the supply and demand of our common stock. Even if they do not actually sell the common stock, the perception in the public market that our shareholders might sell significant common stock could also depress the market price of our common stock.

A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities, and may cause you to lose part or all of your investment in our common stock.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We will require additional funds to complete our clinical trials of AD04. There are no other commitments by any person for future financing. Though we believe a successful Phase 3 trial will be a significant value creation event for us, our securities may be offered to other investors at a price lower than the price per share on The NASDAQ Capital Market, or upon terms which may be deemed more favorable than offered previously. In addition, the issuance of securities in any future financing using our securities may dilute an investor’s equity ownership. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2019 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC or as disclosed below.

On January 31, 2019, we issued 22,311 unregistered shares of common stock upon the full cashless exercise of a warrant to purchase 65,130 shares of common stock at an exercise price of $4.99 per share. The cashless exercise was exempt from the registration requirements of the Securities Act by virtue of Section 3(a)(9) thereof as a transaction not involving a public offering, as the issuance was made to an existing security holder, there was no additional consideration paid for the common stock and no commission or other remuneration was paid. The recipient both had access, through their relationship with us, to information about us.

On February 4, 2019, we issued 1,083 unregistered shares of common stock upon the exercise of a warrant to purchase 1,083 shares of common stock at an exercise price of $0.005 per share. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction not involving a public offering. The recipient had access, through its relationship with us, to information about us. The sale of the common stock was made without any general solicitation or advertising. The shares of common stock issued upon exercise of the warrant were issued with a restricted stock legend.

On March 4, 2019 we issued 50,000 shares of common stock to a consultant at a cost of $1.66 per share, the market price on the day of the agreement under which these shares were issued. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction not involving a public offering. The recipients both had access, through their relationship with us, to information about us. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with the issuance of the common stock. The recipient of the common stock represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The sale of the common stock was made without any general solicitation or advertising.

On March 6, 2019, we issued 1,083 unregistered shares of common stock upon the exercise of a warrant to purchase 1,083 shares of common stock at an exercise price of $0.005 per share. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction not involving a public offering. The recipient had access, through its relationship with us, to information about us. The sale of the common stock was made without any general solicitation or advertising. The shares of common stock issued upon exercise of the warrant were issued with a restricted stock legend.

On March 15, 2019, we issued 18,750 shares of common stock to a consultant at a cost of $3.80 per share, the market price on the day of the agreement under which these shares were issued. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction not involving a public offering. The recipients both had access, through their relationship with us, to information about us. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with the issuance of the common stock. The recipient of the common stock represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The sale of the common stock was made without any general solicitation or advertising.

On March 29, 2019, we issued 25,000 shares of common stock to a consultant at the market price of $3.43 per share. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) as a transaction not involving a public offering. The recipients both had access, through their relationship with us, to information about us. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with the issuance of the common stock. The recipient of the common stock represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The sale of the common stock was made without any general solicitation or advertising.

(b) Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit	Description
1.1	Underwriting Agreement, dated February 21, 2019, by and among Adial Pharmaceuticals, Inc., Maxim Group LLC and Joseph Gunnar & Co., LLC (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on February 26, 2019)

4.1	Form of Warrant (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on February 26, 2019)

4.2	Form of Warrant Agency Agreement dated February 25, 2019 between Adial Pharmaceuticals, Inc. and VStock Transfer, LLC (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on February 26, 2019)

10.1	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William Stilley, dated as of March 11, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 14, 2019)

10.2	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 14, 2019)

10.3	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 26, 2019)

31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

*	Filed herewith

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

Dated: May 13, 2019