Form 10-K
period 2019-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2020-03-20
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(434) 422-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADIL	The Nasdaq Stock Market LLC
Warrants to Purchase Shares of Common Stock, par value $0.001 per share	ADILW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 28, 2019 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $12,306,568. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 20, 2020, the issuer had 10,479,603 shares of common stock outstanding.

Documents incorporated by reference: None

FORM 10-K

i

PART I

ADIAL PHARMACEUTICALS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Annual Report on Form 10-K, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future initiatives, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part I, Item lA. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

ii

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company currently focused on the development of a therapeutic agent for the treatment of alcohol use disorder (“AUD”) using our lead investigational new drug product, AD04, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”). The active ingredient in AD04 is ondansetron, which is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have commenced a Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol. We are also exploring expanding or portfolio in the field of addiction.

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

Methods for the companion diagnostic genetic test have been developed as a blood test, and we established the test with a U.S. third-party vendor capable of supporting a Phase 3 clinical trial. Additionally, we have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities. Methods are intended to be transferred to third-party vendors in Europe for conduct of the ongoing initial Phase 3 trial.

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

We have devoted substantially all of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Annual Report on Form 10-K, we have funded our operations primarily through the private placement of debt and equity securities and most recently, our initial public offering and follow-on offering.

We have incurred net losses in each year since our inception, including net losses of approximately $8.6 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively. We had an accumulated deficit of approximately $20.6 million and $12.0 million as of December 31, 2019 and 2018, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

Recent Developments

In September through December 2019, we submitted applications to federal agencies for grants totaling approximately $5.5 million in research funding, of which approximately $2.5 million would be applicable to our current Phase 3 trial.

In October 2019, we announced completion of final packaging of AD04 for the treatment of AUD for use in our planned Phase 3 clinical trial of AD04.

In October 2019, we announced submission of a clinical trial application with the Swedish Medical products Agency to commence our Phase 3 clinical trial.

In December 2019, we announced that we had submitted Clinical Trial Applications (CTAs) to commence our first Phase 3 clinical trial in Finland, Estonia, Latvia, Poland, Bulgaria, and Croatia.

 In December 2019, we received a Notice of Allowance for the issuance of a patent by the United States Patent and Trademark Office (USPTO), titled: “Serotonin Transporter Gene and Treatment of Alcoholism.” This patent, which builds upon previous issued patents for patients with the LL/TT genotype, addresses a method of treating AUD in patients with a specific genetic biomarker in the serotonin transporter gene by administering AD04 to patients with the TT genotype.

In December 2019, we announced completion of our genetic biomarker tests for our planned Phase 3 clinical trial.

In January 2020, we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

In February, 2020, Crown CRO informed us that the first site initiation visit (“SIV”) of a study site had been completed.

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

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

There are four drugs approved by the FDA and marketed in the United States for the treatment of alcohol addiction, Antabuse ® (disulfram) Vivitrol ® (naltrexone), Revia ® (naltrexone) and Campral ® (acomprosate) and one drug, Selincro ® (nalmefene) is marketed outside of the United States. All of the approved drugs, other than Selincro ®, require abstinence prior to commencing treatment with the drug, and all five drugs are known to have significant side effects.

Antabuse ® was approved for the treatment of alcohol dependence more than 50 years ago, making it the oldest such drug on the market. It works by interfering with the body’s ability to process alcohol. Its method of action and purpose is to cause patients that drink alcohol while taking Antabuse ® to experience numerous and extremely unpleasant adverse effects, including, among others, flushing, nausea, and palpitations, with the goal that patients will continue the medication but refrain from drinking in order to avoid these effects.

Naltrexone, which can be taken as a once-daily pill (Revia® \) or in an approved once-monthly injectable form (Vivitrol ® ) that requires a doctor to administer is often associated with gastrointestinal complaints and has been reported to cause liver damage when given at certain high doses. As a result, it carries an FDA boxed warning, a special emphasized warning, for this side effect.

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

The companion diagnostic genetic test to be used to identify patients that are most likely to benefit from treatment with AD04 may potentially enhance the likelihood of a successful outcome for those undergoing treatment. Additionally, it may provide doctors with the opportunity to have a non-threatening conversation about alcohol with their patients and may provide the patient an acceptable path to help them determine if they might be a candidate for help with their alcohol use. If the test results are positive, they would have a science-based rationale for their treatment, which reduces some of the stigma patients might otherwise endure, and allows them to be treated in the confidence of their doctor, potentially with a simple, oral tablet.

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

In January 2020 we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD. In December 2019, we announced that we had submitted Clinical Trial Applications (CTAs) to commence our first Phase 3 clinical trial in Finland, Estonia, Latvia, Poland, Bulgaria, and Croatia and in October 2019, we announced submission of a clinical trial application with the Swedish Medical products Agency to commence our Phase 3 clinical trial.

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

Prior Work of Universities and our Ability to Leverage Relationships Creates Cost Efficiencies

We have a worldwide, exclusive license to intellectual property developed at the University of Virginia by our Chief Medical Officer and largest stockholder, Dr. Bankole A. Johnson, who was Chairman of the Department of Psychiatry & Neurobehavioral Sciences at the University of Virginia (and prior to that the Chief of the Division of Alcohol and Drug Addiction at the University of Texas) and was Chair, Department of Psychiatry and Director of the Brain Science Research Consortium Unit at the University of Maryland. Dr. Johnson has spent almost three decades researching the underlying subject matter. Significant portions of the supporting research were also funded under grants from the National Institute of Health to the University of Virginia and the University of Texas. On July 5, 2019, we entered into a Master Services Agreement and statement of work with Psychological Education Publishing Company (“PEPCO”), a company owned by Dr. Johnson, that is engaged in the business of administering a behavioral therapy program, Brief Behavioral Compliance Enhancement Treatment, for our upcoming Phase 3 clinical trial using AD04, for the treatment of AUD.

By leveraging the prior work of universities and their researchers, including their pre-clinical studies and accumulated data, we believe we have developed a significant drug development opportunity. Because of the licensing approach taken to secure intellectual property, including, without limitation, patents and rights to clinical trial data, and our collaborations with the University of Virginia, we have not had to incur the significant costs that would normally be required to develop therapeutic treatments to the point of being ready to commence a Phase 3 clinical trial, which often amount to tens of millions of dollars or more. In fact, based upon current information, and depending on what the regulatory authorities may require to secure marketing authorization, we estimate that we will require approximately $8.8 million for the initial Phase 3 clinical trial (not including company overhead) and an additional $30 million of additional capital to complete our second Phase 3 program (which includes $20 million for a confirmatory Phase 3 trial and any necessary Phase 1 clinical trials and other development expenses and does not include the additional cost of a possible third Phase 3 clinical trial) as currently contemplated in order to achieve regulatory approval for the use of AD04 to treat AUD in the United States and Europe. We have already used approximately $1.8 million in funds derived from our initial public offering and subsequent warrant exercises to fund trial activities. We anticipate that the approximate $7.0 million needed to complete the initial Phase 3 clinical trial to the point of achieving database lock will be funded from our cash on hand which is proceeds from the exercise of warrants and that was raised in our follow on offering as well as, $2.0 million which is expected to be funded from future grants for which we have applied. If we do not receive the grants for which have applied for, we will need to raise a minimum of $2.2 million in additional funds by October of 2020 in order complete the trial to the point of reaching database lock. There is no assurance that such funds could be raised by that time on acceptable terms.

Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means.

The NIAAA has provided and continues to provide technical assistance and advice to us, and we have applied for an NIAAA Research Resource Award, which if granted would provide financial support for our Phase 3 clinical trial. Although there can be no assurance that we will be selected by the NIAAA to receive funding, since we are not aware of any pharmaceutical company planning Phase 3 pivotal trials to serve as a basis for marketing approval for products for the treatment of AUD, we believe AD04 would be a competitive candidate.

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

Our goals in executing this strategy are to keep capital requirements to a minimum, expedite product development, gain access to clinical research and manufacturing expertise that will advance product development, approval and eventual market uptake of our product, and rely on a well-defined and carefully executed intellectual property strategy in order to position AD04 with long-term, defensible, competitive advantages. Execution of this strategy may include seeking grant funding and funding from partners and collaborators when available on terms we believe to be favorable to us, and on which there is no guarantee will be available. In collaboration with our CRO, we are working to adapt the implementation of our strategy in response to the ongoing coronavirus pandemic.

Our near-term strategy includes:

●	Obtaining regulatory approval for our lead product in the United States and Europe. We intend to commence Phase 3 clinical trials for the treatment of AUD. The first Phase 3 trial is planned for conduct in Scandinavia and Central and Eastern Europe, where the genetic prevalence of the target genotypes appears to be higher. If our initial Phase 3 clinical trial is successful, we expect to conduct a second, and possibly a third, Phase 3 clinical trial in the same areas but with additional clinical sites in the United States and Western Europe.

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

●

Maximizing commercial opportunity for our technology. AD04 targets large markets with significant unmet medical need. We intend to develop an extended release, once-a-day formulation of AD04 to enhance compliance and market appeal

●	Managing our business with efficiency and discipline. We believe we have efficiently utilized our capital and human resources to develop and acquire our product candidate and programs and create a broad intellectual property portfolio. We operate cross-functionally and are led by an experienced management team with backgrounds in developing product candidates. We use project management techniques to assist us in making disciplined strategic program decisions and to attempt to limit the risk profile of our product pipeline.

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

Ondansetron was first approved by the FDA in 1991 as a solution for injection. Subsequent approvals were obtained for oral tablets in dosage forms and an oral solution. It is marketed as Zofran ® and is also available in generic formulations, and it has been used widely for the approved indications – prevention of nausea and vomiting associated with certain cancer chemotherapies and radiotherapies and for the prevention of postoperative nausea or vomiting — at adult doses of 8–24 mg/day with manageable side effects.

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

Recently Initiated Phase 3 Clinical Program

The FDA has indicated that we can proceed with a single-arm, two-cell Phase 3 clinical trial design for the testing of AD04 as a treatment for AUD in patients that are genotype positive when tested against the AD04 genetic panel using our companion diagnostic test (i.e., a negative genetic test result will be an exclusion criterion). The initial Phase 3 trial is planned to be conducted in 294 patients in Scandinavia and Central and Eastern Europe where the prevalence of genotype positive people appears to be higher than in the U.S. and Western Europe. In January 2020 we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD. In December 2019, we announced that we had submitted Clinical Trial Applications (CTAs) to commence our first Phase 3 clinical trial in Finland, Estonia, Latvia, Poland, Bulgaria, and Croatia and in October 2019, we announced submission of a clinical trial application with the Swedish Medical products Agency to commence our Phase 3 clinical trial.

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

License with University of Virginia Patent Foundation

In January 2011, we entered into an exclusive, worldwide license agreement with UVA LVG for rights to make, use or sell licensed products in the United States based upon the patents and patent applications made and held by UVA LVG (the “UVA LVG License”). Three patent and patent application families are included in the UVA LVG License, with patents issued in over 40 countries, including, without limitation, in the U.S., Europe and Eurasia. The licensed patents and patent applications currently include the below listed U.S. patents and patent application and any divisional patents, continuation patents and foreign equivalents.

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

As consideration for the rights granted in the license agreement, we are obligated to pay UVA LVG yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, upon commencement of the license we issued to UVA LVG Class A Units (which was equal to four percent (4%) of our equity on the date of issuance) as a license issue. We are obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii)a $20,000 milestone payments that as originally due upon dosing the first patient under a Phase 3 human clinical trial of a licensed product but has been paid in full, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product or the partnering of the licensed or sale of our company, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; and (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had we sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. The license agreement, as amended on December 14, 2017 and further amended on December 18, 2019 and December 31, 2019 sets forth specific milestones completion deadlines including using commercially reasonable efforts to submit an NDA by December 31, 2024 and commence commercialization of an FDA approved product by December 31, 2025. The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if we breach our obligations thereunder, including failing to make any milestone, or failing to use commercially reasonable efforts to submit an NDA or commence commercialization within the date specified above, failing to make other required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, we will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including agreements to indemnify UVA LVG for any liabilities arising out of or related to the licensee’s exercise of its rights under the license agreement, making the license grant subject to the Bayh-Dole Act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

The term of the license continues until the expiration, abandonment or invalidation of the licensed patents, and following any such expiration, abandonment or invalidation will continue in perpetuity on a royalty-free, fully paid basis.

The UVA LVG currently has a policy under which up to 35% of the payments made to the UVA LVG under a license may be distributed to inventor of the licensed technology, therefor the Chairman of the Board in his capacity as inventor of the patents licensed by us from the UVA LVG may be eligible to receive such payments from the UVA LVG.

PEPCO MSA

On July 5, 2019, we entered into a Master Services Agreement (the “MSA”) and attached statement of work (the “SOW”) with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during our upcoming Phase 3 clinical trial using AD04, for the treatment of alcohol use disorder. Specifically, PEPCO is engaged in the business of training and certifying clinical investigators in the administration of Brief Behavioral Compliance Enhancement Treatment (“BBCET”). PEPCO is owned by Dr. Bankole Johnson, our Chief Medical Officer, and currently our largest stockholder. We may terminate the MSA at any time upon ten (10) days prior written notice to PEPCO. Unless otherwise indicated in our notice of termination, Work (as defined in the MSA) under any statement of work in progress at the time of the delivery of notice of termination shall continue as if the applicable statement of work had not been terminated, and the terms hereof shall continue to apply to such work. We may also terminate the MSA for cause due to PEPCO’s failure to perform its obligations thereunder upon three (3) days prior written notice to PEPCO; provided, however, the Company may terminate the MSA immediately in the event of PEPCO’s violation, or threatened violation, of certain provisions contained therein.

The statement of work under the MSA will terminate upon the completion the final study report for the Trial and delivery of the final report by PEPCO on the supervision and monitoring of the BBCET, including, without limitation, data reports. Notwithstanding the forgoing, the statement of work may be terminated by us upon written notice to PEPCO.

It is anticipated that the compensation to be paid to PEPCO for services under the MSA will be approximately $300,000, of which subject to approval of the Nasdaq Capital Market shares of our common stock having a value equal to twenty percent (20%) of the fees due thereunder (the “Company Shares”) will be issued to Dr. Johnson as a consultant under the 2017 Equity Incentive Plan.

On December 12, 2019, we entered into an Amendment (the “Amendment”) to the SOW. We have paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 estimated to be paid under the SOW. The Amendment provided us with a 20% discount on the remaining services to be provided under the SOW and fixed the price of any remaining services under the SOW to be a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of Phase 3 clinical trial provided that payment be made no later than December 13, 2019, which payment was made.

In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of our common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of our common stock, as currently owned by him, until after January 1, 2021.

Protection from Generic Competition

Since our inception, we have focused on taking action primarily through the filing of patents geared toward ensuring AD04 will have market exclusivity for at least 10 years after it is launched with particular focus on the U.S. and Europe. Ondansetron, the active pharmaceutical ingredient (“API”) of AD04 was granted FDA approval as Zofran ® for the treatment of post-operative and post-chemotherapy nausea and emesis in January 1991 and is now commercially available in generic form at doses from more than 12 times the AD04 dose to over 70 times the AD04 dose with the highest doses being administered intravenously (“i.v.”), which provides almost twice the drug exposure levels as oral dosing. With generic ondansetron available, the following threats have been addressed: (i) the potential use of currently available ondansetron products (i.e., Zofran ®) “off-label”, and (ii) the potential manufacturing and launching of a generic version AD04 by a competitor.

Limited Threat of “Off-label” Use of Zofran ®

The lowest doses of Zofran ® tablets (and its generic equivalents) on the market are a 4 mg and 8 mg tablet as compared to AD04, which is currently formulated as a 0.33 mg tablet (12.2 times less than the 4 mg tablet). Thus, in order for a patient to use tablets already on the market and get the AD04 dose, a patient would have to cut the 4 mg tablet into 12 parts (or the 8 mg tablet into 24 parts), which we do not believe is reasonably possible; and, even with precise sectioning into 12 pieces, the dose may still not be accurate because tablets at the Zofran ® dose have not been manufactured to ensure uniformity of distribution of the active ingredient across the tablet. Therefore, we believe that the risk of a large number of patients attempting to cut the currently marketed tablet to achieve the AD04 dose to be extremely low.

Since we do not believe that Zofran ® tablets can be used as a substitute for AD04, the main question related to the potential for off-label use of the current products for treating addictions then becomes whether doctors and patients will believe it is possible to use the currently available, higher doses of ondansetron to treat addictions, including AUD. We believe doctors are extremely unlikely to prescribe currently available high dose versions of ondansetron and that any such prescribing that dose will likely be limited and immaterial to the sales of AD04 for two reasons — (1) we believe the high doses are unlikely to be efficacious as a treatment for AUD, and (2) we believe the high doses would likely raise significant safety concerns.

1.	Lack of Efficacy. The high doses of ondansetron found in Zofran ® have been tested in clinical trials for treating AUD and have not shown efficacy against AUD (Sellers, et. al. 1994). At best, existing trial results do not suggest that the high Zofran®-level doses of ondansetron currently on the market and approved for nausea and emesis will be effective.

2.	Safety Concerns. While high-dose ondansetron is safe and tolerable at the doses on the market if administered acutely (i.e., dosed for a few hours i.v. or a few days orally) as is done for post-operative and post-chemotherapy nausea and emesis, the drug is known to have cardiovascular side effects at higher doses, and results from clinical studies suggest that high doses of ondansetron may affect the electrical activity of the heart. In fact, the FDA withdrew approval of the 32 mg i.v. Zofran ® product that was previously on the market. As part of the FDA’s on-going safety review of currently available ondansetron doses, the FDA has stated that: “Ondansetron at currently marketed levels may increase the risk of developing prolongation of the QT interval of the electrocardiogram, which can lead to an abnormal or potentially fatal heart rhythm.” There are also several recent lawsuits claiming that Zofran ® used for off label for morning sickness causes birth defects. Thus, if the currently available high-dose ondansetron was used chronically as would be needed for treating addiction there could potentially be significant safety concerns without additional clinical studies related to the chronic dosing of currently available ondansetron. At the lower dose of ondansetron in AD04, our product is almost as low as one one-hundredth of the dose of i.v. ondansetron that was removed from the market. The FDA has stated that we can commence chronic dosing of patients with AD04 without any further safety or non-clinical studies.

Therefore, we do not expect physicians to prescribe current ondansetron doses for currently unapproved use for treating AUD because there is no evidence those doses would work for treating AUD and there may be safety concerns associated with the chronic administration of currently available doses.

There is also a liquid, pediatric formulation of Zofran ® on the market. It is offered in a 50 mL bottle that is available for a little over $100 online and would provide a 2-month supply of AD04 if dosed at the 0.4 mL required to achieve the 0.33 mg AD04 dose. Our risk assessment is that, though it would be possible to use the liquid formulation for administering a dose of ondansetron equivalent to AD04, it is not expected to be a practice that would materially impact the sales of AD04, and the risk from the liquid formulation is low for the following reasons:

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

A competitor could sell a dose equal to that of AD04 and avoid our licensed patents if they conduct a Phase 3 program using the AD04 dose to treat a different label indication and achieved successful results and approval. We do not know of any clinical development programs of ondansetron underway at this time and so consider this risk to be negligible.

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

Enacted in 2016, the 21 st Century Cures Act (the “Cures Act”), in part, revises the drug and device review and approval processes at the FDA. The Cures Act, which was signed into law on December 13, 2016, among other things, requires the manufacturer of an investigational drug for a serious disease or condition to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

Our principal executive offices are located at 1180 Seminole Trail, Suite 495, Charlottesville VA 22901, and our telephone number is (434) 422-9800. Our website address is www.adialpharma.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only.

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

Employees

As of the date of this Annual Report on Form 10-K, we have four employees, of which three are full-time employees and one is a part-time employee. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

Risks Relating to our Company

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2019, we had an accumulated deficit of approximately $20.6 million and as of December 31, 2018, we had an accumulated deficit of approximately $12.0 million (both net of reclassification of its accumulated deficit prior to reincorporation of approximately $10.7 million to additional paid in capital on reincorporation).

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2024 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

The Company and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have suffered recurring losses from operations based on our development plans and our operating requirements. These conditions, among others, considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the accompanying financial statements. Although the funds raised as a result of the completion of our IPO, the receipt of proceeds from the exercise of warrants, and completion of a follow on financing have sustained our operations through 2019, based on our current development plans and operating requirements, we project that, without additional funding we will have fully expended our funds in the fourth quarter of 2020. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

If we do not succeed in raising additional funds from grants or from other sources on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. If we receive certain grants to which we have applied and which are applicable to our trial expenses, we believe our cash on hand and the grant funds will be sufficient to reach the database lock expectations within our ongoing Phase 3 trial. However, if we do not receive the grant, we will need to raise additional funds to complete our ongoing Phase 3 trial. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

Cash and cash equivalents at the date of this annual report on form 10-K will not be sufficient to fund our operations for the next twelve months, given current expectations. We will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for additional phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Our prospects are significantly dependent upon the UVA LVG License. The UVA LVG License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that covers AD04, our lead and currently only product candidate. If we breach the terms of the UVA LVG License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and completion of deadlines, including, submitting an NDA by December 31, 2024 and commencing commercialization of an FDA approved product by December 31, 2025, or other factors, including but not limited to, the failure to comply with material terms of the Agreement, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition.

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

All of our future product candidates, as well as AD04, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need at least two Phase 3 trials (including the Phase 3 trial we plan to conduct in Scandinavia and Central and Eastern Europe) and one or more supportive clinical studies to gain approval in either the U.S. or Europe for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with completion of our initial phase three trials, a second, confirmatory trial, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant, and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

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

Ondansetron, the active pharmaceutical ingredient (“API”) of our current drug treatment, was granted FDA approval as Zofran® in January 1991 and is approved in many foreign markets. Ondansetron is commercially available in generic form, but not available: (i) at the formulation/dosage levels expected to be marketed by us, or (ii) with a requirement to use a diagnostic biomarker, as we expect to be the case with AD04. Although ondansetron has been approved to treat nausea and emesis it has not been approved to treat AUD and it has not been approved for daily long-term use as planned by us. Clinical testing to date of ondansetron at the higher doses used to treat nausea/emesis have not shown effectiveness in treating AUD or any other addictive disorder; however, if a third party conducted a Phase 3 clinical program and showed success treating AUD at those doses, we could not prevent such third party from marketing ondansetron for AUD at those doses.

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

Coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including countries in Europe which we have planned or active clinical trial sites. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the outbreak of the coronavirus (“COVID-19”) could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

While there exists a large body of evidence supporting the safety of our primary API, ondansetron, under short-term use, there are currently no long-term use clinical safety data available.

We intend to market our products, particularly AD04, for long-term use by patients seeking to reduce their number of days of heavy drinking, and we assume future sales volumes reflecting such extended use.

Studies of Zofran ® conducted as part of its FDA and other regulatory agencies review process found that the drug is well-tolerated and results in few adverse side effects at dosages almost 100 times the dosage expected to be formulated in AD04. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron for long-term use. We expect the FDA will require us to provide safety data in at least 100 patients for 12 months and can offer no assurances that safety results of these long term use studies will lead to any subsequent approval for long-term use. There can be no assurance that long-term usage of ondansetron, at dosages anticipated by us, will be safe. Though the FDA has stated it will not require additional non-clinical testing nor will it require a QT interval prolongation clinical study, such statements by the FDA are not legally binding on the agency.

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

Global health crises may adversely affect our planned operations.

The conduct of our ongoing phase 3 trial could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our ongoing trial. Such events could result in the complete or partial closure of one or more of our critical vendors. In addition, an outbreak near our clinical trial site locations would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. Also, public health authorities in the jurisdictions in which our trial is taking place may take steps that would result in significant delay in our trial activities.

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

Use of our product candidate will require pre-treatment screening. Our strategy for AD04 aims to integrate pre-treatment screening into the drug label, effectively creating a patient-specific or “precision” treatment into one integrated therapeutic offering. Our ability to generate revenue will depend upon the availability of adequate coverage and reimbursement for our tests from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Health care providers that order diagnostic services generally expect that those diagnostic services are covered and reimbursed by third-party payors for all or part of the costs and fees associated with the diagnostic tests they order. If such diagnostic tests are not covered and reimbursed then their patients may be responsible for the entire cost of the test, which can be substantial. Therefore, health care providers generally do not order tests that are not covered and reimbursed by third-party payors in order to avoid subjecting their patients to such financial liability. The existence of adequate coverage and reimbursement for the procedures performed by us by government and private insurance plans is central to the acceptance of our product candidate. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring health care expenditures, and anti-fraud initiatives. In addition, the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, has taken the position that the algorithm portion of multi-analyst algorithmic assays, or MAAAs, is not a clinical laboratory test and is therefore not reimbursable under the Medicare program. Although this position is only applicable to tests with a CMS determined national payment amount, it is possible that the local MACs, who make coverage and payment determinations for tests such as ours may adopt this policy and reduce payment for such test. If that were to happen, reimbursement for our pre-screening tests would be uncertain. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to clinical laboratories, physicians, outpatient centers and/or hospitals. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for us and coverage and the amount of reimbursement under those polices is uncertain. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for MyPRS® or may make no payment at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the health care industry in the United States has experienced a general trend toward cost containment as government and private insurers seek to control health care costs through various mechanisms, including imposing limitations on payment rates and negotiating reduced contract rates with service providers, among other things. Therefore, we cannot be certain that our services will be reimbursed at a level that is sufficient to meet our costs.

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

Certain of our officers are currently working for our company on a part-time basis and we expect that they will continue to do so. Our employment agreement with our Chief Financial Officer/Chief Operating Officer provides that he will devote 50% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements. Our consulting agreement with our Chief Medical Officer provides that he will devote 75% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements.

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

Risks Related to Our Securities and Investing in Our Securities

Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 41% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 14.2%, 11.2%, 12.7%, and 6.3%, respectively, of our common stock. As a result, our directors currently do and after this offering will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and outstanding warrants could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Pursuant to our 2017 equity incentive plan, which became effective on the business day prior to the public trading date of our common stock, our management is authorized to grant equity awards to our employees, officers, directors and consultants.

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which was increased to 3,500,000 at our 2019 Annual Stockholders Meeting, and of which of which 434,627 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2019, we had outstanding (i) warrants to purchase 6,669,274 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $5.38), and (ii) options to purchase 1,661,466 shares of common stock at a weighted average exercise price of $3.38 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

If we issue preferred stock with superior rights than our common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue 5,000,000 shares of preferred stock in series. The issuance of any preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of our common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights and rights to elect directors. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock.

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

Our shares of common stock are listed for trading on The Nasdaq Capital Market under the symbol “ADIL” and our warrants issued in connection with our initial public offering are listed for trading on The Nasdaq Capital Market under the symbol “ADILW.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock or warrants. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common stock and warrants would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Capital Market, minimum bid price requirement or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

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

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenue of $1.07 billion or more (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on 36 • actual receipt of an improper benefit or profit in money, property, or services; or • active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated. which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer.” We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of Sarbanes-Oxley requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations, and cause investors to lose confidence in our reported financial information. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act, for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on or prior to the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the commencement, enrollment or results of the planned clinical trials of AD04 or any future clinical trials we may conduct, or changes in the development status of AD04 or any product candidates;

●	any delay in our regulatory filings for our product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in clinical trials;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidate;

●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning our manufacturers;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;

●	our failure to commercialize AD04;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of AD04;

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	our ability to successfully treat additional types of indications or at different stages;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock and declines in the market prices of stocks generally;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our or our licensee’s technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

In addition, the stock market in general, and The Nasdaq Capital Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Since the stock price of our common stock has fluctuated in the past, has recently been volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

Our cash requirements may vary from those now planned depending upon numerous factors, including the result of future research and development activities. We will require additional funds in the future to complete our clinical trials of AD04. There are no other commitments by any person for future financing. Though we believe a successful Phase 3 trial will be a significant value creation event for us, our securities may be offered to other investors at a price lower than the price per share on The Nasdaq Capital Market, or upon terms which may be deemed more favorable than offered previously. In addition, the issuance of securities in any future financing using our securities may dilute an investor’s equity ownership. Moreover, we may issue derivative securities, including options and/or warrants, from time to time, to procure qualified personnel or for other business reasons. The issuance of any such derivative securities, which is at the discretion of our board of directors, may further dilute the equity ownership of our stockholders. No assurance can be given as to our ability to procure additional financing, if required, and on terms deemed favorable to us. To the extent additional capital is required and cannot be raised successfully, we may then have to limit our then current operations and/or may have to curtail certain, if not all, of our business objectives and plans.

Fluctuations in the international currency markets may significantly impact the cost of our planned Phase 3 trial.

Many of the costs associated with our planned Phase 3 trial, presently expected to require approximately $8.8 million to complete, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

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

Our Certificate of Incorporation and our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation and our bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. We believe that the exclusive forum provision may not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We believe that to the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, we believe that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, employees, control persons, underwriters, or agents, which may discourage lawsuits against us and our directors, employees, control persons, underwriters, or agents. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

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

The warrants that we have issued are speculative in nature.

The warrants that we have issued do not confer any rights of common stock ownership on their holders except as otherwise provided in the warrants. Specifically, commencing on the date of issuance, holders of the warrants may exercise their right to acquire the common stock and pay the exercise price to acquire the warrants. There can be no assurance that the market value of the warrants will equal or exceed their public offering price. In the event our common stock price does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

Holders of the warrants will have no rights as a common stockholder except as otherwise provided in the warrants until they acquire our common stock.

Until holders of warrants acquire shares of our common stock upon exercise of their warrants, they will have no rights with respect to shares of our common stock issuable upon exercise of their warrant except as otherwise provided in the warrant. Upon exercise of a warrant, a holder will be entitled to exercise the rights of a common stockholder as to the security exercised only as to matters for which the record date occurs after the exercise.

There is no established market for the warrants issued in our follow-on offering and those issued prior to our initial public offering.

There is no established trading market for the warrants issued in our follow-on offering and those issued prior to our initial public offering and we do not expect a market to develop. We have not applied for the listing of such warrants on any national securities exchange or other trading market. Without an active trading market, the liquidity of the warrants will be limited.

Provisions of the warrants issued in our public offerings could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our certificate of incorporation, our bylaws, certain provisions of the warrants offered in our public offerings could make it more difficult or expensive for a third party to acquire us. The warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the warrants. These and other provisions of the warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On March 1, 2020, we entered into a sublease with Purnovate, LLC, a related party, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400. The lease is terminable on thirty (30) days notice.

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

On October 9, 2018, we entered into a license and membership agreement with Jelly Works X Zero-Ten, LLC for membership in a coworking space and use of an office located at 307A Kamani Street, Honolulu, HI 96813. We agreed to pay a monthly fee of $1,152 for membership and use of these facilities, committing to do so for a term of one year. The agreement is not a lease and does not create a tenancy relationship. At the end of this period, the agreement reverted to a month-to-month rental of a dedicated desk space, without office, for a monthly fee of $393 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On July 27, 2018, our common stock and our warrants issued in connection with our July 2018 initial public offering began trading on The Nasdaq Capital Market under the symbols “ADIL” and “ADILW,” respectively. Prior to our initial public offering, no public trades occurred in our common stock or warrants. The closing price of our common stock and warrants on the Nasdaq Capital Market on March 19, 2020 was $1.21 and $0.13, respectively.

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

Holders of Common Stock and Warrants

As of March 20, 2020, there were an estimated 126 holders of record of our common stock and 40 holders of record of our warrants issued in connection with our initial public offering. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

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

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2019 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC or as disclosed below:

During 2019, 61,005 unregistered shares of common stock were issued as a result of the exercise of warrants to purchase 61,005 shares of common stock at an exercise price of $0.005 per share for cash payments of $328.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2019.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2019 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,521,780	$3.17	1,625,033
Equity compensation plans not approved by security holders	–	NA	NA
Total	1,521,780	$3.17	1,625,033

*	Excludes 139,686 options issued prior to adoption of the Equity Compensation Plan and 353,187 shares of common stock issued under the Equity Compensation Plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan is 1,750,000 shares, which was increased to 3,500,000 at our 2019 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate of 2,600,935 shares of our common stock and have issued 464,438 shares of common stock under the 2017 equity incentive plan, leaving up to 434,627 shares issuable under the 2017 equity incentive plan.

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

Overview

We are a clinical-stage biopharmaceutical company currently focused on the development of a therapeutic agent for the treatment of alcohol use disorder (“AUD”) using our lead investigational new drug product, AD04, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”). The active ingredient in AD04 is ondansetron, which is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. We have commenced a Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol. We are also exploring expanding or portfolio in the field of addiction.

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d.b.a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with patents issued in over 40 jurisdictions, including three issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that supports our Phase 3 clinical trial. Our therapeutic agent was the product candidate used in a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients. In this Phase 2b clinical trial, ultra-low dose ondansetron, the active pharmaceutical agent in AD04, patients with the target genotypes showed a statistically significant difference between ondansetron and placebo for both the primary endpoint and secondary endpoint, which were reduction in severity of drinking measured in drinks per drinking day (1.71 drinks/drinking day; p=0.0042), and reduction in frequency of drinking measured in days of abstinence/no drinking (11.56%; p=0.0352), respectively. Additionally, and importantly, the Phase 2b results showed a significant decrease in the percentage of heavy drinking days (11.08%; p=0.0445) with a “heavy drinking day” defined as a day with four (4) or more alcoholic drinks for women or five (5) or more alcoholic drinks for men consumed in the same day.

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

We have devoted substantially all of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Annual Report on Form 10-K, we have funded our operations primarily through the private placement of debt and equity securities and most recently, our initial public offering and follow-on offering.

We have incurred net losses in each year since our inception, including net losses of approximately $8.6 million and $11.6 million for the years ended December 31, 2019 and 2018. We had accumulated deficits of approximately $20.6 million and $12.0 million as of December 31, 2019 and 2018, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents from the proceeds received in our initial public offering and follow-on offering will be sufficient to fund our operations for the next twelve months from the filing of these financial statements, because we have incurred various expenses related to adding personnel and other corporate resources, and we expect that we will need additional funding to complete our first Phase 3 clinical trial. We have applied for a number of non-dilutive grants for which we believe we are well-qualified, one of which would be useable to partially fund our initial Phase 3 clinical trial and with which we would be able to reach database lock within this clinical trial. However, if we do not receive this grant funding, it will be necessary to find other sources of funding, including potentially dilutive funding, in order to reach database lock and fully complete our initial Phase 3 trial. Additionally, if our trial activities are significantly delayed due to the coronovirus pandemic, it would be necessary to raise additional funding to reach database lock, even with receipt of the grants to which we have already applied. We also anticipate the need for at least a second Phase 3 clinical trial, and possibly a third, in order to receive FDA approval for commercialization of AD04 for the treatment of AUD. Our cash on hand at December 31, 2019, will not be sufficient to complete the current Phase 3 trial or the additional trials, and we will need to obtain additional funding through grants and future equity sales.

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

We estimate the total cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to be approximately $8.8 million, of which approximately $1.8 million has already been incurred or been pre-paid, leaving approximately $7.0 million in direct trial expenses that we will be required to pay in the future, of which $6.0 we expect to come from our cash on hand that was derived from our subsequent public offering, anticipated grant funding, and subsequent warrant exercises to fund a portion of the initial Phase 3 clinical trial. While this leaves approximately $1.0 million needed from future financings to pay costs associated with our initial Phase 3 clinical trial, we currently estimate that we will be able to complete the trial to the point of achieving database lock with cash in hand and proceeds of the grants for which we have applied. If we do not receive the grants for which have applied, for which we believe we are well-qualified, then it will be necessary for us to raise a minimum of $2.2 million in additional funds by October of 2020 in order complete the trial to the point of reaching database lock. There is no assurance that such funds could be raised by that time on acceptable terms. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash in hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

●	the progress and cost of our research and development activities;

●	the number and scope of our research and development programs;

●	the progress and cost of our preclinical and clinical development activities;

●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

●	our ability to achieve our milestones under licensing arrangements;

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;

●	the costs and timing of regulatory approvals; and

●	changes in the value of the Euro relative to the US Dollar.

Additional funds are expected to be raised through grants, partnerships with other pharmaceutical companies or through additional debt or equity financings. We expect the second Phase 3 Trial to cost approximately $20 million, such estimate subject to the factors stated above.

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

2019 Financing Developments

On February 22, 2019, we closed our follow on firm commitment underwritten public offering (the “Offering”), pursuant to which we raised approximately $8.2 million, after deducting underwriting discounts and commissions and estimated Offering expenses and we sold 2,845,000 shares of common stock and warrants to purchase 2,133,750 shares of common stock (inclusive of 370,000 shares of its common stock and warrants to purchase 277,500 shares of common stock pursuant to the over-allotment option). The combined public offering price was $3.25 per share of common stock and accompanying warrant.

The warrants are exercisable upon issuance at a price of $4.0625 per share of common stock, subject to adjustment in certain circumstances, and will expire on February 26, 2024. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and, at any time a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise. If a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holder may, in its sole discretion, elect to exercise the warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant. Except as otherwise provided in the warrants or by virtue of such holder’s ownership of shares of common stock, the holder of a warrant does not have the rights or privileges of a holder of our common stock, including any voting rights, until the holder exercises the warrant.

Recent Developments

In October 2019, we announced completion of final packaging of AD04 for the treatment of AUD for use in our planned Phase 3 clinical trial of AD04.

In October 2019, we announced submission of a clinical trial application with the Swedish Medical products Agency to commence our Phase 3 clinical trial.

In December 2019, we announced that we had submitted Clinical Trial Applications (CTAs) to commence our first Phase 3 clinical trial in Finland, Estonia, Latvia, Poland, Bulgaria, and Croatia.

 In December 2019, we received a Notice of Allowance for the issuance of a patent by the United States Patent and Trademark Office (USPTO), titled: “Serotonin Transporter Gene and Treatment of Alcoholism.” This patent, which builds upon previous issued patents for patients with the LL/TT genotype, addresses a method of treating AUD in patients with a specific genetic biomarker in the serotonin transporter gene by administering AD04 to patients with the TT genotype.

In December 2019, we announced completion of our genetic biomarker rests for our planned Phase 3 clinical trial.

In January 2020, we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

Results of operations for the years ended December 31, 2019 and 2018 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2019	2018	(Decrease)
Research and development expenses	$3,966,000	368,000	3,598,000
General and administrative expenses	4,279,000	6,619,000	(2,340,000)
Total Operating Expenses	8,245,000	6,987,000	1,258,000

Loss From Operations	(8,245,000)	(6,987,000)	(1,258,000)

Interest income	95,000	7,000	88,000
Warrant Modification Expense	(442,000)	–	(442,000)
Loss on debt extinguishments	–	(3,485,000)	3,485,000
Interest and financing charges	–	(1,167,000)	1,167,000
Total other income (expenses)	(347,000)	(4,645,000)	4,298,000

Net Loss	(8,592,000)	(11,632,000)	3,040,000

Research and development (“R&D”) expenses

Research and development is crucial to the our development. Our research and development expenses were $3,966,000 and $368,000 for the years ended December 31, 2019 and 2018, respectively, representing 48.1% and 5.3% of our total operating expenses for the years ended December 31, 2019 and 2018, respectively.

R&D expenses increased by approximately $3,598,000 (978%) during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was largely attributable to the ramp up of major clinical activity in preparation to begin our phase three trial, including the hiring of R&D personnel, contracting of consultants, and research management and support vendors, including $585,000 in CRO direct expenses.

General and administrative expenses

General and administrative expenses decreased by approximately $2,340,000 (35%) during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change was largely attributable to added G&A personnel costs, added legal expense, the implementation of director compensation, and increased equity compensation expense, offset by the one time nature of several major expenses associated with the Company’s IPO in 2018, including equity issuances to employees and consultants which totaled approximately $4,898,000. Absent such issuances, G&A expenses would have increased by approximately $2,558,000 (149%) versus 2018 G&A expenses of approximately $1,721,000.

Other income (expenses)

Other expense decreased by approximately $4,298,000 (93%) during the year ended December 31, 2019. The decrease was attributable to a substantial decrease in financing costs, of which there were substantial one time interest and debt extinguishment charges totaling approximately $4,652,000 associated with completion of the IPO in 2018, this was partially offset by a one time warrant modification expense of approximately $442,000 that was incurred in 2019.

Liquidity and capital resources

Overview

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our compound, if approved. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, as well as other equity financings and the issuance of debt securities prior to that. On July 31, 2018, we closed our initial public offering whereby we sold 1,464,000 units, each unit consisting of one share of common stock, par value $0.001 per share, and one warrant to purchase one share of common stock, at a public offering price of $5.00 per unit, before underwriting discounts and expenses. The aggregate net proceeds received by us from the offering were $6.3 million net of underwriter’s fees and expenses. Approximately $633,000 of these proceeds were used for cash repayment of debt securities.

On February 25, 2019, we closed our follow on public offering described above, pursuant to which we raised approximately $8.2 million net of underwriting discounts and commissions and estimated offering expenses.

As of December 31, 2019, we had approximately $6,777,000 in cash and cash equivalents and $7,134,000 of working capital, compared to approximately $3,869,000 in cash and cash equivalents and $4,435,000 of working capital as of December 31, 2018.

Our current cash and cash equivalents of approximately $6.8 million at December 31, 2019, are not expected to be sufficient to fund operations for the twelve months from the date of this form 10-K, based our current projections. However, we have applied for grants with the a number of federal agencies totaling approximately $5.5 million of which $2.5 million would be usable to partially fund our Phase 3 trial and of which we expect to defray $2.0 of currently planned trial expenses, and, although not yet received or guaranteed, we expect, assuming we receive the anticipated grant funding, to use approximately $8.5 million in cash during the next twelve months and to be able to reach database lock and fund the current business plan into the first quarter of 2021. Should the anticipated grant funding not be received, we would exhaust our cash by October of 2020 if no changes are made to our anticipated cash expenditures, and it would be necessary to raise at least $2.2 million by that time in order to reach database lock, including through potentially dilutive means. There is no assurance that such funds could be raised by that time on acceptable terms. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means.

We will also require additional financing as we continue to execute our overall business strategy, including an estimated $20 million for a second phase three trial. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, our future liquidity requirements will be funded through the incurrence of indebtedness, additional equity financings or a combination. In addition, we may raise additional funds through grants and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2019	2018
Provided by (used in)
Operating activities	$(6,339,000)	$(2,498,000)
Financing activities	9,247,000	6,349,000
Net increase (decrease) in cash and cash equivalents	$2,908,000	$3,851,000

Net cash used in operating activities

Net cash provided by operating activities consists primarily of net loss adjusted for certain non-cash items (including amortization, change in fair value of derivative liability, profits interest compensation and amortization of debt discount), and the effect of changes in working capital and other activities. Our net loss decreased by $3,039,000 year over year due to a decrease in equity compensation of $3,766,000.

Net cash provided by financing activities

Net cash provided by financing activities during the year ended December 31, 2018 primarily consists of capital raising activities through debt and equity financing. Net cash provided by financing activities increased $2,898,000 during the year ended December 31, 2019, and was primarily attributable to the increased net proceeds of the follow-on offering and warrant exercises compared to the IPO.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

Critical accounting policies and estimates

The preparation of the financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, our expected liquidity needs and expected future cash positions, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to prepaid research and development, accruals associated with third party providers supporting clinical trials, realization of income tax assets, as well as the, fair value of stock based compensation to employees and service providers. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our financial statements as they occur. While our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

R&D Expenses

Accrual of expenses associated with our clinical trial are dependent on our own judgement, as well as the judgment of our contractors and subcontractors in their reporting of information to us. Occurrence of certain fees to our CRO, clinical trial sites, and subcontractors are tied to events, for which the determination of likelihood requires considerable judgment both on our part and on the part of our contractors.

Fair Value of Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash, accounts payable and accrued liabilities, and, prior to our initial public offering, debt instruments and derivative liabilities.

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

The three levels of valuation hierarchy are defined as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of December 31, 2019, the significant inputs to our derivative liabilities recorded at fair value were considered level 3 inputs.

Stock Based Compensation

We estimate the fair value of options and stock warrants granted using the Black Scholes Merton model. We estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of equity-based compensation expense is recognized. If the award is deemed probable of being earned, related equity-based compensation expense is recorded. The fair value of an award ultimately expected to vest is recognized as an expense, net of forfeitures, over the requisite service periods in our statements of operations, which is generally the vesting period of the award.

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

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●	Expected volatility — We determine the expected price volatility based on the historical volatilities of our peer group as we do not have a sufficient trading history for our units. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate — The risk free rate was determined based on yields of U.S. Treasury Bonds of comparable terms.

●	Expected dividend yield — We have not previously issued dividends and do not anticipate paying dividends in the foreseeable future. Therefore, we used a dividend rate of zero based on our expectation of additional dividends.

●	Expected term —The expected term of the options was estimated using the simplified method.

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

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have no history of being able to generate a profit, and no certainty as to our ability to do so in the future.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2, the Company has an accumulated deficit of $20.6 million as of December 31, 2019 and has suffered recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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
East Hanover, New Jersey
March 20, 2020

ADIAL PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,777,052	$3,869,043
Prepaid research and development	536,916	505,960
Prepaid expenses and other current assets	359,499	317,547
Total Current Assets	7,673,467	4,692,550

Intangible assets, net	6,170	6,735
Total Other Assets	6,170	6,735

Total Assets	$7,679,637	$4,699,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$190,204	$99,671
Accrued expenses	348,847	158,303
Total Current Liabilities	539,051	257,974

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2019 and 2018	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 10,368,352 and 6,862,499 shares issued and outstanding at December 31, 2019 and 2018, respectively	10,368	6,863
Additional paid in capital	27,757,017	16,469,818
Accumulated deficit	(20,626,799)	(12,035,370)
Total Stockholders’ Equity	7,140,586	4,441,311

Total Liabilities and Stockholders’ Equity	$7,679,637	$4,699,285

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Operating Expenses:
Research and development	$3,965,543	$368,459
General and administrative	4,279,357	6,618,763
Total Operating Expenses	8,244,900	6,987,222

Loss From Operations	(8,244,900)	(6,987,222)

Other Income (Expense)
Interest income	95,234	7,392
Loss on debt extinguishments	—	(3,484,502)
Warrant modification expense	(441,763)
Interest and financing charges	—	(1,167,046)
Total other income (expense)	(346,529)	(4,644,156)

Loss Before Provision For Income Taxes	(8,591,429)	(11,631,378)
Benefit from income taxes	—	—

Net Loss	$(8,591,429)	$(11,631,378)

Net loss per share, basic and diluted	$(0.87)	$(2.44)

Weighted average shares, basic and diluted	9,852,486	4,759,363

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	3,268,005	$3,268	$(596,829)	$(403,992)	$(997,553)
Stock-based compensation - stock granted for Performance Bonus Plan cancellation	292,309	292	1,461,253	—	1,461,545
Stock-based compensation - stock and warrants granted on IPO	388,860	389	3,436,017	—	3,436,406
Stock-based compensation - stock option expense	—	—	251,903	—	251,903
Stock-based compensation - stock issuances to consultants	118,750	119	218,381	—	218,500
Senior Note Beneficial Conversion Feature	—	—	52,050	—	52,050
Warrants issued with senior note	—	—	222,950	—	222,950
Sale of Common Stock & Warrants	1,464,000	1,464	7,320,242	—	7,321,706
IPO Issuance Cost	—	—	(1,053,774)	—	(1,053,774)
Stock and warrants issued in connection with debt settlements	442,220	442	4,131,956	—	4,132,398
Conversion of convertible notes on upon IPO	700,855	701	544,606	—	545,307
Conversion of June 2018 Senior Note	162,500	163	324,837	—	325,000
Exercise of warrants	25,000	25	156,226	—	156,251
Net loss	—	—	—	(11,631,378)	(11,631,378)
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311
Stock-based compensation	—	—	1,078,573	—	1,078,573
Stock-based compensation - common stock issued for services	234,437	234	523,511	—	523,745
Warrant modification expense	—	—	441,763	—	441,763
Sale of Common Stock & Warrants	2,845,000	2,845	9,243,404	—	9,246,249
Offering Issuance Cost	—	—	(1,050,576)	—	(1,050,576)
Exercise of warrants	426,416	426	1,050,524	—	1,050,950
Net loss	—	—	—	(8,591,429)	(8,591,429)
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,591,429)	$(11,631,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,602,318	5,368,354
Non-cash interest expense	—	776,214
Non-cash warrant modification expense	441,763
Amortization of intangible assets	565	563
Amortization of debt discounts	—	352,673
Loss on debt extinguishments	—	3,484,502
Changes in operating assets and liabilities:
Prepaid research and development	(30,956)	(505,960)
Prepaid expenses and other current assets	(41,952)	(308,547)
Accounts payable	90,533	(190,544)
Accrued expenses	190,544	155,736
Net cash used in operating activities	(6,338,614)	(2,498,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	8,195,673	6,267,932
Proceeds from Senior Note	—	275,000
Proceeds from Senior Secured Notes, including related party	—	410,000
Repayment of Senior Secured Bridge Note	—	(150,000)
Repayment of Senior Secured Notes, including related party	—	(510,000)
Repayment of Senior Secured Bridge Note	—	(100,000)
Proceeds from warrant exercise	1,050,950	156,250
Net cash provided by financing activities	9,246,623	6,349,182

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,908,009	3,850,795

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	3,869,043	18,248

CASH AND CASH EQUIVALENTS-END OF YEAR	$6,777,052	$3,869,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$38,160
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants for financing costs classified as debt discount	$—	$222,950
Beneficial conversion discount on convertible notes payable	$—	$52,050
Exchange of Subordinated notes in the amount of $115,639 for Senior secured notes	$—	$100,000
Stock and warrants issued per terms of June 2018 notes and FirstFire note	$—	$3,747,207
Stock and warrants issued for MVA agreement	$—	$385,191
Stock and warrants issued for conversion of convertible notes	$—	$545,307
Stock issued on conversion of June 2018 note	$—	$325,000

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

The Company has commenced its first Phase 3 clinical trial of its lead compound AD04 (“AD04”) for the treatment of alcohol use disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of alcohol use disorder rather than the previously required abstinence-based endpoints. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as opioid use disorder, obesity, smoking, and other drug addictions.

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

2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity, Going Concern and Other Uncertainties

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has not generated any revenues. The Company had an accumulated deficit of approximately $20.6 million and $12.0 million as of December 31, 2019 and 2018, respectively, and had incurred net losses of approximately $8.6 million and $11.6 million, for the years then ended. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company believes that the existing cash and equivalents will not be sufficient to fund operations for at least the next twelve months following the filing of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The cash and equivalents as of the financial statement filing date are expected to fund operations into the fourth quarter of 2020, and the Company estimates that such funds will not support the current Phase 3 clinical trial to database lock, which is the endpoint of clinical activities for our current trial. The Company has applied for grants that could be used for the current Phase 3 clinical trial which, if received, is expected to fund the Company to database lock and into the first quarter of 2021. Also, if our trial activities are significantly delayed due to the coronavirus pandemic (See Note 12 - Subsequent Events), we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding. The Company’s ultimate liquidity requirements will depend upon a number of factors, including, but not limited to, clinical trial costs, the time required to complete planned trials, and the use of cash in pursuit of non-dilutive funding sources and the success or failure of such pursuit.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its current and subsequent clinical trial requirements for its lead compound, AD04. Management can provide no assurance that such financing or strategic relationships will be available on acceptable terms, or at all.  Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Generally, this industry subjects the Company to a number of other risks and uncertainties that can affect its operating results and financial condition. Such factors include, but are not limited to: the timing, costs and results of clinical trials and other development activities versus expectations; the ability to obtain regulatory approval to market product candidates; the ability to manufacture products successfully; competition from products sold or being developed by other companies; the price of, and demand for, Company products once approved; the ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products. The Company also faces the current risk that the continuing coronavirus outbreak may delay, for an unforeseeable period, the conduct of our trial. Any such delay would affect our liquidity needs and ability to continue as a going concern. (See Note 12 - Subsequent Events.)

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

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, derivative liabilities, accruals associated with third party providers supporting clinical trials, contingent liabilities and income tax asset realization. In particular, accrual of expenses associated with our clinical trial are dependent on the our own judgement, as well as the judgment of our contractors and subcontractors in their reporting of information to us. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2019 and 2018 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect. “Penny warrants” were not excluded from calculation of outstanding shares for purposes of basic earnings per share.

The total number of potentially dilutive common shares that were excluded at December 31, 2019 and 2018 was as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2019	2018
Warrants to purchase Common Shares	6,595,631	5,054,759
Common Shares issuable on exercise of options	1,661,466	243,182
Total potentially dilutive Common Shares excluded	8,257,097	5,297,941

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2019, the Company held a balance in a checking account that exceeded federally insured limits by approximately $0.4 million and held approximately $6.1 million in non-FDIC insured cash equivalent investments. At December 31, 2018 the Company held a balance in a checking account that exceeded federally insured limits by approximately $3.4 million.

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

Research and Development

Research and development costs are charged to expense as incurred and include direct trial expenses such as fees due to contract research organizations, consultants which support our research and development endeavors, the acquisition of technology rights without an alternative use, and compensation and benefits of clinical research and development personnel. Certain of research and development costs, in particular fees to contract research organizations (“CROs”), are structured as milestone payments, payments due on the occurrence of certain key events. Where such milestone payments is greater than the payments earned through the provision of such services, the Company recognizes such payments as prepaid assets, which are recorded as expense as such services are incurred.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and non-employees in conformity with the provisions of ASC 718, Compensation - Stock Based Compensation (“ASC 718”). The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company estimates the fair value of options granted using the Black Scholes Merton model. The Company estimates when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of equity-based compensation expense is recognized. If the award is deemed probable of being earned, related equity-based compensation expense is recorded. The fair value of an award ultimately expected to vest is recognized as an expense, net of forfeitures, over the requisite service, which is generally the vesting period of the award.

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

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●	Expected volatility — Management determined the expected price volatility based on the historical volatilities of peer group companies as the Company does not have a sufficient trading history. Industry peers consist of several public companies in the bio-tech industry similar in size, stage of life cycle, and capital structure. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

●	Risk-free interest rate — The risk free rate was determined based on yields of U.S. Treasury Bonds of comparable terms.

●	Expected dividend yield — The Company has not previously issued dividends and do not anticipate paying dividends in the foreseeable future. Therefore, we used a dividend rate of zero based on our expectation of additional dividends.

●	Expected term —The expected term of the options was estimated using the simplified method.

Common shares issued to third parties for services provided are valued based on the fair value of the Company’s common shares as determined by the market closing price of a share of our common stock on the date of the Commitment to make the issuance.

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

A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition and measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are included in income tax expense.

Fair Value of Financial Instruments and Fair Value Measurements

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, derivative liabilities, accruals associated with third party providers supporting clinical trials, contingent liabilities and income tax liability. Authoritative literature establishes a three-level valuation hierarchy for disclosures of fair value measurements and disclosure. The carrying amounts reported in the balance sheets for current liabilities, convertible notes, Senior Notes, Senior Secured Bridge Notes, and Subordinated Notes are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of all other financial liabilities at cost approximates fair value.

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

Adoption of Recent Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard resulted in the Company recognizing a right-of-use asset representing rights to use the underlying asset for the lease term with an offsetting lease liability for any leases. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The Company early adopted ASU 2016-02 effective January 1, 2019. There was no material impact on the Company’s financial statements as a result of adopting this guidance. The Company recognized no right-of-use assets or corresponding liabilities as a result of adopting this guidance, since, at the time the guidance was adopted, the Company was not party to any leases that had a term of more than 12 months at the time of agreement. In addition, as defined by ASC 842 the Company tested its service contracts for embedded leases. For an asset to be considered as a lease in the contract the asset must meet the following criteria: (1) the asset must be explicitly or implicitly specified in the contract; (2) the asset must be physically distinct; and (3) the supplier does not have a substantive substitution right. Once an asset is determined to be an embedded lease it is then tested to determine if it is an operating or financing lease. Embedded leases are determined to be operating leases if the contractual term is less than 75% of the estimated economic life, the allocated cash flows are less than 90% of the fair market value to purchase these assets, there is no purchase option (bargain or otherwise), there is no transfer of ownership at the end, and the assets are not so customized to the Company’s needs that they could not be reworked to use for another customer. The Company did not recognize any embedded leases in its examination of its current service contracts.

Stock Compensation — In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. There was no material effect on the financial statements as a result of the early adoption of ASU 2018-07.

Recent Accounting Pronouncements

Fair Value — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 amends guidance concerning disclosure of transfers between the Levels 1, 2, and 3 for the fair value hierarchy used to disclose the fair value of financial instruments. ASU 2018-13 also adds additional requirements that reporting entities disclose unrealized gains or losses in the value of financial instruments as a result of changes to recurring fair Level 3 fair value measurements and the range and weighted averages of significant unobservable inputs used to develop fair value measurements. The amendments in ASU 2018-13 are effective for all entities required under existing GAAP to disclose fair value measurements, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019.

3 — INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following:

	Useful life	December 31, 2019	December 31, 2018
Trademarks and Copyrights	20 years	$11,300	$11,300
Less: Accumulated amortization		(5,130)	(4,565)
Intangible Assets, net		$6,170	$6,735

Amortization of trademarks and copyrights amounted to $565 and $563 the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the future remaining amortization periods for trademarks and copyrights are approximately 12 years.

4 — ACCRUED EXPENSES

Accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
Accrued employee compensation	$263,914	$132,341
Consulting services	68,056	25,962
Clinical Research Organization services and expenses	16,877	-
Total accrued liabilities	$348,847	$158,303

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

After amending the Senior Secured Bridge Note and extending its terms on October 23, 2017 and November 20, 2017, the Company executed an agreement to settle in full the outstanding Senior Secured Bridge Note on February 22, 2018. Under the terms of this agreement, the Company paid $150,000 at time of execution of the settlement and was to pay an additional cash payment of $100,000 at the Next Financing, as defined. In addition, at such time the Next Financing closed, the Company agreed to issue to the holder (i) warrants to purchase a number of shares of the Company’s common stock equal to $325,000 divided by the price per share of the Next Financing; and (ii) a number of shares of the Company’s common stock equal to $50,000 divided by the price per unit of the Next Financing. The warrants were to have an exercise price equal to the price per share of the Next Financing and a term of two years.

On July 31, 2018, on completion of the IPO and as required under the terms of the settlement agreement, the Company made a cash payment of $100,000 and issued 10,020 shares of common stock and warrants to purchase 65,130 shares of common stock at an exercise price of $4.99 per share. The net loss on extinguishment was $97,593. Interest expense on the Senior Secured Note in the year ended December 31, 2018 was $24,431.

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

Additionally, upon the consummation by the Company of any debt or equity financing in the amount of $2 million or more (the “Next Financing”), the Company agreed to issue to the holders (i) warrants to purchase the securities offered in the Next Financing, such aggregate number of securities to be equal to 400% of the aggregate principal amount of the Secured Notes divided by the price per security of the Next Financing; and (ii) an aggregate number of the securities offered equal to 400% of the of the aggregate principal amount of the Secured Notes divided by the price per security of the Next Financing Secured Notes. The warrants issued have an exercise price equal to the price per security of the Next Financing and a term of five years.

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

On July 31, 2018, upon the consummation of the IPO and as required by the terms of the Secured Notes, the principal and interest outstanding of the Secured Notes was paid in full and 408,000 units (376,000 units to related parties), each unit consisting each of a share of common stock and a warrant to purchase of a share of common stock at an exercise price of $6.25 per share and 408,000 Unit Warrants (376,000 Unit Warrants to related parties) were issued. The loss on extinguishment of the Secured Notes was $3,399,902. For the year ended December 31, 2018, interest and financing charges on the Secured Notes was $548,229.

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

On December 19, 2018, the holder of the June 2018 Senior Note elected to convert the entire outstanding principal of $325,000 into shares of common stock at the conversion price of $2.00 per share, as a result of which the Company issued to the holder 162,500 shares of common stock. At the time of conversion, the amortization of the remaining discounts to the June 2018 Senior Note was accelerated and recognized an interest expense of $186,397. For the year ended December 31, 2018, interest expense on the June 2018 Senior Note was $325,000, including the expense recognized on conversion referred to above.

6 — SUBORDINATED NOTES — RELATED PARTIES

On November 20, 2017, the Company issued subordinated notes (the “Subordinated Notes”), subordinate to the Senior Secured Bridge Note, to certain insiders, including Directors and a Consultant, (the “Subordinated Holders”) in the aggregate principal amount of $115,000, of which $100,000 was received as proceeds and $15,000 was recorded as original issue discount. In addition, upon repayment, the Subordinated Holders were to receive warrants to purchase shares of the Company’s common stock in the amount equal to the principal of the Subordinated Notes and at an exercise price per share equal to 100% of the IPO price. On February 22, 2018, the Subordinated Notes were settled in full, including unpaid interest and warrant issuance obligations, for newly issued Senior Secured Notes in the principal amount of $100,000. As a result, the Company realized a gain of $12,241 and no stock or warrants were issued. For the years ended December 31, 2018, interest expense on the notes was $4,637.

7 — CONVERTIBLE NOTES — RELATED PARTIES

In September and December, 2016, the Company issued convertible notes (the “2016 Convertible Notes”) with an outstanding unsecured principal amount of $235,000 to its members, including Directors and Officers. The principal and interest was originally due in 2029, and the 2016 Convertible Notes bore interest at a rate of 15% per annum.

The 2016 Convertible Notes were to automatically convert to common stock in the event the Company issued and sold either common or preferred stock of $2,000,000 or more. The conversion price would be either one third the price offered during the financing round that triggers the conversion, or the price obtained by dividing $2,000,000 by the Company’s fully-diluted capitalization at the time of the financing round that triggers the conversion (the “Conversion Cap Price”), whichever were lower. Upon maturity of the 2016 Convertible Notes, the holder might elect to convert the 2016 Convertible Notes into common stock as if a sale of the Company had occurred on the maturity date.

On July 31, 2018, as a result of the IPO and as required under the terms of the 2016 Convertible Notes, the outstanding principal and accrued interest on the 2016 Convertible Notes was converted at the Conversion Cap Price to 700,854 shares of common stock and 700,845 warrants to purchase shares of common stock at an exercise price of $6.25 per share (395,118 shares of common stock and 395,118 warrants to purchase shares of common stock). At the time of the conversion, the Company recognized a de minimus net gain on extinguishment of $752. The total interest expense on these notes in the year ended December 31, 2018 was $264,749.

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

On January 29, 2018, the Company entered a Medical Translations services agreement with Medico-Trans Company, LLC (“MTC”), a company under the control of the Chairman of the Board, whereby MTC agreed to perform $67,304 in medical translation services, to be paid on occurrence of a qualified financing of $2,000,000 or more; or, in the event that a qualified financing had not taken place by February 10, 2018, for installment payments of $22,000 on February 10, 2018, $22,000 on March 10, 2018, and the remaining balance on April 10, 2018, and to issue to MTC on consummation of a qualified financing a number of shares of common stock equal to $201,911 divided by the price per share of the qualified financing. The Company made $68,540 in payments to MTC, paying the entire balance and accrued interest thereon. Of these payments, $51,540 were in cash, and the remaining $17,000 payment was converted to the principal balance of a Secured Note (see Note 5). On consummation of the IPO, MTC was issued 40,463 shares of common stock, as required under the terms it the agreement.

On January 29, 2018, the CEO made a payment of $21,000 to Kilburn & Strode, a patent firm, on behalf of the Company for expenses relating to validation of Adial patents, and for which he submitted an expense report. On March 1, 2018 the expense report payable was converted to the principal balance of a Senior Note (see Note 5).

On February 22, 2018, the Company executed a Backstop Commitment Agreement (“BCA”) with MVA 151 Investors, LLC (“MVA”), a company controlled by Company Director Kevin Schuyler, pursuant to which MVA agreed to guarantee the purchase of up to $242,000 (“the Backstop Amount”) in the principal amount of Secured Notes then offered for subscription and unsubscribed on March 1, 2018 (the “Backstop Commitment”). In consideration of this backstop commitment, at such time as the Company completed the Next Financing, as defined, the Company agreed to issue MVA (i) warrants to purchase a number of shares of the Company’s common stock equal to 150% of the Backstop Amount divided by the price per share of the Next Financing and (ii) a number of units of Company common stock equal to 50% of the Backstop Amount divided by the price per share of the Next Financing. The warrants are to have an exercise price equal to the price per share of the Next Financing and a term of five years. On March 1, MVA invested $92,000 in Secured Notes as a result of the BCA, this amount being the $242,000 backstop amount less $150,000 in additional subscriptions received between February 22, 2018 and March 1, 2018. This investment fully satisfied the Backstop Commitment and left MVA with no further associated obligation to invest. At the time of the IPO, the Company issued MVA 151 Investors 24,200 shares of common stock, 24,200 warrants to purchase a share of common stock at an exercise price of $6.25, and 72,600 warrants to purchase a unit (each unit consisting of a share of common stock and a warrant to purchase a share of common stock at an exercise price of $6.25) at an exercise price of $5.00 per unit. The total cost of the issuances made as a result of the backstop agreement was $385,181, included in the net loss recognized on the Senior Secured Notes (see Note 5).

On April 25, 2016, the Company entered into a Consulting Agreement with a consultant, who now serves as the Company’s Chief Operating Officer and Chief Financial Officer, at a compensation rate of $2,000 per month, adjusted to $3,200 per month in December 31, 2017. This consultant was to be awarded 0.5% of a transaction, as defined by and under the terms of the Company’s PBP, but was issued 44,636 shares of common stock on retirement of the plan in 2018 (see Note 11). For the years ended December 31, 2018, total fees charged by this consultant were $25,600. Effective July 25, 2018, this consultant was employed as COO/CFO under the terms of an employment agreement (see Note 11) that superseded the consulting agreement.

Related parties that participated in the July 31, 2018 initial public offering included: (i) William Stilley, the CEO, who purchased 80,000 units consisting of 80,000 shares of common stock and warrants to purchase 80,000 shares of common stock at an exercise price of $6.25 per share; (ii) Kevin Schuyler, Vice Chairman of the Board of Directors and Lead Independent Director, who purchased 90,000 units consisting of 90,000 shares of common stock and warrants to purchase 90,000 shares of common stock at an exercise price of $6.25 per; (iii) James Newman, a Director, who purchased 10,000 units, consisting of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share, personally and 10,000 units, consisting of 10,000 shares of common stock and warrants to purchase 10,000 shares of common stock at an exercise price of $6.25 per share though a Roth IRA for his benefit; (iv) Bankole Johnson, Chairman, who purchased 1,400 units consisting of 1,400 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share; (v) Keller Enterprises LLC, an affiliate of Robertson Gilliland, a Director, which purchased 14,000 units consisting of 14,000 shares of common stock and warrants to purchase 14,000 shares of common stock at an exercise price of $6.25 per share; (vi) Bankole Johnson, Chairman, who purchased 1,400 units consisting of 1,400 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share; (vii) Tony Goodman, a Director, who purchased 7,000 units consisting of 7,000 shares of common stock and warrants to purchase 1,400 shares of common stock at an exercise price of $6.25 per share.

See Notes 5,6,7, and 11 for related party debt transactions and Note 11 for related party vendor and consulting agreements.

9 — SHAREHOLDERS’ EQUITY

Equity Issuances/Repurchases

On April 1, 2018, the Company issued 292,309 shares of common stock to Company officers and a director in compensation for termination, by mutual agreement of the Performance Bonus Plan. At the time of this issuance, the company recognized an stock-based compensation expense of $1,461,545.

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

On July 31, 2018 the Company issued 700,855 shares of common stock as part of units to holders of the 2016 Convertible Notes upon conversion of the 2016 Convertible Notes at consummation of the IPO, resulting in $545,307 recorded in equity upon conversion.

On July 31, 2018, the Company issued 388,860 shares of common stock and 444,608 warrants to consultants, employees, and contractors on consummation of the IPO, which resulted in stock-based compensation expenses of $3,436,406.

On July 31, 2018, the Company issued 442,220 shares of common stock, 480,600 warrants in units and 497,330 warrants in common stock resulting in $4,132,398 recorded in equity due to stock and warrants issuances in connection with debt settlements.

On November 26, 2018, the Company issued 100,000 shares of common stock to a consultant at the market price of $1.66 per share for a total cost of $166,000.

On December 15, 2018, the Company issued 18,750 shares of common stock to a consultant at the market price of $2.80 per share for a total cost of $52,500.

On December 26, 2018, the Company issued 25,000 shares of common stock on exercise of 25,000 previously issued tradeable warrants for the warrant exercise price of $6.25 per share, for a total cash receipt of $156,250.

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

During the year ended December 31, 2019, 93,100 previously-registered shares of common stock were issued as a result of the exercise of tradeable warrants to purchase 93,100 shares of common stock at an exercise price of $6.25 per share for cash payments of $581,875 and 61,005 unregistered shares of common stock were issued as a result of the exercise of at an exercise price of $0.005 per share for cash payments of $325.

During the year ended December 31, 2019, the Company issued 184,437 shares of common stock to consultants for services rendered at a total cost of $440,745.

Stock Options

The following table provides the activity in options for the respective periods:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2017	174,282	9.50	5.70	4.84
Issued	68,900	10.00	$2.80	$2.21
Outstanding December 31, 2018	243,182	8.93	$4.88	$4.09
Issued	1,452,880	10.00	3.19	2.21
Cancelled	(34,596)	8.35	5.70	4.23
Outstanding December 31, 2019	1,661,466	9.14	3.38	2.38
Outstanding December 31, 2019, vested and exercisable	488,573	8.30	$3.66	$2.73

At December 31, 2019, the intrinsic value totals of the outstanding options were $83,845.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Fair Value per Share	$1.45-3.39	$2.80
Expected Term	1.46-5.75 years	6.5 years
Expected Dividend	$0	$0
Expected Volatility	97.37-101.09%	95.77%
Risk free rate	2.32-2.51%	2.79%

Compensation expense associated with issuance of options was recognized using the straight-line method over the requisite service period. During the years ended December 31, 2019 and 2018, total stock-based compensation expense from the options issued was $1,078,573 and $251,903, respectively, which were classified as research and development and general and administrative expense as presented in the table below. As of December 31, 2019, $2,544,283 in further compensation expense resulting from issued options remained to be recognized over a weighted average remaining service period of 1.64 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31
	2019	2018
Research and development options expense	355,229	52,452
Total research and development expenses	355,229	52,452
General and administrative options expense	723,344	199,451
Stock granted for Performance Bonus Plan Cancellation	–	1,461,545
Stock and warrants granted in IPO	–	3,436,406
Stock issued to consultants	523,745	218,500
Total general and administrative expenses	1,247,089	5,315,902
Total stock-based compensation expense	$1,602,318	$5,368,354

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2017	482,555	11.20	5.51	1.38
Issued	4,547,204	5.00	5.82	0.00
Exercised	(25,000)	4.59	6.25	0.06
Outstanding December 31, 2018	5,054,759	5.07	$5.72	$0.61
Issued	2,133,750	5.00	4.06	0.00
Exercised	(519,235)	4.17	4.07	1.32
Outstanding December 31, 2019	6,669,274	4.23	$5.38	0.03

During the year ended December 31, 2019, warrants to purchase 93,100 shares of common stock with an exercise price of $6.25 per share of common stock were exercised for $581,875, warrants to purchase 125,000 shares of common stock with an exercise price of $3.75 per share of common stock were exercised for $468,750, 61,005 warrants to purchase 61,005 shares of common stock with an exercise price of $0.005 per share of common stock were exercised for $325, and 240,130 warrants were exercised on a cashless basis for the issue of 147,311 shares of common stock. The total received in exercise fees for exercise of warrants was $1,050,950, resulting in the issue of a total of 426,416 shares of common stock, of which 405,830 shares of common stock were unregistered at the time of issuance.

2017 Equity Incentive Plan

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan is 1,750,000 shares. On August 16, by a vote of the shareholders, the number of shares issuable under the plan was increased to 3,500,000. At December 31, 2019, we had issued 353,187 shares and options to purchase an aggregate of 1,521,780 shares of our common stock under the 2017 equity incentive plan.

10 — INCOME TAXES

Background

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

The Company’s tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The annual effective tax rate is estimated to be a combined 27% for the U.S. federal and state statutory tax rates for the years ended December 31, 2019 and 2018. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2019 and 2018, there were no tax contingencies or unrecognized tax positions recorded.

Rate Reconciliation

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year ended December 31,
	2019	2018
Computed “expected” tax benefit	$(1,804,200)	(2,442,589)
Increase (reduction) in income taxes resulting from:
State Tax, net of federal	(225,900)	(697,883)
Stock Compensation and Warrant Modification	372,190	—
Miscellaneous	17,572	—
Non-deductible finance charges and loss on debt extinguishment	—	1,255,918
Change in the valuation allowance	1,640,338	1,884,554
Total income tax expense/(benefit)	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets as of December 31, 2019 and 2018, respectively, are as follows:

Deferred Tax Assets (rounded)

	Total	Total	Deferred Tax Asset
	2019	2018	2019	2018
Net operating loss carry-forward	14,120,000	7,132,000	3,635,000	1,926,000
Stock based compensation	—	252,000	—	68,000
Intangible Assets	(1,000)	—	(0)	—
Less: valuation allowance	(14,119,000)	(7,384,000)	(3,635,000)	(1,994,000)
Total	$—	$—	$—	$—

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $14.1 million at December 31, 2019, that is potentially available to offset future taxable income. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based on the above criteria, the Company believes that it is more likely than not that the remaining deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $3.6 million against the net deferred tax asset that is not realizable.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by Federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2019, open years related to the Federal and state jurisdictions are 2018 & 2017. Since the Company was not a taxable entity prior to reincorporation, examination of returns for years prior to 2017 will not result in changes to tax liability or benefit.

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

The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if the Company breaches its obligations thereunder, including failing to make any milestone, failure to make required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, the Company will be obligated to pay all amounts that accrued prior to such termination.

The term of the license continues until the expiration, abandonment or invalidation of all licensed patents and patent applications, and following any such expiration, abandonment or invalidation will continue in perpetuity on a royalty-free, fully paid basis.

The Company executed an amendment, dated December 14, 2017, which changed the dates by which the Company, using commercially reasonable efforts, was to achieve the goals of submitting a New Drug Application to the FDA for a licensed product to December 31, 2024 (from December 31, 2023) and commencing commercialization of an FDA approved product by December 31, 2025 (from December 31, 2024). If the Company were to fail to use commercially reasonable effort and fail to meet either goal, the licensor would have the right to terminate the license.

The Company executed a further amendment to the license agreement, dated December 18, 2018, changing the date at which the Company must have initiated a Phase 3 trial to December 31, 2019.

On December 31, 2019, the Company executed a further amendment to the license agreement which, among other things, removed in its entirety the diligence milestone to initiate a Phase 3 clinical trial by December 31, 2019. Furthermore, the Company agreed to pay upon execution of the Amendment the diligence milestone payment of $20,000 that had been due upon initiation of a Phase 3 clinical trial. In addition, the Company agreed to use and will continue to use best efforts to dose a first patient with a Licensed Product (as defined in the License Agreement) in a Phase 3 clinical trial on or before March 31, 2020.

In the year ended December 31, 2019, the Company recognized a $40,000 minimum license royalty expense and $20,000 in milestone payment expense under this agreement.

Clinical Research Organization (CRO)

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. The MSA or a service agreement under it may be terminated by the Company, without penalty, on fourteen days written notice. On June 28, 2019, the Company and Crown Executed a change order to Service Agreement 1 increasing Crown’s fee from $3,321,292 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.1225 as of December 31, 2019, as are all other Euro-denominated amounts below) to $3,557,085 (€3,168,895) and rescheduling future milestone payments as shown below.

On November 21, 2018, the Company made the prepayment under the agreement, at a cost of $505,960, after exchange to US dollars at the rate then prevailing. The fees are to be paid as milestones are reached on the following schedule. On September 30, 2019, the Company received an invoice for the 10% milestone payment associated with the first submission of a trial application to a national regulatory authority, which event the Company acknowledged as having occurred. At the exchange rates then prevailing this invoice was recorded as a prepaid expense of $294,124. At December 31, 2019, the remaining future milestone payments are shown in the table below.

Milestone Event	Percent Milestone Fees	Amount
First site initiation visit	10%	$303,005
First patient in	10%	$303,005
30% patients randomized	10%	$303,005
50% sites initiated	10%	$303,005
60% patients randomized	10%	$303,005
100% sites initiated	10%	$303,005
100% of patients randomized	10%	$303,005
90% of case report form pages monitored	5%	$151,503
PE analysis	5%	$151,503
Database is locked	10%	$303,005

Service Agreement 1 also estimates approximately $2.4 million (€ 2,172,000) in pass-through costs, mostly fees to clinical investigators and sites, which will be billed as incurred. In the event that the MSA or Service Order are terminated, the Crown’s actual costs up the date of termination will be payable by the Company, but any unrealized milestones shall not be.

During the year ended December 31, 2019, the Company recognized $585,451 in direct expenses associated with the Service Agreement 1, classified as R&D expense, leaving a $214,633 prepaid expense asset.

Lease Commitments

On October 9, 2018, the Company entered into a license and membership agreement with Jelly Works X Zero-Ten, LLC for membership in a coworking space and use of an office located at 307A Kamani Street, Honolulu, HI 96813. The Company agreed to pay a monthly fee of $1,152 for membership and use of these facilities, committing to do so for a term of one year. At the end of this period, the agreement reverted to a month-to-month rental of a dedicated desk space, without office, for a monthly fee of $393 per month. In the year ended December 31, 2019, the Company rent expense associated with this agreement was approximately $12,304.

On December 19, 2018, the Company entered into an office service agreement with the University of Virginia Foundation for the use of an office and a workstation located at 1001 Research Park Boulevard, Suite 100, Charlottesville, VA 22911. The Company agreed to pay a fee of $1,150 per month for use of these facilities. The agreement is on a month-to-month basis. For the year ended December 31, 2019, the Company rent expense associated with this agreement, including continuing month-to-month payments after the expiration of the agreement, was approximately $12,650.

For an additional sublease, see Note 12.

Performance Bonus Plan

In 2015, the Company adopted a performance bonus plan (“PBP”) to provide incentive for Company personnel, which was modified on January 25, 2016 and April 15, 2017. Under the PBP, 5.25% of the first $14.7 million of a strategic transaction (one or more transactions that provide funds to the Company and/or its members that enable the commencement of the clinical development of AD04) will be set aside for Company’s personnel with 1.25% of funds to be awarded to the Chairman of the Board and the remainder to be awarded at the CEO’s discretion, with no more than 3.15% payout to the CEO of the Company. The maximum bonus amount to be paid out of the PBP was $771,750.

On April 1, 2018, the Company retired the PBP by mutual agreement with the participating directors and officers, Bankole Johnson, William Stilley, and Joseph Truluck, the PBP. In consideration of their agreement to retire the PBP, the respective directors and officers were issued 292,309 shares of common stock, which resulted in an expense of approximately $1.5 million in the year ended December 31, 2018.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) continues unaffected. The total expense to the company under this agreement was $676,664 in the year ended December 31, 2019.

On July 5, 2019, the Company entered into a Master Services Agreement (the “MSA”) and attached statement of work with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during the Company’s upcoming Phase 3 clinical trial. PEPCO is owned by a related party, Dr. Bankole Johnson, the Company’s Chief Medical Officer, and currently the largest stockholder in the Company. It is anticipated that the compensation to be paid to PEPCO for services under the MSA will total approximately $300,000, of which shares of the Company’s common stock having a value equal to twenty percent (20%) of this total can be issued to Dr. Johnson in lieu of cash payment. In the year ended December 31, 2019, the Company had recognized expenses of $39,064 under the terms of this agreement.

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining services and to fix the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. As of December 31, 2019, the Company had recognized $39,064 in expenses associated with this vendor agreement.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.4 million in future cash.

 Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At December 31, 2019 and 2018, the Company did not have any pending legal actions.

12 — SUBSEQUENT EVENTS

On February 1, 2020, Crown CRO informed the Company that the first site initiation visit (“SIV”) of a study site had been completed and, under the terms of the MSA and Work Order, invoiced the second milestone payment of €269,938, recognized as a prepaid expense asset of $299,496 at the exchange rates prevailing on the date of invoice.

On February 3, 2020 the Company entered into an agreement with Lyon Capital, LLC for participation in an investor conference and other investor relations services. In compensation for these services, the Company issued Lyons Capital, LLC 30,000 shares of common stock with a market value of $1.76 per share for a total cost of $52,800, recognized as equity compensation expense.

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which our CEO has a 35% financial interest for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400.

On March 3, 2020, the Compensation Committee of Board of Directors of the Company awarded the Company’s executive officers, William B. Stilley, Chief Executive Officer, and Joseph Truluck, Chief Financial Officer, performance bonuses for 2019, partially paid in common stock of the Company to preserve cash, of $42,000 and $21,000 in cash, respectively, and 54,167 and 27,084 shares of the Company’s common stock, respectively, which shares are subject to a six-month contractual restriction on sale. In addition, the Committee granted to each of Mr. Stilley and Mr. Truluck an option to purchase 460,000 and 200,000 shares the Company’s common stock, respectively. Additional options awards to purchase 440,000 shares of the Company’s common stock were issued to our Directors and employees. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $1.44 per share. In addition, the Committee approved an amendment, to the Company’s employment agreement with Mr. Truluck to increase his annual base salary to $170,000.

As the situation with Covid-19 continues to evolve, the Company’s Phase 3 clinical trial could be materially and adversely affected by the risks, or the public perception of the risks, related to this pandemic. This pandemic or outbreak could result in the complete or partial closure of one or more of the Company’s clinical trial site locations, the CRO, and/or impact the trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near clinical trial site locations would likely impact the Company’s ability to recruit patients. These situations, or others associated with Covid-19, could cause delays in the Company’s current Phase 3 clinical trial and completion within the disclosed time periods and expected costs, all of which could have a material adverse effect on our business and its financial condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K have concluded that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls. and (iv) insufficient segregation of duties.

Limitations on the Effectiveness of Controls

We have not yet retained sufficient staff with appropriate experience in U.S. GAAP, especially of complex instruments and transactions, to devise and implement effective disclosure controls and procedures, or appropriate internal controls over financial reporting. We will be required to expend time and resources hiring and engaging additional staff with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business. However, we have engaged outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to support our efforts towards maintaining effective disclosure controls and procedures, or internal controls

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which will consist of William B. Stilley, III and Kevin Schuyler, whose term will expire at our annual meeting of stockholders to be held in 2022;

●	Class II, which will consist of Tony Goodman and Robertson H. Gilliland, whose terms will expire at our annual meeting of stockholders to be held in 2020; and

●	Class III, which will consist of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2021.

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

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
William B. Stilley, III, MBA	52	Chief Executive Officer, President and Director
Joseph Truluck, MBA	41	Chief Operating Officer and Chief Financial Officer
Bankole A. Johnson, DSc, MD	69	Chief Medical Officer
Robertson H. Gilliland, MBA	39	Director
Tony Goodman	55	Director
J. Kermit Anderson	60	Director, Chairman of the Board
James W. Newman, Jr.	76	Director
Kevin Schuyler, MBA, CFA	51	Director, Vice Chairman of the Board, Lead Independent Director

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

William B. Stilley, III, Chief Executive Officer, President and Director

William B. Stilley has served as our Chief Executive Officer since December 2010, our Secretary and Treasurer from April 2012 until October 2017 and a director since April 2011. In July 2018, Mr. Stilley was appointed to serve as a member of the board of directors of Avalon GloboCare Corp. (Nasdaq: AVCO), where he also serves as Chairman of the audit committee. Avalon GloboCare Corp. is a global intelligent biotech developer and healthcare service provider dedicated to promoting and empowering high impact, transformative cell -based /technologies and their clinical applications, as well as healthcare facility management. Prior to joining the Company from August 2008 until December 2010, Mr. Stilley was the Vice President, Business Development & Strategic Projects at Clinical Data, Inc. (Nasdaq: CLDA). At Clinical Data, Inc., Mr. Stilley worked on licensing and M&A transactions and was involved in management of Phase 3 clinical trials, production of Viibryd ® for initial commercial launch of the product, and sourcing drug product and drug substance for the Phase 3 clinical trials of the company’s vasodilator drug for myocardial stress imaging. From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC where he ran the internal operations of the company, including research and development, and all financing activity, until the sale of its principal assets were acquired by Clinical Data, Inc. in August 2008. Deals closed include, without limitation, financings, licenses or acquisition agreements with Johnson & Johnson, Novartis, Santen Pharmaceuticals, Epix Pharmaceuticals, CombinatoRx, ATEL Ventures, Medical Predictive Sciences Corporation, and Novartis Ventures. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps.

Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He has guest lectured at the Darden School of Business in two courses on the management of life science companies and serves on the board of directors of Virginia BIO, the statewide biotechnology organization. He also holds patents for Stedivaze®, which is currently in Phase 3 clinical development.

We selected Mr. Stilley to serve on our board of directors because he brings to the board extensive knowledge of the biotechnology industry. Having served in senior corporate positions in several biomedical companies, he has a vast knowledge of the industry and brings to the board significant executive leadership and operational experience as well as knowledge and experience of financing and M&A transactions. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies and his extensive knowledge financing and M&A will serve our company well in the future.

Joseph Truluck, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Joseph Truluck has served as our Chief Operating Officer since April 2017, our Chief Financial Officer since June 2017, our Treasurer and Secretary since October 2017, and from May 2016 until his appointment as our Chief Operating Officer, as our VP Operations and Finance. Since January 2013, Mr. Truluck has served as the VP Operations and Finance at Adenosine Therapeutics, LLC after the company reacquired its major drug development program. As VP Operations and Finance, at Adenosine Therapeutics, Mr. Truluck has overseen the operations of the business, including seeing to completion a project to merge and analyze two partially completed Phase 3 trials to constitute a single trial. From April 2005 to July 2009, Mr. Truluck served as the Operations Manager of Adenosine Therapeutics’ until its purchase in August 2008 by Clinical Data. After the purchase of Adenosine Therapeutics’ operations by Clinical Data, Mr. Truluck went on to gain an MBA from Tulane University with a concentration in Finance. In addition to his MBA at Tulane, Mr. Truluck earned an MA in Philosophy at the University of Virginia, with a thesis in the area of modal semantics.

Bankole A. Johnson, D.Sc., M.D., Chief Medical Officer

Bankole Johnson has served as our Chief Medical Officer since March 24, 2019. Dr. Johnson also served as the Chairman of our Board from November 2010 until March 24, 2019. Dr. Johnson is a world-leading neuroscientist and a pioneer in the development of medications for the treatment of alcohol abuse and is the inventor of all patents covering AD04. In August 2013, he was appointed Chairman of the Department of Psychiatry at the University of Maryland School of Medicine and also leads the Brain Science Research Consortium Unit at the University of Maryland, a position he held until March, 2019 to devote greater focus to his new duties with us. Previously, from 2004 until August 2013, he served as Alumni Professor and Chairman of the Department of Psychiatry and Neurobehavioral Sciences at the University of Virginia.

Dr. Johnson graduated in Medicine from Glasgow University in 1982 and trained in Psychiatry at the Royal London and Maudsley and Bethlem Royal Hospitals. Additional to his medical degree, he trained in research at the Institute of Psychiatry (University of London) and conducted studies in neuropsychopharmacology for his doctoral thesis (degree from Glasgow University) on the Medical Research Council unit at Oxford University. In 2004, Dr. Johnson earned his Doctor of Science degree in Medicine from Glasgow University — the highest degree that can be granted in science by a British university. His primary area of research expertise is the psychopharmacology of medications for treating addictions.

Dr. Johnson is a licensed physician and board-certified psychiatrist throughout Europe and in the U.S. He is the Principal Investigator on National Institutes of Health (NIH)-funded research studies utilizing neuroimaging, neuropharmacology, and molecular genetics techniques. Dr. Johnson’s clinical expertise is in the fields of addiction, biological, and forensic psychiatry. Honors include service on numerous NIH review and other committees including special panels.

Dr. Johnson was the 2001 recipient of the Dan Anderson Research Award for his “distinguished contribution as a researcher who has advanced the scientific knowledge of addiction recovery.” He received the Distinguished Senior Scholar of Distinction Award in 2002 from the National Medical Association. Dr. Johnson also was an inductee of the Texas Hall of Fame in 2003 for contributions to science, mathematics, and technology, and in 2006 he received the American Psychiatric Association’s (APA’s) Distinguished Psychiatrist Lecturer Award. In 2007, he was named as a Fellow in the Royal College of Psychiatrists, and in 2008 he was elected to the status of Distinguished Fellow of the APA. In 2009, he received the APA’s Solomon Carter Fuller Award, honoring an individual who has pioneered in an area that has benefited significantly the quality of life for Black people. In 2010, he was named as a Fellow in the American College of Neuropsychopharmacology. Dr. Johnson is Field Editor -in-Chief of Frontiers in Psychiatry, serves on the Editorial Board of The American Journal of Psychiatry, and reviews for over 30 journals in pharmacology, neuroscience, and the addictions. He has over 200 publications. Dr. Johnson also has edited three books: Drug Addiction and Its Treatment: Nexus of Neuroscience and Behavior, Handbook of Clinical Alcoholism Treatment, and Addiction Medicine: Science and Practice, one of the foremost reference textbooks in the field.

Dr. Johnson has served as a consultant to Johnson & Johnson (Ortho -McNeil Janssen Scientific Affairs, LLC), Transcept Pharmaceuticals, Inc., D&A Pharma, Organon, Adial Corporation, Psychological Education Publishing Company (PEPCo LLC), and Eli Lilly and Company. He also has served on the Extramural Advisory Board for NIAAA (2004-present ), the National Advisory Council for NIDA (2004-2007 ), the Medications Development Subcommittee of NIDA’s Advisory Council on Drug Abuse (2004-2007 ), and the Medications Development Scientific Advisory Board for NIDA (2005-2009 ). In addition, he has been the recipient of research grant support from both NIAAA and NIDA.

Robertson H. Gilliland, MBA, Director

Mr. Gilliland has served as a director since September 2014. Since July 2013, he has been a Principal at Keller Enterprises, LLC, a family office that invests and manages private capital. As a principal, Mr. Gilliland is responsible for sourcing, vetting and managing a variety of private direct investments and spearheading internal initiatives. Prior to joining Keller Enterprises, Mr. Gilliland attended business school beginning in 2011 and was previously a Director at the Brunswick Group, where he specialized in strategic communications and investor relations around mergers and acquisitions, including being an advisor on the Pfizer -Wyeth, Celgene-Pharmion, and Mylan -Merck KGaA Generic transactions. During his tenure at Brunswick, Mr. Gilliland worked on over 35 multi-billion dollar M&A transactions. He has his MBA from the University of Michigan’s Ross School of Business, where he graduated with honors.

We selected Mr. Gilliland to serve on our board of directors because he brings extensive knowledge of the financial markets. Mr. Gilliland’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

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

We selected Mr. Goodman to serve on our board of directors because he brings extensive knowledge of the addiction and pharmaceuticals industry and his significant strategic development experience. Mr. Goodman’s position at the NACD provides him with a broad understanding of the role of directors and corporate governance issues facing public companies.

J. Kermit Anderson, Director

J. Kermit Anderson has served as a director since February 2015. He has served as the VP and Chief Financial Officer at Cumberland Development Co. since 2007. Cumberland is a privately held company which evaluates and oversees investments in minerals exploration, life sciences, and real estate for a family office. Mr. Anderson has over forty years of experience in financial and development roles for a number of companies. He holds widely diversified experience in financial planning and reporting, accounting, forecasting, pricing, GAAP reporting and contract negotiations including benefits and compensation. His career is split almost equally between public and private companies including major sales and acquisitions. He has held various positions in energy businesses including Massey Energy, AMVEST and Cumberland Resources Corporation working on the sale of the companies for the last two roles. Mr. Anderson has worked extensively on startups for Massey and AMVEST including the move to a new business area with AMVEST. He received his BS -BA from West Virginia University in 1972.

We selected Mr. Anderson to serve on our board of directors because he brings extensive industry experience in corporate development and finance. His prior service with other public companies provides experience related to good corporate governance practices.

James W. Newman, Jr., Director

James W. Newman, Jr. has served as a director since September 2014. Since April 2013, he served as the Founder, Chairman, and President of Medical Predictive Science Corporation (“MPSC”), a medical device company that translates ICU research discoveries to the patient’s bedside and develops predictive technology that detects imminent, catastrophic illness. MPSC’s HeRO sold in over 20 countries and is a pioneering monitoring system for premature infants which detects early signs of distress commonly caused by infection and other potentially life -threatening illnesses. He has also served as part of the management team of Newman Company, a real estate company, since 1980, for which he still works and is the sole owner. In the mid -1990s he began making capital investments in several “start-up” companies, including Charlottesville-based Medical Automation Systems, a major provider of information management systems for point-of-care testing, which was acquired by Massachusetts-based Alere Inc. in 2011. His investments have covered a wide range of fields, encompassing everything from biotechnology, bio-informatics, education, and telecommunications, as well as mechanical inventions. He is particularly interested in investments in the medical field that improve healthcare, but do so at a reduced cost to consumers. Mr. Newman received a B.A. degree from Upsala College in 1968.

We selected Mr. Newman to serve on our board of directors because he brings a strong business background to our company and adds significant strategic, business and financial experience. Mr. Newman’s business and finance background provides him with a broad understanding of the issues faced by companies similar to us.

Kevin Schuyler, CFA – Director, Vice Chairman of the Board of Directors, Lead Independent Director

Kevin Schuyler has served as a director since April 2016 and is our Vice Chairman of the board of directors and Lead Independent Director. He currently serves as a senior managing director at CornerStone Partners LLC, a full-service institutional CIO and investment office located in Charlottesville, VA, with approximately $10 billion under management. Prior to joining CornerStone Partners in 2006, he was chief investment officer, vice president, and director of finance and investments for The Nature Conservancy, the world’s largest not -for-profit conservation organization where he oversaw a billion -dollar investment portfolio. Before The Nature Conservancy, he was a management consultant with McKinsey & Company, and an entrepreneur, and a commodities merchant for Louis Dreyfus Corporation. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital, the US Endowment for Forestry and Communities, and Stone Barns Center. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC.

We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Board Composition and Election of Directors

Our board of directors consists of six members: Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, Kevin Schuyler, and William Stilley. Our board of directors has undertaken a review of its composition and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, and Kevin Schuyler is “independent” under the applicable rules of the SEC and Nasdaq and that Mr. Stilley is not “independent” as defined under the such rules. In making such determination, our board of directors considered the relationship that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Stilley is not an independent director under these rules because he is our Chief Executive Officer and President.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Gilliland, and Goodman, each of whom has been determined by our board of directors to be independent under current Nasdaq rules. Mr. Gilliland is the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee’s responsibilities include, among others:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2019 and 2018 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Stock, & Option Award(s)		All Other Compensation		Total
William B. Stilley	2019	$381,695	$1,311,509	(1)	$673,183	(2)	$2,366,387
Chief Executive Officer and Member of the board of directors	2018	180,833	988,365	(3)	42,458	(4)	1,211,656

Joseph A. M. Truluck	2019	$144,931	$472,143	(5)	$110,000	(6)	$727,074
Chief Operating Officer and Chief Financial Officer	2018	85,183	223,180	(7)	—		308,363

Bankole Johnson	2019	$271,673	$581,575	(9)	$250,000	(10)	$1,103,248
Chief Medical Officer (8)

(1)	Represents the fair value of 500,000 options to purchase shares of common stock at an exercise price of $3.39 per share issued on March 10, 2019 at a fair value of approximately $2.62 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(2)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,004); (ii) the payment by our company of insurance premiums including life, dental, vision ($25,179); (iii) cash extraordinary performance bonus payment of $500,000 in 2019; (iv) $120,000 in bonus payments earned in 2019, paid in 2020 with $42,000 in cash and $78,000 in restricted stock grants; and (v) cash fee for services as a Director ($20,000).

(3)	Represents the fair value of 197,673 shares of common stock issued on April 1, 2018 at a price of $5.00 per share as compensation for retirement of former performance bonus plan. Sale of shares issued restricted for three years from issue date. Fair value computed in accordance with FASB ASC Topic 718.

(4)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,005); (ii) the payment by our company of insurance premiums including life, dental, vision ($23,070); (iii) cell phone payments ($3,031); and (iv) cash fee for services as a Director ($8,352).

(5)	Represents the fair value of 180,000 options to purchase shares of common stock at an exercise price of $3.39 per share issued on March 10, 2019 at a fair value of approximately $2.62 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	Comprised of a cash extraordinary performance bonus payment of $50,000 in 2019 and $60,000 in bonus payments earned in 2019, paid in 2020 with $21,000 in cash and $39,000 in restricted stock grants.

(7)	Represents the fair value of 44,636 shares of common stock issued on April 1, 2018 at a price of $5.00 per share, in compensation for retirement of former performance bonus plan. Sale of shares issued restricted for three years from issue date. Fair value computed in accordance with FASB ASC Topic 718.

(8)	Dr. Johnson became our Chief Medical Officer in March 2019.

(9)	Represents the fair value of 250,000 options to purchase shares of common stock at an exercise price of $3.01 per share issued on March 10, 2019 at a fair value of approximately $2.33 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(10)	Comprised of a $250,000 signing bonus on execution of Dr. Johnson’s consulting agreement. $6,332 in compensation as Chairman of the Board of Directors prior to assuming the position of CMO is shown in the “Directors Compensation” table below. Compensation paid to Dr. Johnson as a result of a vendor agreement the PEPCO, a company owned by Dr. Johnson, is not included in this table, including un unrestricted stock grant worth $4,812 and cash payments of $24,251 made to PEPCO for services provided, and a cash payment of $219,823 made to PEPCO in advance of services provided.

On October 2, 2019, the Compensation Committee awarded Dr. Bankole Johnson, the Company’s Chief Medical Officer, in lieu of cash, 3,187 shares of the Company’s common stock under the Company’s 2017 Equity Incentive Plan for consulting services provided by him to the Company under and in connection with that certain Master Services Agreement, dated July 5, 2019 (the “MSA”), by and among the Company, Psychological Education Publishing Company (“PEPCO”), a company owned by Dr. Johnson, and Dr. Johnson. The shares issued are subject to a six-month lock-up on any sale, pledge or transfer.

It is anticipated that shares of the Company’s common stock having a value equal to twenty percent (20%) of the approximately $300,000 in aggregate compensation to be paid to PEPCO for services under the MSA, will be issued to Dr. Johnson as a consultant under the Company’s 2017 Equity Incentive Plan for consulting services provided by him to the Company under and in connection with the MSA in lieu of cash payments due thereunder.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2019)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2019:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
William B. Stilley	46,299	11,175	$5.70	6/30/2027
Chief Executive Officer and Member of the Board of Directors	125,000	375,000	$3.39	3/9/2029

Joseph Truluck	24,273	5,859	$5.70	6/30/2017
Chief Operating Officer and Chief Financial Officer	45,000	135,000	$3.39	3/9/2029

Bankole Johnson	4,495	1,085	$5.70	6/30/2027
Chief Medical Officer	62,500	187,500	$3.01	3/24/2029

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Stilley and Truluck.

Effective upon the closing of our initial public offering, we entered into a five -year employment agreement with Mr. Stilley to continue to serve as our Chief Executive Officer (the “Stilley EA”). Under the Stilley EA, as amended on March 10, 2019, Mr. Stilley will receive an annual salary of $400,000 and has a target bonus opportunity equal to 30% of his salary. Mr. Stilley’s annual salary will be subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Stilley’s annual bonus in the form of equity or equity -based compensation, provided that commencing with the year following the year in which a Change of Control (as defined in the Stilley EA) occurs, Mr. Stilley’s annual bonus will be paid in cash. Mr. Stilley will also subject to certain restrictive covenants, including a non -competition (applicable during employment and for 24 months thereafter), customer non -solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non -disparagement restrictions (applicable during employment and at all times thereafter).

Effective upon the closing of the initial public offering, we entered into a three -year employment agreement with Joseph Truluck to serve as our Chief Operating Officer and Chief Financial Officer (the “Truluck EA”). Under the Truluck EA, Mr. Truluck devotes no less than 50% of his business time to the affairs of our company. Pursuant to the terms of the Truluck EA, as amended on March 10, 2019, he receives an annual salary of $150,000 and has a target bonus opportunity equal 20% of his salary. Mr. Truluck’s annual salary is subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Truluck’s annual bonus in the form of equity or equity -based compensation. Mr. Truluck is also subject to certain restrictive covenants, including a non -competition (applicable during employment and for 24 months thereafter), customer non -solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non -disparagement restrictions (applicable during employment and at all times thereafter).

In the event that Mr. Stilley’s or Mr. Truluck’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Employment Agreement), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months for Mr. Stilley and 6 months in the case of Mr. Truluck, plus 12 months of COBRA premium reimbursement. If Mr. Stilley’s termination occurs within 60 days before or within 24 months following a Change of Control, then Mr. Stilley will be entitled to receive

The same severance benefits as provided above except he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation and (b) 24 times the monthly COBRA premium for himself and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Mr. Stilley’s employment is terminated by us without Cause or by the Executive for Good Reason, in either case, upon or within 24 months following a Change of Control, then the Executive will be entitled to full vesting of all equity awards received by the Executive from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance).

In the event that the Executive’s employment is terminated due to his death or Disability, the Executive (or his estate) will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award agreement (but in no event beyond the expiration date of the applicable option or stock appreciation right).

All severance payments to the Executives will be subject to the execution and non -revocation of a release of claims by the Executive or his estate, as applicable.

For purpose of each of the Stilley EA and Truluck EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one -way driving distance by more than twenty -five (25) miles from the Executive’s then -current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Stilley EA and Truluck EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the board of directors that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Stilley EA and Truluck EA, “Change in Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the board of directors.

Consulting Agreement

On March 24, 2019, we entered into a three-year consulting agreement with Bankole Johnson. Dr. Johnson’s consulting agreement with us (the “Consulting Agreement”) provides that Dr. Johnson will serve as our Chief Medical Officer and devote 75% of his working time to our business and affairs and will receive: (i) an annual fee of $375,000 a year; (ii) a signing bonus of $250,000 (which he received); and (iii) an option to purchase 250,000 shares of our common stock. The shares of common stock underlying the option award vests pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $3.01 per share.

The Consulting Agreement may be terminated by us upon Dr. Johnson’s death, upon thirty days’ notice for a material breach of the Consulting Agreement by Dr. Johnson that can be cured, after notice of breach and failure to cure; upon notice for a breach of the Consulting Agreement by Dr. Johnson that cannot be cured; upon thirty days’ notice for any other cause; or upon thirty days’ notice (but not before 12 months from the effective date of the Consulting Agreement) at any time without cause; provided that if terminated by us without cause then Dr. Johnson will be entitled to receive his monthly payments for an additional six (6) months and his options will continue to vest for an additional six (6) months from the effective date of the notice of termination, subject to the terms of the 2017 Incentive Plan and the option agreement that we entered into with Dr. Johnson. In the event that Dr. Johnson’s termination is without cause and occurs within three months before or after a Significant Investment Event (as defined below), Dr. Johnson will be entitled to a buy -out payment in an amount equal to $31,250 times the number of months remaining on the initial term of the consulting agreement as of the effective date of the termination, minus the payment of the six (6) months of monthly payments provided for above (in addition to the immediate vesting at the time of termination of all remaining shares of our common stock or options to purchase shares of our common stock that would have otherwise

Indemnification Agreements

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2019. Mr. Stilley also served on our board of directors, and received compensation as a result. The compensation for Mr. Stilley as an executive officer and Director is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$30,000	–	–	$–	–	–	30,000

Robertson H. Gilliland, MBA	$27,000	–	–	$–	–	–	27,000

Tony Goodman	$29,000	–	–	$–	–	–	29,000

Bankole A. Johnson, DSc, MD(2)	$6,332	–	–	$–	–	–	6,332

James W. Newman, Jr.	$31,000	–	–	$–	–	–	31,000

Kevin Schuyler, MBA, CFA	$35,000	–	–	$–	–	–	35,000

(1)	As of December 31, 2019, the following are the outstanding number of option awards held by each of our non-employee directors, each award having been made prior to January 1, 2018:

Name	Option Award (#)
J. Kermit Anderson	5,580
Robertson H. Gilliland, MBA	5,580
Tony Goodman	11,160
Bankole A. Johnson, DSc, MD	5,580
James W. Newman, Jr.	5,580
Kevin Schuyler, MBA, CFA	5,580

(2)	Dr. Johnson resigned a member of the board of directors in March 2019 and became Chief Medical Officer. The compensation for Dr. Johnson as an executive officer is not included in this table and is set forth above under “Summary Compensation Table.”

Directors who are not employees receive cash compensation for their service as directors, including service as members of each committee on which they serve.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of non-employee directors, which plan was amended on April 1, 2018 with respect to the Chairman’s compensation, which plan remains in effect:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$49,000	$15,000	$10,000	$7,000
Member	$20,000	$6,000	$5,000	$3,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Principal Stockholders Table

The following table sets forth certain information, as of December 31, 2019, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of March 20, 2020, we had 10,479,603 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before May 19, 2020, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911.

	Number of shares (pro forma)	Percentage of shares
Name and address of beneficial owner	beneficially owned	beneficially owned
Directors and named executive officers
William B. Stilley, III (Chief Executive Officer, President and Director) (1)	1,233,950	11.19%
Joseph Truluck (Chief Operating Officer and Chief Financial Officer) (2)	223,135	2.11%
J. Kermit Anderson (Director) (3)	8,603	*
Robertson H. Gilliland, MBA (Director) (4)	227,451	2.15%
Bankole Johnson, DSc, MD (Chief Medical Officer) (5)	1,537,555	14.25%
James W. Newman, Jr. (Director) (6)	688,877	6.31%
Kevin Schuyler, CFA (Director) (7)	1,452,290	12.66%
Tony Goodman (Director) (8)	29,628	*
All current executive officers and directors as a group (8 persons)	5,401,491	41.46%
5% or greater stockholders
En Fideicomiso De Mi Vida 11/23/2010 (Trust) (5)	848,336	8.10%
MVA 151 Investors, LLC (7)	673,600	6.12%

*	less than 1%
(1)	Includes (i) 558,796 shares of common stock, a warrant to acquire 10,829 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 36,800 shares of our common having an exercise price of $5.00 per share, a warrant to acquire 5,452 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,827 shares of our common stock having an exercise price of $6.25 per share; (ii) 132,141 shares of common stock and a warrant to acquire 9,824 shares of our common stock having an exercise price of $7.63 per share owned by Mr. Stilley and his wife Anne T. Stilley. Does not include (x) 5,580 shares of our common stock owned by the Meredith A. Stilley Trust dtd 11/23/2010; (y) 5,580 shares of our common stock owned by the Morgan J. Stilley Trust dtd 11/23/2010; and (z) 5,580 shares of our common stock owned by the Blair E. Stilley Trust dtd 11/23/2010. The trusts are for the benefit of Mr. Stilley’s children and Mr. Stilley is not the trustee. Mr. Stilley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest he may have in such shares. The number of shares reported for Mr. Stilley represents the number of shares he and the trusts received in connection with the corporate conversion/reincorporation and subsequent stock issuances. Includes 274,281 shares of common stock which will have been vested within 60 days of March 20, 2020, which shares were part of total option grants to purchase 957,474 shares of our common stock.

(2)

Comprised of 107,639 shares of our common stock. The number of shares also includes 5,927 warrants to purchase shares of common stock at an exercise price of $6.25 per share. Includes 109,569 shares of common stock, which will vest within 60 days of March 20, 2020, which shares were part of a total option grant to purchase 410,132 shares of our common stock.

(3)	Includes 8,603 shares of common stock which will vest within 60 days of March 20, 2020, which shares were part of total option grants to purchase 65,580 shares of our common stock.
(4)	Includes 109,424 shares of common stock, a warrant to acquire 65,493 shares of our common stock having an exercise price of $7.63 per share and warrant to acquire 43,931 shares of our common stock having an exercise price of $6.25 per share, all owned by Keller Enterprises. Mr. Gilliland is a principal of Keller Enterprises. Includes 8,603 shares of common stock which will vest within 60 days of March 20, 2020, which shares were part of total option grants to purchase 65,580 shares of our common stock.
(5)	Includes (i) 848,336 shares of our common stock owned by En Fideicomiso De Mi Vida 11/23/2010 (Trust); (ii) 93,000 shares of our common stock owned by En Fidecomiso de Todos Mis Suenos Grantor Retained Annuity Trust dated June 27, 2017; (iii) 201,055 shares of our common stock, a warrant to purchase 3,275 shares of our common stock having an exercise price of $7.63, warrants to purchase 189,714 shares of our common stock having an exercise price of $6.25, a warrant to purchase 17,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Bankole A. Johnson; (iv) 22,320 shares of our common stock owned by En Fideicomiso De Mis Suenos 11/23/2010 (Trust); (v) 10,000 shares of our common stock owned by De Mi Amor 11/23/2010 (Trust); (vi) an aggregate of 9,300 shares of our common stock owned by Efunbowale Johnson, Ade Johnson, Lola Johnson, Lina Tiouririne, and Aida Tiouririne from whom Dr. Johnson has an voting proxy, (vi) 40,463 shares of our common stock owned by Medico -Trans Company, LLC. Medico -Trans Company, LCC is controlled by Bankole Johnson. Dr. Johnson is the Trustee of each Trust. Includes 102,492 shares of common stock which will have been vested within 60 days of March 20, 2020, which shares were part of total option grants to purchase 255,580 shares of our common stock. Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the Master Services Agreement, dated July 5, 2019, and statement of work (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares our common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of our common stock, as currently owned by him, until after January 1, 2021.
(6)	Includes (i) 150,419 shares of common stock, a warrant to purchase 5,415 shares of our common stock having an exercise price of $.0054 per share, a warrant to purchase 4,974 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,715 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 92,000 shares of common stock having an exercise price of $5.00 per share, all owned by Virga Ventures, LLC; (ii) 41,160 shares of our common stock a warrant to acquire 29,931 shares of our common stock at an exercise price of $6.25 per share and a warrant to acquire 2,372 shares of our common stock having an exercise price of $7.63 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 35,221 shares of our common stock, a warrant to acquire 1,186 shares of our common stock having an exercise price of $7.63 per share and a warrant to acquire 45,178 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 20,000 shares of our common stock having an exercise price of $5.00 per share, all owned by Ivy Cottage Group, LLC.; (iv) 3,288 shares of our common stock, a warrant to acquire 2,707 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 708 shares of our common stock having an exercise price of $7.63 per share, all owned by Rountop Limited Partnership, LLP; (v) 10,000 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share held in a Roth IRA for the benefit of Mr. Newman; and (vi) 10,000 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share, all owned directly by Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes 8,603 shares of common stock which will vest within 60 days of March 20, 2020, which shares were part of total option grants to purchase 65,580 shares of our common stock.
(7)	Includes (i) 312,990 shares of common stock, warrants to acquire 1,010 shares of common stock at an exercise price of $.0054 per share, warrants to acquire 351,661 shares of our common stock having an exercise price of $6.25 per share issued upon consummation of our initial public offering, warrant to acquire 8,649 shares common stock at an exercise price of $7.63 per share, and a warrant to acquire 89,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Mr. Schuyler (ii) 3,042 shares of our common stock and a warrant to acquire 1,963 shares of our common stock at an exercise price of $.0054 per share, and a warrant to acquire 1,172 shares of common stock at exercise price of $7.63, owned by Carolyn M. Schuyler, his wife, and (iii) 144,200 shares of common stock, warrants to acquire 336,800 shares of common stock having an exercise price of $6.25 per share, and a warrant to acquire 192,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes 8,603 shares of common stock which will vest within 60 days of March 20, 2020, which shares were part of total option grants to purchase 65,580 shares of our common stock.
(8)	Includes 8,755 shares of our common stock our common stock and a warrant to acquire 7,000 shares of our common stock having an exercise price of price of $6.25 per share issued upon consummation of our initial public offering. Mr. Goodman has also been granted an option to purchase 71,160 shares of our common stock, of which 13,873 are vested and exercisable within 60 days of March 20, 2020.

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

Related-Party Transactions

The following is a summary of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K entitled “Management—Non-Employee Director Compensation” and “Executive Compensation.”

PEPCO MSA

On July 5, 2019, we entered into a Master Services Agreement (the “MSA”) and attached statement of work (the “SOW”) with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during our upcoming Phase 3 clinical trial using AD04, for the treatment of alcohol use disorder. Specifically, PEPCO is engaged in the business of training and certifying clinical investigators in the administration of Brief Behavioral Compliance Enhancement Treatment (“BBCET”). PEPCO is owned by Dr. Bankole Johnson, our Chief Medical Officer, and currently our largest stockholder. We may terminate the MSA at any time upon ten (10) days prior written notice to PEPCO. Unless otherwise indicated in our notice of termination, Work (as defined in the MSA) under any statement of work in progress at the time of the delivery of notice of termination shall continue as if the applicable statement of work had not been terminated, and the terms hereof shall continue to apply to such work. We may also terminate the MSA for cause due to PEPCO’s failure to perform its obligations thereunder upon three (3) days prior written notice to PEPCO; provided, however, the Company may terminate the MSA immediately in the event of PEPCO’s violation, or threatened violation, of certain provisions contained therein.

The statement of work under the MSA will terminate upon the completion the final study report for the Trial and delivery of the final report by PEPCO on the supervision and monitoring of the BBCET, including, without limitation, data reports. Notwithstanding the forgoing, the statement of work may be terminated by us upon written notice to PEPCO.

It is anticipated that the compensation to be paid to PEPCO for services under the MSA will be approximately $300,000, of which subject to approval of the Nasdaq Capital Market shares of our common stock having a value equal to twenty percent (20%) of the fees due thereunder (the “Company Shares”) will be issued to Dr. Johnson as a consultant under the 2017 Equity Incentive Plan. On October 2, 2019, the Company issued 3,187 shares of common stock to Dr. Johnson at a market price of $1.51 per share and total value of $4,812 under the terms of the MSA.

On December 12, 2019, we entered into an Amendment (the “Amendment”) to the SOW. We have paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 estimated to be paid under the SOW. The Amendment provided us with a 20% discount on the remaining services to be provided under the SOW and fixed the price of any remaining services under the SOW to be a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of Phase 3 clinical trial provided that payment be made no later than December 13, 2019, which payment was made.

In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of our common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of our common stock, as currently owned by him, until after January 1, 2021.

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

Note Issuance

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

Purnovate Sublease

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which our CEO has a 35% financial interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Friedman LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2019 and 2018 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2019	2018

Audit fees and expenses (1)	$158,500	$146,500
Taxation preparation fees	–	–
Audit related fees	–	–
Other fees	–	–
	$158,500	$146,500

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

(a)(3)

Exhibits. The exhibits listed below in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Organization of ADial Pharmaceuticals, L.L.C. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C., dated as of February 3, 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.3	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.4	Bylaws of Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.5	Articles of Incorporation of APL Conversion Corp., a Virginia Stock Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.6	Bylaws of APL Conversion Corp. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.7	Articles of Entity Conversion of ADial Pharmaceuticals, L.L.C. filed with the Virginia Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.8	Terms and Conditions of the Plan of Entity Conversion ADial Pharmaceuticals, L.L.C. into APL Conversion Corp. (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.9	Certificate of Merger of Foreign Corporation into Domestic Corporation filed with the Delaware Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.10	Articles of Merger of APL Conversion Corp. into Adial Pharmaceuticals, Inc. filed with the Virginia Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.11	Agreement and Plan of Merger and Reorganization of APL Conversion Corp., a Virginia Corporation and Adial Pharmaceuticals, Inc. a Delaware Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.12	First Amendment to the Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C., dated as of September 22, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)

4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4	Form of Warrant to Purchase Membership Units (2013 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5	Form of Common Stock Purchase Warrant by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.6	Form of 2016 Convertible Promissory Note (2016 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.7	Senior Secured Promissory Note dated as of May 1, 2017 by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Membership Unit Award (Profits Interest) Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.9+	Option Agreement between ADial Pharmaceuticals, LLC and Tony Goodman, effective July 1, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.10+	Grant Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.11+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.12+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.13+	Form of ADial Pharmaceuticals, LLC Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.14	Amendment to Senior Secured Promissory Note dated as of October 23, 2017 by and between ADial Pharmaceuticals, L.L.C. as predecessor-in-interest to Adial Pharmaceuticals, Inc. and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.15	Amendment No. 2 to Senior Secured Promissory Note dated as of November 21, 2017 by and between ADial Pharmaceuticals, L.L.C. as predecessor-in-interest to Adial Pharmaceuticals, Inc. and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.16	Form of Secured Promissory Note dated as of November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.17	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.18	Form of Senior Secured Promissory Note dated March 1, 2018 by and between Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.19	Form of Security Agreement by and between Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.20	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.21	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.22	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)

4.23	Form of Warrant Agent Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.24	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.25	Note issued on June 6, 2018 in the principal amount of $325,000 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.26	Amendment No. 1 to 18% Senior Secured Promissory Note (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 6, 2018)
4.27	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on September 10, 2018)
4.28	Form of Exchange Agreement, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.29	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.30	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.33#	Description of Securities
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective October 21, 2013 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective May 18, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective March 27, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.5+	Executive Employment Agreement with William B. Stilley, III dated December 6, 2010 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6+	Salary Forbearance Agreement with William B. Stilley, III dated August 17, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.7+	Consulting Agreement with Joseph Truluck dated April 25, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Termination Agreement with Cato Holding Company dated March 14, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.9	Securities Purchase Agreement dated as of May 1, 2017 by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.10	Security Agreement dated May 1, 2017 by and between ADial Pharmaceuticals, LLC and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.11	Settlement Agreement and Release of Claims entered into as of January 25, 2016 by and between Bankole Johnson and ADial Pharmaceuticals, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.12	Promissory Note issued to ADial Pharmaceuticals, L.L.C. by Bankole A. Johnson in the principal amount of $35,000, dated November 24, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.13	Form of Subscription Agreement to the Offering of Class B Units (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

10.14+	Consulting Agreement between ADial Pharmaceuticals, LLC and Crescendo Communications, LLC Agreed to and approved June 30, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.15+	Form of Employment Agreement to be entered into with William B. Stilley, III (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.16+	Employment Agreement to be entered into with Joseph A. M. Truluck (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.17	Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.18	Sublease Agreement with Inspyr Therapeutics, Inc. dated August 16, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.19	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, LLC effective August 15, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.20	Form of Securities Purchase Agreement dated as of November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
10.21	Form of Security Agreement dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
10.22	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.23	Form of Securities Purchase Agreement by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.24	Backstop Commitment Agreement between Adial Pharmaceuticals, Inc. and MVA 151 Investors LLC dated February 22, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.25	Medical Translation Services Agreement by and between Adial Pharmaceuticals, Inc. and Medico-Trans Company, LLC dated January 29, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.26+	Amendment to Consulting Agreement with Joseph Truluck dated December 1, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.27+	Performance Bonus Plan Cancellation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.28	Settlement Agreement dated as of February 22, 2018 by and between ADial Pharmaceuticals, Inc. and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.29	Securities Purchase Agreement dated June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.30	Security Agreement dated June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.31	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on September 10, 2018)
10.32	Form of Exchange Agreement, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.33	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.34	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 000-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.35	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 19, 2018)

10.36 +	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William Stilley, dated as of March 11, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on March 14, 2019)
10.37+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on March 14, 2019)
10.38+	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on March 26, 2019)
10.39	Master Services Agreement and related statement of work, dated July 5, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on July 8, 2019)
10.40	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to the Company’s Form S-8, File No. 000-38323 filed with the Securities and Exchange Commission on September 13, 2019)
10.41	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Form S-8, File No. 000-38323 filed with the Securities and Exchange Commission on September 13, 2019)
10.42	Amendment to Statement of Work under Master Services Agreement dated December 12, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.43	Guaranty, dated December 12, 2019, executed by Dr. Bankole Johnson (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.44	Pledge and Security Agreement, dated December 12, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.45	Lock-Up Agreement, dated December 12, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.46	Amendment 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Form 8-K, File No. 000-38323 filed with the Securities and Exchange Commission on December 31, 2019)
21.1#	List of Subsidiaries of Adial Pharmaceuticals, Inc.
23.1#	Consent of Friedman LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-Kfor the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2020.

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

Signature	Title	Date

/s/ William B. Stilley	Chief Executive Officer and President
William B. Stilley	(Principal Executive Officer)	March 20, 2020

/s/ Joseph M. Truluck	Chief Operating Officer and Chief Financial Officer
Joseph M. Truluck	(Principal Financial and Accounting Officer)	March 20, 2020

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	March 20, 2020

/s Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	March 20, 2020

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	March 20, 2020

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	March 20, 2020

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Vice Chairman of the Board of Directors	March 20, 2020