Form 10-Q
period 2020-03-31
ADIAL PHARMACEUTICALS, INC.
filed 2020-05-14
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38323

ADIAL PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3074668
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1180 Seminole Trail, Suite 495 Charlottesville, VA	22901
Address of Principal Executive Offices	Zip Code

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

Number of shares of common stock outstanding as of May 13, 2020 was 10,629,603.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2020 (“2019 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$4,951,631	$6,777,052
Prepaid research and development	743,194	536,916
Prepaid expenses and other current assets	240,382	359,499
Total Current Assets	5,935,207	7,673,467

Intangible assets, net	6,029	6,170
Total Other Assets	6,029	6,170

Total Assets	$5,941,236	$7,679,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$196,382	$190,204
Accrued expenses	193,447	348,847
Total Current Liabilities	389,829	539,051

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 10,629,603 and 10,368,352 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	10,629	10,368
Additional paid in capital	28,444,390	27,757,017
Accumulated deficit	(22,903,612)	(20,626,799)
Total Shareholders’ Equity	5,551,407	7,140,586

Total Liabilities and Shareholders’ Equity	$5,941,236	$7,679,637

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Operating Expenses:
Research and development expenses	$1,059,578	$686,914
General and administrative expenses	1,240,667	1,562,352
Total Operating Expenses	2,300,245	2,249,266

Loss From Operations	(2,300,245)	(2,249,266)

Other Income (Expense)
Interest income	23,432	8,378
Warrant modification expense	—	(441,763)
Total other income (expense)	23,432	(433,385)

Loss Before Provision For Income Taxes	(2,276,813)	(2,682,651)
Benefit from income taxes	—	—

Net Loss	$(2,276,813)	$(2,682,651)

Net loss per share, basic and diluted	$(0.22)	$(0.33)

Weighted average shares, basic and diluted	10,497,325	8,250,708

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Equity-based compensation - stock option expense	—	—	342,007	—	342,007
Equity-based compensation - stock issuances to consultants and employees	261,251	261	345,366	—	345,627
Net loss	—	—	—	(2,276,813)	(2,276,813)
Balance, March 31, 2020	10,629,603	$10,629	$28,444,390	$(22,903,612)	$5,551,407

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311
Equity-based compensation - stock option expense	—	—	129,150	—	129,150
Equity-based compensation - stock issuances to consultants	93,750	94	154,760	—	154,854
Warrant modification expense	—	—	441,763	—	441,763
Sale of common stock & warrants	2,845,000	2,845	9,243,404	—	9,246,249
Offering issuance cost	—	—	(1,050,576)	—	(1,050,576)
Exercise of warrants	367,577	367	1,050,270	—	1,050,637
Net loss	—	—	—	(2,682,651)	(2,682,651)
Balance, March 31, 2019	10,168,826	$10,169	$26,438,589	$(14,718,021)	$11,730,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,276,813)	$(2,682,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	570,633	284,004
Non-cash warrant modification expense	—	441,763
Amortization of intangible assets	141	142
Changes in operating assets and liabilities:
Prepaid research and development expenses	(206,278)	126,290
Prepaid expenses and other current assets	119,117	38,125
Accrued expenses	(38,399)	110,633
Accounts payable	6,178	(39,415)
Net cash used in operating activities	(1,825,421)	(1,721,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	—	8,195,673
Proceeds from warrant exercise		1,050,637
Net cash provided by financing activities	—	9,246,310

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,825,421)	7,525,201

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	6,777,052	3,869,043

CASH AND CASH EQUIVALENTS-END OF PERIOD	$4,951,631	$11,394,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Reclassification of stock-based comp from accrued expenses	$117,001	$—

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

2 — LIQUIDITY, GOING CONCERN AND OTHER UNCERTAINTIES

The unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has not generated any revenues The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $22.9 million as of March 31, 2020. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company believes that the existing cash and equivalents will not be sufficient to fund operations for at least the next twelve months following the filing of these unaudited condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The cash and cash equivalents as of the financial statement filing date are expected to fund operations into the fourth quarter of 2020. Due to significantly slowed trial enrollment resulting from the current COVID-19 pandemic (see Other Uncertainties below), the Company estimates that its current liquidity will not support the funding requirements necessary for database lock in the first Phase 3 clinical trial, which is the endpoint of clinical activities for this trial. The Company has applied for grants that could be used for this Phase 3 clinical trial which, if received, would allow the Company to continue operations into the first quarter of 2021. The Company’s current estimates include the overhead costs necessary to support operations during the extended trial period and other costs increases associated with conducting trial activities impacted by the pandemic.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its current and subsequent clinical trial requirements for its lead compound, AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Further, the extreme volatility in the financial markets due to COVID-19, may make it more difficult to raise sufficient capital when needed or execute other strategic plans or transactions. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Other Uncertainties

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

The Company also faces the ongoing risk that the coronavirus pandemic may further slow, for an unforeseeable period, the conduct of the Company’s trial. The ongoing coronavirus pandemic may also impact the Company in other ways, through the increase of non-trial costs such as insurance premiums, by increasing the demand for and cost of capital, creation of a wider economic slow down, by the loss of work time from key personnel, and through impacts on our key clinical trial vendors and API suppliers. The full extent to which the COVID-19 pandemic impacts the clinical development of AD04, the Company’s suppliers and other commercial partners, and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, included in the Annual Report on Form 10-K filed on March 20, 2020.

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

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials, and income tax asset realization. In particular, the recognition of clinical trial costs are dependent on the our own judgement, as well as the judgment of our contractors and subcontractors in their reporting of information to us.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2020 and 2019 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total number of potentially dilutive common shares that were excluded at March 31, 2020 and 2019 was as follows:

	Potentially Dilutive Common Shares Outstanding March 31,
	2020	2019
Warrants to purchase Common Shares	6,595,631	6,728,113
Common Shares issuable on exercise of options	2,620,877	1,400,967
Total potentially dilutive Common Shares excluded	9,216,508	8,129,080

Research and Development

Research and development costs are charged to expense as incurred and include direct trial expenses such as fees due to contract research organizations, consultants which support the Company’s research and development endeavors, the acquisition of technology rights without an alternative use, and compensation and benefits of clinical research and development personnel. Certain research and development costs, in particular fees to contract research organizations (“CROs”), are structured with milestone payments due on the occurrence of certain key events. Where such milestone payments are greater than those earned through the provision of such services, the Company recognizes a prepaid asset which is recorded as expense as services are incurred.

Stock-Based Compensation

The Company measures the cost of option awards based on the grant date fair value of the awards. That cost is recognized on a straight-line basis over the period during which the awardee was required to provide service in exchange for the entire award. The fair value of options is calculated using the Black-Scholes option pricing model, based on key assumptions such as the expected volatility of the Company’s common stock, the risk-free rate of return, and expected term of the options. The Company’s estimates of these assumptions are primarily based on historical data, peer company data, government data, and the judgment of management regarding future trends.

Common shares issued are valued based on the fair value of the Company’s common shares as determined by the market closing price of a share of our common stock on the date of the Commitment to make the issuance.

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

A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being recognized. Changes in recognition and measurement are reflected in the period in which the change in judgment occurs. Interest and penalties related to unrecognized tax benefits are included in income tax expense. The Company has generally recorded a full valuation allowance for its tax carryforwards, reflecting the judgment of Company management that they are more likely than not to expire unused.

Adoption of Recent Accounting Pronouncements

Fair Value — In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 amends guidance concerning disclosure of transfers between the Levels 1, 2, and 3 for the fair value hierarchy used to disclose the fair value of financial instruments. ASU 2018-13 also adds additional requirements that reporting entities disclose unrealized gains or losses in the value of financial instruments as a result of changes to recurring fair Level 3 fair value measurements and the range and weighted averages of significant unobservable inputs used to develop fair value measurements. The amendments in ASU 2018-13 are effective for all entities required under existing GAAP to disclose fair value measurements, and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. ASU 2018-13 was adopted effective January 1, 2020. There was no material effect on the financial statements as a result of the adoption of ASU 2018-13.

4 — ACCRUED EXPENSES

Accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued employee compensation	$111,769	$263,914
Legal and consulting services	25,350	68,056
Clinical research organization services and expenses	46,328	16,877
Minimum license royalties	10,000	–
Total accrued liabilities	$193,447	$348,847

5 — RELATED PARTY TRANSACTIONS

In January 2011, the Company entered into an exclusive, worldwide license agreement with The University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group (the “UVA LVG”) for rights to make, use or sell licensed products in the United States based upon patents and patent applications made and held by UVA LVG (the “UVA LVG License”). The Company is required to pay compensation to the UVA LVG, as described Note 7. A certain percentage of these payments by the Company to the UVA LVG may then be distributed to the Company’s former Chairman of the Board who currently serves as the Company’s Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

See Note 7 for related party vendor, consulting, and lease agreements.

6 — SHAREHOLDERS’ EQUITY

Common Stock Issuances

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

On February 22, 2019, the Company concluded a follow-on offering of 2,475,000 shares of common stock and warrants to purchase 1,856,250 shares of common stock at an exercise price of $4.0625 per share. The shares of common stock and accompanying warrants were sold to the public at a price of $3.25 per share and warrant. The underwriters were granted an over-allotment option to purchase up to 371,250 shares of common stock and warrants to purchase 278,437 shares of common stock at a price of $3.25 per share of common stock and warrant. The underwriters partially exercised their over-allotment option by purchasing 370,000 shares of common stock and warrants to purchase 277,500 shares common stock. Gross proceeds of the offering, totaled $9,246,249, which after offering expenses, resulted in net proceeds of $8,195,673.

On March 3, 2020, the Compensation Committee of Board of Directors of the Company awarded the Company’s executive officers, William B. Stilley, Chief Executive Officer, and Joseph Truluck, Chief Financial Officer, performance bonuses for 2019, partially paid in common stock of the Company to preserve cash, of $42,000 and $21,000 in cash, respectively, and 54,167 and 27,084 shares of the Company’s common stock, respectively, which shares are subject to a six-month contractual restriction on sale. Of the $180,002 total cost of these bonuses, $150,000 were recognized in the year ended December 31, 2019 as expected under these executives’ contracts, and the remaining $30,002 in bonus was recognized as time of issue as Board discretionary. The cost of the equity component of these issuances was recorded as contributed equity of $117,001.

During the three months ended March 31, 2020, the Company issued 180,000 shares of common stock to consultants for services rendered at a total cost of $210,300.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 1,750,000 shares. On August 16, by a vote of the shareholders, the number of shares issuable under the plan was increased to 3,500,000. At March 31, 2020, we had issued 614,438 shares and had outstanding 2,481,191 options to purchase shares of our common stock under the 2017 equity incentive plan.

Stock Options

The following table provides the stock option activity for the three months ended March 31, 2020:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2019	1,661,466	9.14	3.38	2.38
Issued	1,100,000		1.44	1.13
Cancelled	(140,589)		3.30	2.54
Outstanding March 31, 2020	2,620,877	8.49	2.57	1.84
Outstanding March 31, 2020, vested and exercisable	697,960	7.12	$3.50	$2.57

At March 31, 2020, the intrinsic value totals of the outstanding options were $0.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the three months ended March 31, 2020 and 2019:

March 31, 2020
Fair Value per Share	$1.44
Expected Term	5.75 years
Expected Dividend	$0
Expected Volatility	102.4%
Risk free rate	0.72%

Compensation expense associated with issuance of options was recognized using the straight-line method over the requisite service period. During the three months ended March 31, 2020, 1,100,000 options to purchase shares of common stock were issued at a cost of $1.13 per option, for a total cost of $1,243,000 to be amortized over a service a weighted average period of three years. As of March 31, 2020, $3,305,359 in further compensation expense resulting from issued options remained to be recognized over a weighted average remaining service period of 2.57 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31
	2020	2019
Research and development options expense	86,439	43,174
Total research and development expenses	86,439	43,174
General and administrative options expense	255,568	85,976
Stock issued to consultants and employees	228,626	154,854
Total general and administrative expenses	484,194	240,830
Total stock-based compensation expense	$570,633	$284,004

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2019	6,669,274	4.23	$5.38	0.03
Issued	–	NA	NA	NA
Exercised	–	NA	NA	NA
Outstanding March 31, 2020	6,669,274	3.98	$5.38	0.01

During the three months ended March 31, 2020, no warrants to purchase shares of common stock were either issued or exercised.

7 — COMMITMENTS AND CONTINGENCIES

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

On December 31, 2019, the Company executed a further amendment to the license agreement which, among other things, removed in its entirety the diligence milestone to initiate a Phase 3 clinical trial by December 31, 2019. Furthermore, the Company agreed to pay upon execution of the Amendment the diligence milestone payment of $20,000 that had been due upon initiation of a Phase 3 clinical trial. In addition, the Company agreed to use and will continue to use best efforts to dose a first patient with a Licensed Product (as defined in the License Agreement) in a Phase 3 clinical trial on or before March 31, 2020. In March of 2020, the first patient was dosed with AD04 after having joined the Company’s trial, satisfying this term of the license agreement.

During the three months ended March 31, 2020, the Company recognized a $10,000 minimum license royalty expense under this agreement.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. The MSA or a service agreement under it may be terminated by the Company, without penalty, on fourteen days written notice. On June 28, 2019, the Company and Crown Executed a change order to Service Agreement 1 increasing Crown’s fee from $3,262,411 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.1026 as of March 31, 2020) to $3,494,024 (€3,168,895) and rescheduling future milestone payments as shown below.

On November 21, 2018, the Company made the initial prepayment under the agreement of $505,960, after exchange to US dollars at the rate then prevailing. The fees are to be paid as milestones are reached on the following schedule. On September 30, 2019, the Company received an invoice for the 10% milestone payment associated with the first submission of a trial application to a national regulatory authority and recorded a prepaid expense of $294,124. On February 1, 2020, the first site initiation visit (“SIV”) of a study site had been completed and the second milestone of €269,938, was recognized as a prepaid expense of $299,496. On February 27, 2020, the first potential patient for the study had been screened and the third milestone payment of €269,938 was recognized as a prepaid expense of $297,013.

At March 31, 2020, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
30% patients randomized	10%	$297,634
50% sites initiated	10%	$297,634
60% patients randomized	10%	$297,634
100% sites initiated	10%	$297,634
100% of patients randomized	10%	$297,634
90% of case report form pages monitored	5%	$148,817
PE analysis	5%	$148,817
Database is locked	10%	$297,634

Service Agreement 1 also estimated approximately $2.4 million (€ 2,172,000) in pass-through costs, mostly fees to clinical investigators and sites, which will be billed as incurred and the total contingent upon individual site rate and enrollment rates. In the event that the MSA or Service Order are terminated, Crown’s actual costs up the date of termination will be payable by the Company, but any unrealized milestones shall not be. During the three months ended March 31, 2020, the Company recognized $34,120 in costs associated with fees to investigators and sites.

During the three months ended March 31, 2020, the Company recognized $337,503 in direct expenses associated with the Service Agreement 1, classified as R&D expense, leaving a $473,639 prepaid expense asset.

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO has a 35% financial interest for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400. In the three months ended March 31, 2020, the rent expense associated with this lease was $1,400.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) continues unaffected. The total expense to the Company under this agreement was $93,750 in the three months ended March 31, 2020.

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

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining services and to fix the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. As of March 31, 2020, the Company had recognized $91,972 in expenses, of which $52,908 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $167,095 associated with this vendor agreement.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At March 31, 2020, the Company did not have any pending legal actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2019 Form 10-K. ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2019 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

We have incurred net losses in each year since our inception, including net losses of approximately $8.6 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively and net losses of $2.3 million and $2.7 million in the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of approximately $22.9 million and $20.6 million as of March 31, 2020 and December 31, 2019, respectively. Substantially all our operating losses in these periods resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

In March 2020, the World Health Organization declared SARS-CoV-2 (Severe Acute Respiratory Syndrome-Coronavirus 2), the virus that causes COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and its related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. With the global spread of the ongoing coronavirus pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the coronavirus pandemic on its business. We anticipate that the coronavirus pandemic will continue to have an impact on the clinical development timeline of AD04. The extent to which the coronavirus pandemic impacts our business, the clinical development of AD04, the business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, and business closure requirements in the United States, Europe, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing coronavirus pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

We estimate the total cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to be approximately $9.0 million, of which approximately $2.6 million has already been incurred or been pre-paid, leaving approximately $6.4 million in direct trial expenses that we will be required to pay in the future. We have applied for a number of grants, one of which could be used to defray a portion of the expense of our trial and for which we believe we are well qualified. However, due to slowed enrollment in our trial as a result of the ongoing coronavirus pandemic, which is expected to continue, we will not be able to reach database lock for our initial Phase 3 clinical trial of AD04 for the treatment of AUD even if the grant funding for which we have applied is received. Therefore, although we are currently experiencing limited financial impact resulting from the coronavirus pandemic, due to the impact on our clinical trial timelines, whether the grant funding for which we have applied is received or not, additional funds will need to be raised in order for us to reach database lock. There is no assurance that the funds necessary to fund our direct trial costs, plus company overhead, could be raised by on acceptable terms before we exhaust our funds. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Moreover, if our trial activities are further slowed due to the coronavirus pandemic, our cash runway would be required to last a longer period of time than anticipated in order to support our administrative activities during extended trial period, which could result in us requiring significant additional funding that was not anticipated, which we would need to satisfy with additional funding, either through other grants or through potentially dilutive means. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

Recent Developments

In January 2020, we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

In February 2020, we were informed by our CRO that the first site initiation visit had taken place and that subsequently the first potential trial participant had been screened.

Results of operations for the three months ended March 31, 2020 and 2019 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended March 31,		Change
	2019	2018	(Decrease)
Research and development expenses	$1,060,000	$687,000	$373,000
General and administrative expenses	1,241,000	1,562,000	(321,000)
Total Operating Expenses	2,301,000	2,249,000	(52,000)

Loss From Operations	(2,301,000)	(2,249,000)	52,000

Interest Income	23,000	8,000	15,000
Warrant modification expense	-	(442,000)	442,000
Total other income (expenses)	23,000	(434,000)	457,000

Net Loss	$(2,278,000)	$(2,683,000)	$405,000

Research and development (“R&D”) expenses

R&D expenses increased by approximately $373,000 (54%) during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was due to the significant increase in R&D activities in the first quarter of 2020 as we commenced our Phase 3 clinical trial for AD04. The increase in R&D costs in the first quarter of 2020, as compared to the first quarter of 2019 included increase in CRO fees and subcontractor costs of $426,000, increase of regulatory consulting of $79,000, increase in CMC consulting and manufacturing expenses of $64,000, offset by decreases in total R&D-devoted employee salaries, bonuses, and option expense of $185,000, and license expenses of $13,000.

General and administrative expenses (“G&A”) expenses

G&A expenses decreased by approximately $321,000 (21%) in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was due to substantial one time G&A expenses associated with discretionary bonuses granted officers in the first quarter of 2019, as well as non-capitalized legal, accounting, and consulting services associated with the follow-on offering.

Total Other income (expenses)

Other income increased by $457,000 (105%) in the three months ended March 31, 2020, from an expense of $434,000 to other income of $23,000, when compared to the three months ended March 31, 2019. This increase is due to the occurrence in the first quarter of 2019 of a one time warrant modification expense, as well as increased interest income resulting from our increased cash holdings after the follow on offering in the first quarter of 2019. Interest income has decreased in the periods since the follow on offering, as cash has been used for operations and our interest bearing account balances have reduced.

Liquidity and capital resources at March 31, 2020

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

At March 31, 2020, we had approximately $5.0 million in cash and cash equivalents and approximately $5.5 million of working capital, compared to approximately $6.8 million in cash and cash equivalents and $7.1 million of working capital as of December 31, 2019. As of March 31, 2020, we had no liabilities outstanding other than accounts payable and accrued expenses.

Our current cash and cash equivalents of approximately $5.0 million at March 31, 2020, are not expected to be sufficient to fund operations for the twelve months from the date of this form 10-Q, based our current projections. We have applied for grants with the a number of federal agencies totaling approximately $5.5 million of which $2.5 million would be usable to partially fund our Phase 3 trial and of which we expect to defray $2.0 of currently planned trial expenses, and, although not yet received or guaranteed, we expect, assuming we receive the anticipated grant funding, to exhaust our funds in the first quarter of 2021. However, due to a significant slowing of the conduct of our trial resulting from the ongoing coronavirus pandemic, even with the receipt of grant funding, we will be unable to complete our phase three trial (to the point of reaching database lock) prior to exhausting our funds, and will need to seek additional funding, either through other grants or though potentially dilutive means. Should the anticipated grant funding not be received, we would exhaust our cash by fourth quarter of 2020 if no changes are made to our anticipated cash expenditures, by which time it would be necessary to raise additional funds in order to reach database lock, including through potentially dilutive means. There is no assurance that such funds could be raised by that time on acceptable terms. While we are experiencing limited direct financial impacts at this time resulting from the coronavirus pandemic, other than the slowing of the trial, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Moreover, if our trial activities suffer additional, significant slowing over that already anticipated due to the coronavirus pandemic, our cash runway would be required to last a longer period of time than anticipated in order to support our administrative activities during the longer trial period, which could result in us requiring significant additional funding that was not anticipated. There is no certainty that funding in the amounts needed will be available in the amounts needed on acceptable terms.

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

Cash flows

(rounded to nearest thousand)	For the Three Months Ended March 31,
	2019	2018
Provided by (used in)
Operating activities	$(1,825,000)	(1,721,000)
Investing activities	–	–
Financing activities	–	9,246,000
Net (decrease) increase in cash and cash equivalents	$1,825,000	7,525,000

Net cash used in operating activities

Net cash used by operating activities for the three months ended March 31, 2020 consists primarily of net loss adjusted for certain non-cash items (including amortization and share-based compensation), and the effect of changes in working capital and other activities. The modest increase in cash used in operating activities ($104,000) for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, despite the decrease in net loss between the same periods, is due to the larger proportion of costs in the three months ended March 31, 2019 being non-cash costs, such as equity compensation expense, compared to the three months ended March 31, 2020. Non-cash assets, such as pre-paid research and development, also increased substantially in the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Net cash provided by financing activities

Net cash provided by financing activities decreased $9,246,000 during the three months ended March 31, 2020, this decrease was attributable to the net proceeds of $8,195,000 from the follow-on public offering and warrant exercises of $1,051,000 during the three months ended March 31, 2019, while no financing activity took place in the three months ended March 31, 2020.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2019 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2019 Form 10-K.

Risks Relating to our Company

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of March 31, 2020, we had an accumulated deficit of approximately $22.9 million and as of December 31, 2019, we had an accumulated deficit of approximately $20.6 million.

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

Cash and cash equivalents at the date of this Quarterly Report on Form 10-Q will not be sufficient to fund our operations for the next twelve months, given current expectations. We will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for additional phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Coronavirus could adversely impact our business, including our clinical trials.

Since December 2019, a novel strain of coronavirus has spread to multiple countries, including countries in which we have planned or active clinical trial sites. On March 11, 2020, the World Health Organization declared the outbreak of coronavirus as a global pandemic. In response to the coronavirus pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations. As the coronavirus continues to spread around the globe, we have experienced and will likely continue to experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trial;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of our clinical trial, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trial, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trial;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the outbreak of the coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Illness resulting from coronavirus infection could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the coronavirus continues to rapidly evolve. The extent to which the coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of the coronavirus may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

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

All of the preclinical and completed clinical trials relating to our product candidate have been conducted by third parties. Although we have recruited a team that has significant experience with managing clinical trials, we have no experience as a company in conducting our own clinical trials. In part because of this lack of experience, we cannot guarantee that planned clinical trials will be completed on time, if at all. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, contract research organizations (“CROs”), or consultants. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which was increased to 3,500,000 at our 2019 Annual Stockholders Meeting, and of which of which 393,704 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At May 13, 2020, we had outstanding (i) warrants to purchase 6,669,274 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $5.38), and (ii) options to purchase 2,631,544 shares of common stock at a weighted average exercise price of $2.54 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Fluctuations in the international currency markets may significantly impact the cost of our planned Phase 3 trial.

Many of the costs associated with our planned Phase 3 trial, presently expected to require approximately $9.0 million to complete, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2020 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit	Description
10.1

Amendment to employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck (incorporate by reference to Current report on Form 8-K filed with the SEC on March 6, 2020)(File No. 001-38323)

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

ADIAL PHARMACEUTICALS, INC.

By:	/s/ William B. Stilley
Name:	William B. Stilley
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph Truluck
Name:	Joseph Truluck
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2020