Form 10-Q
period 2020-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2020-08-13
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(434) 422-9800

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ADIL	The Nasdaq Stock Market (The Nasdaq Capital Market)
Warrants	ADILW	The Nasdaq Stock Market (The Nasdaq Capital Market)

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

Number of shares of common stock outstanding as of August 13, 2020 was 13,560,957.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

i

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,623,673	$6,777,052
Prepaid research and development	668,534	536,916
Prepaid expenses and other current assets	176,763	359,499
Total Current Assets	9,468,970	7,673,467

Intangible assets, net	5,888	6,170
Total Other Assets	5,888	6,170

Total Assets	$9,474,858	$7,679,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$442,375	$190,204
Accrued expenses	239,519	348,847
Total Current Liabilities	681,894	539,051

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 13,449,603 and 10,368,352 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	13,449	10,368
Additional paid in capital	33,494,237	27,757,017
Accumulated deficit	(24,714,722)	(20,626,799)
Total Shareholders’ Equity	8,792,964	7,140,586

Total Liabilities and Shareholders’ Equity	$9,474,858	$7,679,637

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development expenses	$888,013	$1,210,436	$1,942,622	$1,897,350
General and administrative expenses	930,779	948,574	2,176,415	2,510,926
Total Operating Expenses	1,818,792	2,159,010	4,119,037	4,408,276

Loss From Operations	(1,818,792)	(2,159,010)	(4,119,037)	(4,408,276)

Other Income (Expense)
Interest income	5,182	24,603	28,614	32,981
Other income	2,500	–	2,500	–
Warrant modification expense	–	–	–	(441,763)
Total other income (expense)	7,682	24,603	31,114	(408,782)

Loss Before Provision For Income Taxes	(1,811,110)	(2,134,407)	(4,087,923)	(4,817,058)
Provision for income taxes	–	–	–	–

Net Loss	$(1,811,110)	$(2,134,407)	$(4,087,923)	$(4,817,058)

Net loss per share, basic and diluted	$(0.16)	$(0.21)	$(0.38)	$(0.52)

Weighted average shares, basic and diluted	11,292,037	10,223,704	10,894,681	9,241,828

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Equity-based compensation - stock option expense	—	—	342,007	—	342,007
Equity-based compensation - stock and warrant issuances to consultants and employees	261,251	261	345,366	—	345,627
Net loss	—	—	—	(2,276,813)	(2,276,813)
Balance, March 31, 2020	10,629,603	$10,629	$28,444,390	$(22,903,612)	$5,551,407
Equity-based compensation - stock option expense	—	—	385,648	—	385,648
Equity-based compensation - stock and warrant issuances to consultants and employees	—	—	9,804	—	9,804
Sale of common stock, net of expenses	2,820,000	2,820	4,654,395	—	4,657,215
Net loss				(1,811,110)	(1,811,110)
Balance, June 30, 2020	13,449,603	13,449	33,494,237	(24,714,722)	8,792,964

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311
Equity-based compensation - stock option expense	—	—	129,150	—	129,150
Equity-based compensation - stock issuances to consultants	93,750	94	154,750	—	154,844
Warrant modification expense	—	—	441,763	—	441,763
Sale of Common Stock & Warrants, net of expenses	2,845,000	2,845	8,192,828	—	8,195,673
Exercise of warrants	367,577	367	1,050,270	—	1,050,637
Net Loss	—	—	—	(2,682,651)	(2,682,651)
Balance, March 31, 2019	10,168,826	$10,169	$26,438,579	$(14,718,021)	$11,730,727
Equity-based compensation - stock option expense	—	—	310,210	—	310,210
Equity-based compensation - stock issuances to consultants	68,750	69	154,181	—	154,250
Exercise of warrants	4,873	4	22	—	26
Net Loss	—	—	—	(2,134,407)	(2,134,407)
Balance at June 30, 2019	10,242,449	10,242	26,903,992	(16,852,428)	10,060,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,087,923)	$(4,817,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	966,085	748,464
Non-cash warrant modification expense	—	441,763
Amortization of intangible assets	282	283
Changes in operating assets and liabilities:
Prepaid research and development expenses	(131,618)	234,273
Prepaid expenses and other current assets	182,736	162,340
Accrued expenses	7,673	292,064
Accounts payable	252,171	76,515
Net cash used in operating activities	(2,810,594)	(2,861,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	4,657,215	8,195,673
Proceeds from warrant exercise	—	1,050,663
Net cash provided by financing activities	4,657,215	9,246,336

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,846,621	6,384,980

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	6,777,052	3,869,043

CASH AND CASH EQUIVALENTS-END OF PERIOD	$8,623,673	$10,254,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Reclassification of stock-based comp from accrued expenses	$117,001	$—

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

On June 11, 2020, the Company concluded a registered direct offering of 2,820,000 shares of common stock and in a concurrent private placement the sale of warrants to purchase 2,115,000 shares of common stock at an exercise price of $2.00 per share. The shares of common stock and accompanying warrants were sold directly to the buyers at a combined at-the-market price of $1.85 for a share and three quarters warrant. Gross proceeds of the offering, totaled $5,217,000, which after offering expenses, resulted in net proceeds of $4,657,215.

2 — LIQUIDITY, GOING CONCERN AND OTHER UNCERTAINTIES

The unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has not generated any revenues. The Company has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $24.7 million as of June 30, 2020. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company believes that the existing cash and equivalents are sufficient to fund operations for at least the next twelve months following the filing of these unaudited condensed financial statements and through the third quarter of 2021.

Due to the COVID-19 pandemic, during the first and second quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment has since improved and, with the additional capital from the June offering, the Company presently projects that it will be able to reach database lock which is the endpoint of clinical activities for this trial with cash on hand. However, there continues to be uncertainties regarding the potential impact of COVID-19 on our current clinical trial and the associated cash projections. While the Company’s current estimates include the overhead costs necessary to support operations during the extended trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

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

The Company also faces the ongoing risk that the coronavirus pandemic may further slow, for an unforeseeable period, the conduct of the Company’s trial. The effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and API suppliers. The full extent to which the COVID-19 pandemic impacts the clinical development of AD04, the Company’s suppliers and other commercial partners, will depend on future developments that are still highly uncertain and cannot be predicted with confidence at this time, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2020 and 2019 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total numbers of potentially dilutive common shares that were excluded for the six and three month periods ended June 30, 2020 and 2019 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2020	2019
Warrants to purchase Common Shares, less “penny warrants” included in potentially dilutive common shares	8,782,631	6,763,240
Common Shares issuable on exercise of options	2,678,533	1,400,967
Total potentially dilutive Common Shares excluded	11,461,164	8,164,207

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

4 — ACCRUED EXPENSES

Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
Employee compensation	$149,845	$263,914
Legal and consulting services	34,709	68,056
Clinical research organization services and expenses	28,870	16,877
Manufacturing expenses	6,095	–
Minimum license royalties	20,000	–
Total accrued liabilities	$239,519	$348,847

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

On March 3, 2020, the Compensation Committee of Board of Directors of the Company awarded the Company’s executive officers, William B. Stilley, Chief Executive Officer, and Joseph Truluck, Chief Financial Officer, performance bonuses for 2019, partially paid in common stock of the Company to preserve cash, of $42,000 and $21,000 in cash, respectively, and 54,167 and 27,084 shares of the Company’s common stock, respectively, which shares are subject to a six-month contractual restriction on sale. Of the $180,002 total cost of these bonuses, $150,000 were recognized in the year ended December 31, 2019 as expected under these executives’ contracts, and the remaining $30,002 in bonus was recognized upon Board approval.

On June 11, 2020, the Company concluded a registered direct offering of 2,820,000 shares of common stock and in a concurrent private placement the sale of warrants to purchase 2,115,000 shares of common stock at an exercise price of $2.00 per share. The shares of common stock and accompanying warrants were sold directly to the buyers at a combined at-the-market price of $1.85 for a share and three quarters warrant. Gross proceeds of the offering, totaled $5,217,000, which after offering expenses, resulted in net proceeds of $4,657,215.

During the six months ended June 30, 2020, the Company issued 180,000 shares of common stock to consultants for services rendered at a total cost of $210,300.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 1,750,000 shares. On August 16, 2019, by a vote of the shareholders, the number of shares issuable under the plan was increased to 3,500,000. At June 30, 2020, the Company had issued 614,438 shares and had outstanding 2,538,847 options to purchase shares of our common stock under the 2017 equity incentive plan.

Stock Options

The following table provides the stock option activity for the six months ended June 30, 2020:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2019	1,661,466	9.14	3.38	2.38
Issued	1,255,000		1.44	1.13
Cancelled	(237,933)		3.27	2.03
Outstanding June 30, 2020	2,678,533	8.60	2.48	1.79
Outstanding June 30, 2020, vested and exercisable	833,830	8.00	$3.27	$2.42

At June 30, 2020, the intrinsic value totals of the outstanding options were $1,200.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the six months ended June 30, 2020:

June 30, 2020
Fair Value per Share	$1.36-1.48
Expected Term	5.75 years
Expected Dividend	$–
Expected Volatility	102.39-103.83%
Risk free rate	0.49-0.72%

During the six months ended June 30, 2020, 1,255,000 options to purchase shares of common stock were issued for a total cost of $1,420,505, an approximate weighted average cost of $1.13 per option, to be amortized over a service a weighted average period of three years. As of June 30, 2020, $3,060,403 in further compensation expense resulting from issued options remained to be recognized over a weighted average remaining service period of 2.07 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development options expense	54,079	98,529	140,518	141,703
Total research and development expenses	54,079	98,529	140,518	141,703
General and administrative options expense	331,569	211,681	587,137	297,657
Stock and warrants issued to consultants and employees	9,804	154,250	238,430	309,104
Total general and administrative expenses	341,373	365,931	825,567	606,761
Total stock-based compensation expense	$395,452	$464,460	$966,085	$748,464

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2019	6,669,274	4.23	$5.38	0.03
Issued	2,187,000		1.97	0.00
Exercised	–
Outstanding June 30, 2020	8,856,274	5.22	$4.53	0.01

This table includes warrant to purchase 75,000 shares of common stock issued to a consultant, with a total fair value of $77,790, calculated using the Black Scholes model assuming an underlying security value of $1.36 and volatility rate of 103.83%, a risk-free rate of 0.49%, and an expected term of 5.75 years.

During the six months ended June 30, 2020, no warrants to purchase shares of common stock were exercised.

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

During the three and six months ended June 30, 2020, the Company recognized $10,000 and $20,000 minimum license royalty expenses, respectively, under this agreement.

Clinical Research Organization (CRO)

On October 31, 2018, the Company entered into a master services agreement (“MSA”) with Crown CRO Oy (“Crown”) for contract clinical research and consulting services. The MSA has a term of five years, automatically renewed for two-year periods, unless either party gives written notice of a decision not to renew the agreement three months prior to automatic renewal. The MSA or a service agreement under it may be terminated by the Company, without penalty, on fourteen days written notice for scientific, administrative, or financial reasons, or if the purpose of the study becomes obsolete. In the event that the MSA or Service Order are terminated, Crown’s actual costs up the date of termination will be payable by the Company, but any unrealized milestones would not be owed.

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. On June 28, 2019, the Company and Crown Executed a change order to Service Agreement 1 increasing Crown’s fee from $3,324,251 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.1235 as of June 30, 2020) to $3,560,254 (€3,168,895) and rescheduling future milestone payments as shown below.

On November 21, 2018, the Company made the initial prepayment under the agreement of $505,960, after exchange to US dollars at the rate then prevailing. The fees are to be paid as milestones are reached on the following schedule. On September 30, 2019, the Company received an invoice for the 10% milestone payment associated with the first submission of a trial application to a national regulatory authority and recorded a prepaid expense of $294,124. On February 1, 2020, the first site initiation visit (“SIV”) of a study site had been completed and the second milestone of €269,938, was recognized as a prepaid expense of $299,496. On February 27, 2020, the first potential patient for the study had been screened and the third milestone payment of €269,938 was recognized as a prepaid expense of $297,013. On June 15, 2020, 50% of sites had been initiated and a fourth milestone payment of €269,938 was recognized as a prepaid expense of $302,843.

At June 30, 2020, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
30% patients randomized	10%	$303,275
60% patients randomized	10%	$303,275
100% sites initiated	10%	$303,275
100% of patients randomized	10%	$303,275
90% of case report form pages monitored	5%	$151,638
PE analysis	5%	$151,638
Database is locked	10%	$303,275

During the three and six months ended June 30, 2020, the Company recognized $367,108 and $704,611, respectively, in direct expenses associated with the Service Agreement 1, classified as R&D expense. Prepaid R&D costs were $435,498 and $214,633 at June 30, 2020 and December 31, 2019, respectively.

Service Agreement 1 also estimated approximately $2.4 million (€ 2,172,000) in pass-through costs, mostly fees to clinical investigators and sites, which will be billed as incurred and the total contingent upon individual site rate and enrollment rates. During the three and six months ended June 30, 2020, the Company recognized $44,166 and $78,285, respectively, in costs associated with fees to investigators and sites.

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO has a 30% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400. In the six months ended June 30, 2020, the rent expense associated with this lease was $4,200 and $5,600, respectively.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) continues unaffected. The total expense to the Company under this agreement was $93,750 and $187,500 in the three and six months ended June 30, 2020, respectively.

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

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining services and to fix the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. In the three and six months ended June 30, 2020, the Company recognized $36,520 and $89,428, respectively, in expenses associated with this vendor agreement. As of June 30, 2020, the Company had recognized $128,492 in expenses, of which $89,428 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $130,395 associated with this vendor agreement.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At June 30, 2020, the Company did not have any pending legal actions.

8 — SUBSEQUENT EVENTS

On July 23, 2020, the Company issued 35,000 shares of common stock to consultants at a market cost of $1.42 per share.

On August 5, 2020, the Company issued 75,000 shares of common stock to consultants at a market cost of $1.92 per share.

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

The active pharmaceutical agent in AD04, our lead investigational new drug product, is ondansetron (the active ingredient in Zofran®), which was granted FDA approval in 1991 for nausea and vomiting post-operatively and after chemotherapy or radiation treatment and is now commercially available in generic form. In studies of Zofran®, conducted as part of its FDA review process, ondansetron was given acutely at dosages up to almost 100 times the dosage expected to be formulated in AD04 with the highest doses of Zofran® given intravenously (“i.v.”), which results in approximately 160% of the exposure level as oral dosing. Even at high doses given i.v. the studies found that ondansetron is well-tolerated and results in few adverse side effects at the currently marketed doses, which reach more than 80 times the AD04 dose and are given i.v. The formulation dosage of ondansetron used in our drug candidate in our Phase 3 clinical trial has the potential advantage that it contains a much lower concentration of ondansetron than the generic formulation/dosage that has been used in prior clinical trials, is dosed orally, and is available with use of a companion diagnostic genetic biomarker. Our development plan for AD04 is designed to demonstrate both the efficacy of AD04 in the genetically targeted population and the safety of ondansetron when administered chronically at the AD04 dosage. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron at any dosage for long-term use as anticipated in our Phase 3 clinical trial.

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

We have incurred net losses in each year since our inception, including net losses of approximately $8.6 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively. We have incurred net losses of $1.8 million and $2.1 million in the three months ended June 30, 2020 and 2019, respectively, and incurred net losses of $4.1 million and $4.8 million in the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of approximately $24.7 million and $20.6 million as of June 30, 2020 and December 31, 2019, respectively. Substantially all our operating losses in these periods resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

In March 2020, the World Health Organization declared SARS-CoV-2 (Severe Acute Respiratory Syndrome-Coronavirus 2), the virus that causes COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and its related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses. With the global spread of the ongoing coronavirus pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the coronavirus pandemic on its business. Due to the COVID-19 pandemic, during the first and second quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment. Although enrollment has since improved, we cannot guarantee that enrollment will not once again be further impacted by COVID-19 or other factors outside of our control. We anticipate that the coronavirus pandemic will continue to have an impact on the clinical development timeline of AD04. The extent to which the coronavirus pandemic impacts our business, the clinical development of AD04, the business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, and business closure requirements in the United States, Europe, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing coronavirus pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

We estimate the total cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to be approximately $9.1 million, of which approximately $2.9 million has already been incurred or been pre-paid, leaving approximately $6.2 million in direct trial expenses that we will be required to pay in the future. Having recently completed raising additional funds, we had, as of June 30, 2020, approximately $8.6 million in cash and cash equivalents, which are presently projected to be sufficient to reach the point of database lock in our current trial. However, as a result the ongoing coronavirus pandemic, which is expected to continue, our projections face a high degree of uncertainly. Although enrollment has since improved, we cannot guarantee that enrollment will not once again be further impacted by COVID-19 or other factors outside of our control and further delays in trial recruitment, disruption to our vendors, or action by public health authorities in any of the jurisdictions in which our trial is being conducted, could make our cash on hand insufficient to reach database lock. Therefore, although we are currently experiencing limited financial impact resulting from the coronavirus pandemic, due to the impact on our clinical trial timelines, whether the grant funding for which we have applied is received or not, additional funds may be needed to be raised in order for us to reach database lock. There is no assurance that the funds necessary to fund our direct trial costs, plus company overhead, could be raised by us on acceptable terms before we exhaust our funds. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Moreover, if our trial activities are further slowed due to the coronavirus pandemic, our cash runway would be required to last a longer period of time than anticipated in order to support our administrative activities during extended trial period, which could result in us requiring significant additional funding that was not anticipated, which we would need to satisfy with additional funding, either through other grants or through potentially dilutive means. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

●	our ability to recruit the necessary patients that meet our enrollment criteria in a timely manner;

●	the progress and cost of our research and development activities;

●	the number and scope of our research and development programs;

●	the progress and cost of our preclinical and clinical development activities;

●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

●	our ability to achieve our milestones under licensing arrangements;

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;

●	the costs and timing of regulatory approvals; and

●	changes in the value of the Euro relative to the US Dollar.

Additional funds are expected to be raised through grants, partnerships with other pharmaceutical companies or through additional debt or equity financings. We expect the second Phase 3 Trial to cost approximately $20 million, such estimate subject to the factors stated above. Up to $10 million in additional other development expenses is expected to be required, which may also be affected by the factors above.

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

Recent Developments

In July 2020, we announced that we had received approval to commence our ONWARD™ Phase 3 clinical trial of AD04 for the treatment of AUD in Croatia. As a result, we have secured approvals to run the trial in all of the Scandinavian and Eastern European countries in which we intend to run the trial.

Results of operations for the three months ended June 30, 2020 and 2019 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended June 30,		Change
	2020	2019	(Decrease)
Research and development expenses	$888,000	$1,210,000	$(322,000)
General and administrative expenses	931,000	949,000	(18,000)
Total Operating Expenses	1,819,000	2,159,000	(340,000)

Loss From Operations	(1,819,000)	(2,159,000)	340,000

Interest Income	5,000	25,000	(20,000)
Other Income	3,000	–	3,000
Warrant modification expense	-	–	–
Total other income (expenses)	8,000	25,000	(17,000)

Net Loss	$(1,811,000)	$(2,134,000)	$323,000

Research and development (“R&D”) expenses

R&D expenses decreased by approximately 322,000 (27%) during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was primarily due to reduced consulting expenses, the startup period of the clinical trial having been completed, and reduced drug product manufacturing expenses associated with a major drug product manufacturing project in the second quarter of 2019.

General and administrative expenses (“G&A”) expenses

G&A expenses decreased by approximately 18,000 (2%) in the three months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was due to slightly decreased G&A expenses across most categories, especially of legal and G&A-directed labor, including Board Compensation.

Total Other income (expenses)

Total other income decreased by 17,000 (68%) in the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. This was due to primarily to a significant decrease in government bond yields during the sharp recession of the first half of 2020, the Company’s cash being held primarily in money market funds that invest in such securities.

Results of operations for the six months ended June 30, 2020 and 2019 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Six Months Ended June 30,		Change
	2020	2019	(Decrease)
Research and development expenses	$1,943,000	$1,897,000	$46,000
General and administrative expenses	2,176,000	2,511,000	(335,000)
Total Operating Expenses	4,119,000	4,408,000	(289,000)

Loss From Operations	(4,119,000)	(4,408,000)	289,000

Interest Income	29,000	33,000	(4,000)
Other income	3,000	–	3,000
Warrant modification expense	–	(442,000)	442,000
Total other income (expenses)	32,000	(409,000)	441,000

Net Loss	$(4,087,000)	$(4,817,000)	$730,000

Research and development (“R&D”) expenses

R&D expenses increased by approximately 46,000 (2%) during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was due increased clinical trial activity as sites began to be activated in Q1 and Q2 of 2020 and was offset by a decrease in manufacturing expenses associated with a wind up of a drug product manufacturing project in Q2 2019.

General and administrative expenses (“G&A”) expenses

G&A expenses decreased by approximately 335,000 (13%) in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was due to the costs of significant, one time, performance and recruitment bonus paid in the first quarter of 2019 offset by increases in G&A expenses across most categories, especially of legal, business consulting, and G&A-directed labor.

Total Other income (expenses)

Total other income increased by 441,000 (108%) in the six months ended June 30, 2020, from an expense of 409,000 to other income of $32,000, when compared to the six months ended June 30, 2019. This was due to the presence in the first quarter of 2019 of a large warrant modification expense.

Liquidity and capital resources at June 30, 2020

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

On June 11, 2020, we concluded a registered direct offering of 2,820,000 shares of common stock and in a concurrent private placement the sale of warrants to purchase 2,115,000 shares of common stock at an exercise price of $2.00 per share. The shares of common stock and accompanying warrants were sold directly to the buyers at a combined at-the-market price of $1.85 for a share and three quarters warrant. Gross proceeds of the offering, totaled $5,217,000, which after offering expenses, resulted in net proceeds of $4,657,215.

At June 30, 2020, we had approximately $8.6 million in cash and cash equivalents and approximately $8.8 million of working capital, compared to approximately $6.8 million in cash and cash equivalents and $7.1 million of working capital as of December 31, 2019. As of June 30, 2020, we had no liabilities outstanding other than accounts payable and accrued expenses.

Our current cash and cash equivalents of approximately $8.6 million at June 30, 2020, are expected to be sufficient to fund operations for the twelve months from the date of this form 10-Q and through the third quarter of 2021, based our current projections, and are presently projected to be sufficient to reach the point of database lock in our current trial. However, as a result of the ongoing coronavirus pandemic, which is expected to continue, our projections face a high degree of uncertainly. Further delays in trial recruitment, disruption to our vendors, or action by public health authorities in any of the jurisdictions in which our trial is being conducted, could make our cash on hand insufficient to reach database lock. Therefore, although we are currently experiencing limited financial impact resulting from the coronavirus pandemic, due to the impact on our clinical trial timelines, additional funds may need to be raised in order for us to reach database lock. There is no assurance that such funds could be raised by that time on acceptable terms. While we are experiencing limited direct financial impacts at this time resulting from the coronavirus pandemic and trail recruitment is no longer delayed, other than the slowing of the trial due to regulatory delays resulting from the pandemic , given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Moreover, if our trial activities suffer additional, significant slowing over that already anticipated due to the coronavirus pandemic, our cash runway would be required to last a longer period of time than anticipated in order to support our administrative activities during the longer trial period, which could result in us requiring significant additional funding that was not anticipated. There is no certainty that funding in the amounts needed will be available in the amounts needed on acceptable terms.

We will also require additional financing as we continue to execute our overall business strategy, including an estimated $20 million for a second phase three trial and up to $10 million in additional other development expenses. Our liquidity may be negatively impacted as a result of research and development costs, increases in addition to general economic and industry factors. We anticipate that, our future liquidity requirements will be funded through the incurrence of indebtedness, additional equity financings or a combination. In addition, we may raise additional funds through grants and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Cash flows

(rounded to nearest thousand)	For the Six Months Ended June 30,
	2020	2019
Provided by (used in)
Operating activities	$(2,811,000)	(2,861,000)
Investing activities	–	–
Financing activities	4,657,000	9,246,000
Net (decrease) increase in cash and cash equivalents	$1,846,000	6,385,000

Net cash used in operating activities

Net cash used by operating activities for the six months ended June 30, 2020 consists primarily of net loss adjusted for certain non-cash items (including amortization and share-based compensation), and the effect of changes in working capital and other activities. The modest decrease in cash used in operating activities ($50,000) for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, despite the decrease in net loss between the same periods, is due to the larger proportion of costs in the six months ended June 30, 2019 being non-cash costs, such as equity compensation expense, compared to the six months ended June 30, 2020. Non-cash assets, such as pre-paid research and development, also increased substantially in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities decreased $4,589,000 during the six months ended June 30, 2020, this decrease was attributable to the net proceeds of $8,195,000 from the follow-on public offering and warrant exercises of $1,051,000 during the six months ended June 30, 2019, while fundraising that took place in the second quarter of 2020 was more limited in scope, netting $4,657,000.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of June 30, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of June 30, 2020, we had an accumulated deficit of approximately $24.7 million and as of December 31, 2019, we had an accumulated deficit of approximately $20.6 million.

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

If we do not succeed in raising additional funds from grants or from other sources on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. Our cash on hand presently appears to be sufficient to reach the database lock within our ongoing Phase 3 trial. However, due to the coronavirus pandemic, our projects are subject to an unusual level of uncertainty. If our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

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

Since December 2019, a novel strain of coronavirus has spread to multiple countries, including countries in which we have active clinical trial sites. On March 11, 2020, the World Health Organization declared the outbreak of coronavirus as a global pandemic. In response to the coronavirus pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations. As the coronavirus continues to spread around the globe, we have experienced and will likely continue to experience disruptions that could severely impact our business and clinical trials, including:

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which was increased to 3,500,000 at our 2019 Annual Stockholders Meeting, and of which of which 246,382 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline. We are seeking stockholder approval of an additional increase of 2,000,000 shares at our 2002 Annual Meeting of Stockholders.

At August 13, 2020, we had outstanding (i) warrants to purchase 8,854,920 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.54), and (ii) options to purchase 2,668,866 shares of common stock at a weighted average exercise price of $2.54 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On May 15, 2020, the Company issued to a consultant, in consideration for services, warrant for the purchase of 72,000 shares of common stock, with an exercise price of $1.30 per share. The issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as a transaction not involving a public offering.

Other than as disclosed above, we did not sell any equity securities during the six months ended June 30, 2020 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit	Description
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Current report on Form 8-K filed with the SEC on June 10, 2020)(File No. 001-38323)

10.1	Placement Agency Agreement dated June 9, 2020 (incorporated by reference to Current report on Form 8-K filed with the SEC on June 10, 2020)(File No. 001-38323)

10.2	Form of Securities Purchase Agreement dated June 9, 2020(incorporated by reference to Current report on Form 8-K filed with the SEC on June 10, 2020)(File No. 001-38323)

31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

*	Filed herewith

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

Dated: August 13, 2020