Form 10-Q
period 2020-09-30
ADIAL PHARMACEUTICALS, INC.
filed 2020-11-13
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of common stock outstanding as of November 13, 2020 was 14,218,100.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Report, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” ’‘targets,” “projects,” “contemplates,” ’‘believes,” “seeks,” “goals,” “estimates,” ’‘predicts,” ’‘potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Report and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2020 (“2019 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Report, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

i

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$7,365,154	$6,777,052
Prepaid research and development	214,409	536,916
Prepaid expenses and other current assets	592,829	359,499
Total Current Assets	8,172,392	7,673,467

Intangible assets, net	5,747	6,170
Total Other Assets	5,747	6,170

Total Assets	$8,178,139	$7,679,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$247,400	$190,204
Accrued expenses	845,594	348,847
Total Current Liabilities	1,092,994	539,051

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 14,218,100 and 10,368,352 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	14,218	10,368
Additional paid in capital	35,121,468	27,757,017
Accumulated deficit	(28,050,541)	(20,626,799)
Total Shareholders’ Equity	7,085,145	7,140,586

Total Liabilities and Shareholders’ Equity	$8,178,139	$7,679,637

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating Expenses:
Research and development expenses	1,847,178	864,280	3,789,800	2,761,630
General and administrative expenses	1,491,173	881,462	3,667,588	3,392,388
Total Operating Expenses	3,338,351	1,745,742	7,457,388	6,154,018

Loss From Operations	(3,338,351)	(1,745,742)	(7,457,388)	(6,154,018)

Other Income (Expense)
Interest income	2,532	29,859	31,146	62,840
Other income	–	–	2,500	–
Warrant modification expense	–	–	–	(441,763)
Total other income (expense)	2,532	29,859	33,646	(378,923)

Loss Before Provision For Income Taxes	(3,335,819)	(1,715,883)	(7,423,742)	(6,532,941)
Provision for income taxes	–	–	–	–

Net Loss	$(3,335,819)	$(1,715,883)	$(7,423,742)	$(6,532,941)

Net loss per share, basic and diluted	$(0.24)	$(0.17)	$(0.63)	$(0.68)

Weighted average shares, basic and diluted	13,646,153	10,252,458	11,825,179	9,599,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Equity-based compensation - stock option expense	—	—	342,007	—	342,007
Equity-based compensation - stock and warrant issuances to consultants and employees	261,251	261	345,366	—	345,627
Net loss	—	—	—	(2,276,813)	(2,276,813)
Balance, March 31, 2020	10,629,603	$10,629	$28,444,390	$(22,903,612)	$5,551,407
Equity-based compensation - stock option expense	—	—	385,648	—	385,648
Equity-based compensation - stock and warrant issuances to consultants and employees	—	—	9,804	—	9,804
Sale of common stock, net of expenses	2,820,000	2,820	4,654,395	—	4,657,215
Net loss				(1,811,110)	(1,811,110)
Balance, June 30, 2020	13,449,603	$13,449	$33,494,237	$(24,714,722)	$8,792,964
Equity-based compensation - stock option expense	—	—	348,185	—	348,185
Equity-based compensation - stock and warrant issuances to consultants and employees	185,000	185	329,622	—	329,807
Sale of common stock, net of expenses	357,143	357	499,643	—	500,000
Exercise of Warrants	226,354	227	449,781	—	450,008
Net loss	—	—	—	(3,335,819)	(3,335,819)
Balance, September 30, 2020	14,218,100	$14,218	$35,121,468	$(28,050,541)	$7,085,145

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311
Equity-based compensation - stock option expense	—	—	129,150	—	129,150
Equity-based compensation - stock issuances to consultants	93,750	94	154,760	—	154,854
Warrant modification expense	—	—	441,763	—	441,763
Sale of Common Stock & Warrants	2,845,000	2,845	9,243,404	—	9,246,249
Offering Issuance Cost	—	—	(1,050,576)	—	(1,050,576)
Exercise of warrants	367,577	367	1,050,270	—	1,050,637
Net Loss	—	—	—	(2,682,651)	(2,682,651)
Balance, March 31, 2019	10,168,826	$10,169	$26,438,589	$(14,718,021)	$11,730,737
Equity-based compensation - stock option expense	—	—	310,210	—	310,210
Equity-based compensation - stock issuances to consultants	68,750	69	154,181	—	154,250
Exercise of warrants	4,873	4	22	—	26
Net Loss	—	—	—	(2,134,407)	(2,134,407)
Balance at June 30, 2019	10,242,449	10,242	26,903,002	(16,852,428)	10,060,816
Equity-based compensation - stock option expense	—	—	313,619	—	313,619
Equity-based compensation - stock issuances to consultants	18,750	19	71,231	—	71,250
Exercise of warrants	33,661	34	144	—	178
Net Loss	—	—	—	(1,715,883)	(1,715,883)
Balance at September 30, 2019	10,294,860	$10,295	$27,287,996	$(18,568,311)	$8,729,980

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,423,742)	$(6,532,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,644,077	1,133,333
Non-cash warrant modification expense	—	441,763
Amortization of intangible assets	423	424
Changes in operating assets and liabilities:
Prepaid research and development expenses	322,507	45,905
Prepaid expenses and other current assets	(233,330)	(193,332)
Accrued expenses	613,748	133,995
Accounts payable	57,196	384,977
Net cash used in operating activities	(5,019,121)	(4,585,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	5,157,215	8,195,673
Proceeds from warrant exercise	450,008	1,050,841
Net cash provided by financing activities	5,607,223	9,246,514

NET INCREASE IN CASH AND CASH EQUIVALENTS	588,102	4,660,638

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	6,777,052	3,869,043

CASH AND CASH EQUIVALENTS-END OF PERIOD	$7,365,154	$8,529,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Reclassification of stock-based comp from accrued expenses	$117,001	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (the “Company” or “Adial”) was converted from a limited liability company formed under the name ADial Pharmaceuticals, LLC, formed on November 23, 2010 in the Commonwealth of Virginia to a corporation and reincorporated in Delaware on October 1, 2017. Adial is presently engaged in the development of medications for the treatment of addictions and related disorders.

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

On June 11, 2020, the Company concluded a registered direct offering of 2,820,000 shares of common stock and in a concurrent private placement the sale of warrants to purchase 2,115,000 shares of common stock at an exercise price of $2.00 per share. The shares of common stock and accompanying warrants were sold at a combined at-the-market price of $1.85 for a share and three quarters warrant. Gross proceeds of the offering, totaled $5,217,000, which after offering expenses, resulted in net proceeds of $4,657,215.

On September 21, 2020, the Company concluded a private placement of 357,143 shares of common stock at an above market price of $1.40 per share. Gross proceeds of the offering totaled $500,000, with no material expenses.

2 — LIQUIDITY, GOING CONCERN AND OTHER UNCERTAINTIES

The unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $28.1 million as of September 30, 2020. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed financial statements, though the Company expects cash on hand to be sufficient to fund operations to the end of the third quarter of 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Due to the COVID-19 pandemic, during the first three quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment has since improved, though enrollment in higher cost sites in Scandinavia have recovered more quickly than in lower cost sites in Central and Eastern Europe. The Company presently projects completion of its phase three trial near the end of the fourth quarter of 2021. These delays, and increasing trial costs, mean that cash on hand is no longer projected to be sufficient to reach database lock, if present trends continue. There continues to be uncertainties regarding the potential impact of COVID-19 on our clinical trial and the associated cash projections. While the Company’s current estimates include the overhead costs necessary to support operations during the extended trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

The Company’s plans include raising additional capital from various potential sources, including equity and/or debt financings, grant funding, and strategic relationships. Although management is actively pursuing financing and other strategic plans, there are no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Other Uncertainties

Generally, the industry in which the Company operates subjects the Company to a number of other risks and uncertainties that can affect its operating results and financial condition. Such factors include, but are not limited to: the timing, costs and results of clinical trials and other development activities versus expectations; the ability to obtain regulatory approval to market product candidates; the ability to manufacture products successfully; competition from products sold or being developed by other companies; the price of, and demand for, Company products once approved; the ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products.

The Company also faces the ongoing risk that the coronavirus pandemic may further slow, for an unforeseeable period, the conduct of the Company’s trial. The effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and supplier of our active pharmaceutical ingredient. The full extent to which the COVID-19 pandemic impacts the clinical development of AD04, the Company’s suppliers and other commercial partners, will depend on future developments that are still highly uncertain and cannot be predicted with confidence at this time, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Reclassification

Certain prior year and prior quarter amounts have been reclassified for consistency with the current presentation. These reclassifications had no effect on the reported results of operations.

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

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials, and income tax asset realization. In particular, the recognition of clinical trial costs is dependent on our own judgement, as well as the judgment of our contractors and subcontractors in their reporting of information to us.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the nine and three month periods ended September 30, 2020 and 2019 were as follows:

	Potentially Dilutive Common Shares Outstanding September 30,
	2020	2019
Warrants to purchase Common Shares, less “penny warrants” included in potentially dilutive common shares	8,557,631	6,689,579
Common Shares issuable on exercise of options	2,668,866	1,400,967
Total potentially dilutive Common Shares excluded	11,226,497	8,090,546

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

4 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Employee compensation	$182,477	$263,914
Legal and consulting services	28,827	68,056
Clinical research organization services and expenses	590,290	16,877
Manufacturing expenses	14,000	–
Minimum license royalties	30,000	–
Total accrued expenses	$845,594	$348,847

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

On July 31, 2020, warrants to purchase 1,354 shares at an exercise price of $0.005 per share were exercised for a cash payment of $8.

On September 21, 2020, the Company concluded a private placement of 357,143 unregistered shares of common stock and above market price of $1.40 per share. Gross proceeds of the offering, totaled $500,000, with no material expenses.

On September 29, 2020, previously registered warrants to purchase 225,000 shares at an exercise fee of $2.00 per share were exercised for a total of $450,000.

During the nine months ended September 30, 2020, the Company issued 446,251 shares of common stock to consultants for services rendered and to employees at a total cost of $655,827.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 1, 2020, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 5,500,000. At September 30, 2020, the Company had issued 799,438 shares and had outstanding 2,529,180 options to purchase shares of our common stock under the 2017 Equity Incentive Plan.

Stock Options

The following table provides the stock option activity for the nine months ended September 30, 2020:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2019	1,661,466	9.14	3.38	2.38
Issued	1,255,000		1.44	1.13
Cancelled	(247,600)		3.27	2.04
Outstanding September 30, 2020	2,668,866	8.34	2.48	1.78
Outstanding September 30, 2020, vested and exercisable	1,037,227	7.85	$2.63	$2.22

At September 30, 2020, the intrinsic value totals of the outstanding options were $1,051,006.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the nine months ended September 30, 2020:

September 30, 2020
Fair Value per Share	$1.36-1.48
Expected Term	5.75 years
Expected Dividend	$–
Expected Volatility	102.39-103.83%
Risk free rate	0.49-0.72%

During the nine months ended September 30, 2020, 1,255,000 options to purchase shares of common stock were granted at a fair value of $1,420,505, an approximate weighted average fair value of $1.13 per option, to be amortized over a service a weighted average period of three years. As of September 30, 2020, $2,688,650 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.82 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development options expense	56,458	99,612	196,976	241,315
Total research and development expenses	56,458	99,612	196,976	241,315
General and administrative options expense	291,727	214,007	878,864	511,664
Stock and warrants issued to consultants and employees	329,807	71,250	685,238	380,354
Total general and administrative expenses	621,534	285,257	1,564,102	892,018
Total stock-based compensation expense	$677,992	$384,869	$1,761,078	$1,133,333

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2019	6,669,274	4.23	$5.38	0.03
Issued	2,187,000		1.98
Exercised	(226,354)		1.99
Outstanding September 30, 2020	8,629,920	4.88	$4.61	0.08

This table includes warrant to purchase 72,000 shares of common stock issued to a consultant, with a total fair value of $73,914 at time of issue, calculated using the Black Scholes model assuming an underlying security value of $1.30 and volatility rate of 103.83%, a risk-free rate of 0.49%, and an expected term of 5.75 years.

During the nine months ended September 30, 2020, 226,354 warrants to purchase shares of common stock were exercised for total proceeds of $450,008.

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

During the three and nine months ended September 30, 2020, the Company recognized $10,000 and $30,000 minimum license royalty expenses, respectively, under this agreement.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. On June 28, 2019, the Company and Crown Executed a change order to Service Agreement 1 increasing Crown’s fee from $3,470,713 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.173 as of September 30, 2020) to $3,717,114 (€3,168,895) and rescheduling future milestone payments as shown below.

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

At September 30, 2020, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
30% patients randomized	10%	$316,637
60% patients randomized	10%	$316,637
100% sites initiated	10%	$316,637
100% of patients randomized	10%	$316,637
90% of case report form pages monitored	5%	$158,319
PE analysis	5%	$158,319
Database is locked	10%	$316,637

During the three and nine months ended September 30, 2020, the Company recognized $661,867 and $1,366,478 respectively, in direct expenses associated with the Service Agreement 1, classified as R&D expense. Prepaid R&D costs were $214,633 at December 31, 2019, but on September 30, 2020 the Company had an accrued expense liability of $226,369.

Service Agreement 1 also estimated approximately $2.5 million (€2,172,000) in pass-through costs, mostly fees to clinical investigators and sites, which will be billed as incurred and the total contingent upon individual site rate and enrollment rates. Based on current enrollment rates and the various active clinical sites, the Company has increased its total estimated future site costs by €344,768 to a total of approximately $2.9 million (€2,516,768), an estimate that could increase or decrease based on changes to individual site enrollment rates. During the three and nine months ended September 30, 2020, the Company recognized $362,188 and $440,473, respectively, in costs associated with fees to investigators and sites.

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO has a 30% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400. During the three and nine months ended September 30, 2020, the rent expense associated with this lease was $4,200 and $9,800, respectively.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) and 2017 Equity Incentive Plan continue unaffected. The total expense to the Company under this agreement was $93,750 and $281,250 in the three and nine months ended September 30, 2020, respectively.

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

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered as of the Amendment date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining fees owed for services and fixed the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. On August 19, 2020, we entered into a Lock-Up Agreement Extension and Right of First Refusal with Dr. Johnson (the “Lock-Up Extension”), which amended the Lock-Up Agreement that had been entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of the Company’s common stock. During the three and nine months ended September 30, 2020, the Company recognized $18,628 and $108,056, respectively, in expenses associated with this vendor agreement. As of September 30, 2020, the Company had recognized $147,120 in expenses, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767 associated with this vendor agreement.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At September 30, 2020, the Company did not have any pending legal actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited financial statements and the notes presented herein included in this Report and the audited financial statements and the other information set forth in the 2019 Form 10-K. ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2019 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We are a clinical-stage biopharmaceutical company currently focused on the development of a therapeutic agent for the treatment of alcohol use disorder (“AUD”) using our lead investigational new drug product, AD04, a selective serotonin-3 antagonist (a “5-HT3 antagonist”). The active ingredient in AD04 is ondansetron, which is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have commenced a Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol. We are also exploring expanding or portfolio in the field of addiction.

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

We have devoted substantially all of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. Though we have entered into a revenue sharing agreement for the sales of a third-party-produced approved testing product, we currently do not have any Company-developed products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Report, we have funded our operations primarily through the private placement of debt and equity securities and most recently, our initial public offering and follow-on offering.

We have incurred net losses in each year since our inception, including net losses of approximately $8.6 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively. We have incurred net losses of $3.3 million and $1.7 million in the three months ended September 30, 2020 and 2019, respectively, and incurred net losses of $7.4 million and $6.5 million in the nine months ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of approximately $28.1 million and $20.6 million as of September 30, 2020 and December 31, 2019, respectively. Substantially all our operating losses in these periods resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

In March 2020, the World Health Organization declared SARS-CoV-2 (Severe Acute Respiratory Syndrome-Coronavirus 2), the virus that causes COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and its related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. It has also disrupted the normal operations of many businesses. With the global spread of the ongoing coronavirus pandemic in the first quarter of 2020, we have implemented business continuity plans designed to address and mitigate the impact of the coronavirus pandemic on its business. Due to the COVID-19 pandemic, during the first and second quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment. Although enrollment has since somewhat improved, we cannot guarantee that enrollment will not once again be further impacted by COVID-19 or other factors outside of our control. Enrollment in higher cost sites in Scandinavia have recovered more quickly than in lower cost sites in Central and Eastern Europe, resulting in increased patient enrollment costs. We anticipate that the coronavirus pandemic will continue to have an impact on the clinical development timeline of AD04. The extent to which the coronavirus pandemic impacts our business, the clinical development of AD04, the business of our suppliers and other commercial partners, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing, and business closure requirements in the United States, Europe, and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing coronavirus pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

We estimate the total cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to be approximately $10.1 million, of which approximately $3.7 million has already been incurred or been pre-paid, leaving approximately $6.4 million in direct trial expenses that we will be required to pay in the future. However, as a result the ongoing coronavirus pandemic, which is expected to continue, our projections face a high degree of uncertainty. Delays, and increasing trial costs, mean that cash on hand is no longer projected to be sufficient to reach database lock, if present trends continue. Although enrollment has since improved, we cannot guarantee that enrollment will not once again be further impacted by COVID-19 or other factors outside of our control and further delays in trial recruitment, material changes in foreign exchange rates, disruption to our vendors, or action by public health authorities in any of the jurisdictions in which our trial is being conducted, could make our cash on hand insufficient to reach database lock. Therefore, although the financial impact from the coronavirus pandemic has been limited to larger than expected enrollment costs in certain countries, due to the likely impact on our clinical trial timelines additional funds may need to be raised in order for us to reach database lock. There is no assurance that the funds necessary to fund our direct trial costs, plus company overhead, could be raised by us on acceptable terms before we exhaust our funds. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Moreover, if our trial activities are further slowed due to the coronavirus pandemic, our cash runway would be required to last a longer period of time than anticipated in order to support our administrative activities during extended trial period, which could result in us requiring significant additional funding that was not anticipated, which we would need to satisfy with additional funding, either through other grants or through potentially dilutive means. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

●	our ability to recruit the necessary patients that meet our enrollment criteria in a timely manner or at anticipated costs;

●	the progress and cost of our research and development activities;

●	the number and scope of our research and development programs;

●	the progress and cost of our preclinical and clinical development activities;

●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

●	our ability to achieve our milestones under licensing arrangements;

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;

●	the costs and timing of regulatory approvals; and

●	changes in the value of the Euro relative to the US Dollar.

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

Recent Clinical Developments

AD04

In July 2020, we announced that we had received approval to commence our ONWARD™ Phase 3 clinical trial of AD04 for the treatment of AUD in Croatia. As a result, we have secured approvals to run the trial in all of the Scandinavian and Eastern European countries in which we intend to run the trial.

On September 14, 2020, we announced that we filed with the FDA to take our Investigational New Drug (IND) Application for the use of our lead product candidate, AD04, as a treatment for Alcohol Use Disorder (AUD) off inactive status with the FDA. We had previously placed our IND on inactive status to focus on the landmark ONWARD™ Phase 3 pivotal trial currently underway in Europe. The reactivation submission of the IND was intended to accelerate clinical activity supportive of preparing AD04 for a New Drug Application (NDA) filing with the FDA in the United States and to enable the filing of requests with the FDA for one or more of the FDA expedited review programs. On October 21,2020, we announced that we received notice that the FDA has reactivated the IND application and lifted the clinical hold.

On September 25, 2020, we announced the submission of a formal request to the FDA in support for eligibility of AD04 for an FDA expedited review program.

On November 3, 2020, we announced the following highlighted updates on our ONWARD™ Phase 3 pivotal trial:

●	All 25 planned investigative sites are active.

●	40% of expected trial patient screenings have been completed and the trial is more than 25% enrolled relative to planned enrollment.

●	The enrollment rate has increased for four consecutive months and the trial is projected to be fully enrolled during Q2 2021.

●	Data readout is expected in Q4 2021 or earlier.

●	AD04 has been well tolerated with no serious adverse events having been reported.

COVID-19 rapid antibody test kits

During the second quarter of 2020, we began distributing COVID-19 rapid test kits. On August 6, 2020, we announced that we had entered into a distribution agreement with an independent sales and marketing firm, to act as a third-party agent to us for the sale and distribution of Rapid Result COVID-19 antibody test kits (“Tests”), which test for the antibodies indicating potential previous exposure and possible resistance to COVID-19. Though no significant revenue has yet been received under the Agreement, the independent sales and marketing firm will sell and distribute Tests under a profit-sharing arrangement with us, which may result in additional revenues being received.

On September 29, 2020, we announced that the FDA has issued emergency use authorization for the Assure/FaStep® COVID-19 IgG/IgM Rapid Test Device, the test kit that we have been distributing a serology (antibody) point-of-care test for COVID-19 using fingerstick blood samples as compared with other approved tests that only utilize serum, plasma, or a venous blood draw.

Recent Financial Results

On September 21, 2020, we entered into a securities purchase agreement with Bespoke pursuant to which we sold to Bespoke 357,143 restricted shares of our common stock for an aggregate purchase price of $500,000.

Results of operations for the three months ended September 30, 2020 and 2019 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended September 30,		Change
	2020	2019	(Decrease)
Research and development expenses	1,847,000	864,000	983,000
General and administrative expenses	1,491,000	881,000	610,000
Total Operating Expenses	3,338,000	1,745,000	1,593,000

Loss From Operations	(3,338,000)	(1,745,000)	(1,593,000)

Interest income	3,000	30,000	(27,000)
Total other income (expenses)	3,000	30,000	(27,000)

Net Loss	$(3,335,000)	$(1,715,000)	$(1,620,000)

Research and development (“R&D”) expenses

Research and development expenses increased by approximately $983,000 (114%) from approximately $864,000 to approximately $1,847,000 during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This change was primarily due to a large increase in direct trial expenses (approximately $1,148,000) consisting of CRO fees and expenses and site fees with an increase in trial sites open to enrollment, offset by decreases in regulatory consulting fees due to decreased trial preparation time, decreased compensation expense for R&D employees, and decreased license expenses. During the quarter ended September 30, 2020, patient enrollment costs increased as a result of the impact of the COVID pandemic resulting in the opening of higher cost sites in Scandinavia as opposed lower cost sites in Central and Eastern Europe.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $610,000 (69%) from $881,000 to $1,491,000 during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was due to increased expense in a number of areas, including business development (approximately $120,000), public and shareholder relations (approximately $58,000), cash compensation with modest increases to headcount and salaries (approximately $47,000), and equity compensation expense (approximately $281,000) with the increased use of option and share grants.

Total Other income (expenses)

During the three months ended September 30, 2020, total other income decreased by approximately $27,000 (90%) from $30,000 to $3,000 as compared to the three months ended September 30, 2019. This was entirely due to a substantial reduction in interest income, resulting from the combination of substantially lower money market returns during the COVID-19 pandemic and somewhat reduced cash balances as the Company expended capital in the course of completing its trial.

Results of operations for the Nine months ended September 30, 2020 and 2019 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Nine Months Ended September 30,		Change
	2020	2019	(Decrease)
Research and development expenses	3,790,000	2,762,000	1,028,000
General and administrative expenses	3,668,000	3,392,000	276,000
Total Operating Expenses	7,458,000	6,154,000	1,304,000

Loss From Operations	(7,458,000)	(6,154,000)	(1,301,000)

Interest income	31,000	63,000	(32,000)
Other income	3,000	–	3,000
Warrant modification expense	–	(442,000)	442,000
Total other income (expenses)	34,000	(379,000)	413,000

Net Loss	$(7,424,000)	$(6,533,000)	$(891,000)

Research and development (“R&D”) expenses

During the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, research and development expenses increased $1,028,000 (37%) from $2,762,000 to $3,790,000. This increase was due to the large increase of direct trial expenses in the form of CRO fees and expenses and site fees realized (approximately $1,873,000) with the commencement of substantial clinical trial activities, largely offset by declining consulting fees (approximately $305,000 lower) with reduced preparation time required with the trial underway, reduced manufacturing and packaging costs (reduced by approximately $204,000), and reduced expenses for R&D directed employees (approximately $253,000 lower).

General and administrative expenses (“G&A”) expenses

In the nine months ended September 30, 2020, general and administrative expenses increased by $276,000 (8%) compared to the nine months ended September 30, 2019. This increase was due to increased expenses in a number of areas, including public and investor relations ($78,000) and equity compensation expense ($234,000), the later in turn due to increased use of options and stock grants.

Total Other income (expenses)

Other income increased by $413,000 (109%) in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was mostly due to the presence in the first quarter of 2019 of a one-time warrant modification expense of $442,000, which was only slightly offset by a decrease in interest income of $32,000, which was in turn due to the combination of substantially lower money market returns during the Covid pandemic and somewhat reduced cash balances as the company expends in capital in the course of completing its trial. Included in Other income for the nine months ended September 30, 2020 was minimal commission income from the profit-sharing arrangement for distribution of Tests.

Liquidity and capital resources at September 30, 2020

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

On July 31, 2020, warrants to purchase 1,354 shares of common stock an exercise price of $0.005 per share were exercised for a total cash payment of $8.

On September 21, 2020, we concluded a private placement of 357,143 shares of common stock at an above-market price of $1.40 per share, for total proceeds of $500,000.

On September 30, 2020, warrants to purchase 225,000 shares of common stock an exercise price of $2.00 per share were exercised for a total cash payment of $450,000.

At September 30, 2020, we had approximately $7.4 million in cash and cash equivalents and approximately $7.1 million of working capital, compared to approximately $6.8 million in cash and cash equivalents and $7.1 million of working capital as of December 31, 2019. As of September 30, 2020, we had no liabilities outstanding other than accounts payable and accrued expenses.

Our current cash and cash equivalents of approximately $7.4 million at September 30, 2020, are not expected to be sufficient to fund operations for the twelve months from the date of this Report, but are believed to be sufficient to fund operations through the third quarter of 2021, based our current projections. These factors raise substantial doubt about the Company’s ability to continue as a going concern. However, due to continued slowed enrollment at our active trial sites and a larger than expected enrollment at sites with higher costs, funds on hand are not presently projected to be sufficient to reach the point of database lock in our current trial, which is currently projected to take place near the end of the fourth quarter of 2021. As a result of the ongoing coronavirus pandemic, which is expected to continue for an indefinite and undeterminable period of time, our projections face a high degree of uncertainly. Further delays in trial recruitment, disruption to our vendors, material change to foreign exchange rates, or action by public health authorities in any of the jurisdictions in which our trial is being conducted, have resulted and may continue to result in additional delays or cost increases. Therefore, although the financial impact from the coronavirus epidemic has been limited to larger than expected enrollment costs in certain countries, due to the likely impact on our clinical trial timelines we will likely need to raise additional funds in order for us to reach database lock. There is no assurance that such funds could be raised by that time on acceptable terms. While we are experiencing limited direct financial impacts at this time resulting from the coronavirus pandemic and trial recruitment is delayed but not halted, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. Moreover, if our trial activities suffer additional, significant slowing over that already anticipated due to the coronavirus pandemic, our cash runway would be required to last a longer period of time than anticipated in order to support our administrative activities during the longer trial period, which could result in us requiring significant additional funding that was not anticipated. There is no certainty that funding in the amounts needed will be available in the amounts needed on acceptable terms.

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

Cash flows

(rounded to nearest thousand)	For the Nine Months Ended September 30,
	2020	2019
Provided by (used in)
Operating activities	$(5,019,000)	(4,586,000)
Investing activities	–	–
Financing activities	5,607,000	9,247,000
Net (decrease) increase in cash and cash equivalents	$588,000	4,661,000

Net cash used in operating activities

Net cash used by operating activities for the nine months ended September 30, 2020 consists primarily of net loss adjusted for certain non-cash items (including amortization and share-based compensation), and the effect of changes in working capital and other activities. The increase in cash used in operating activities ($433,000) for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, despite the larger increase in net loss between the same periods, is due to the larger proportion of costs being non-cash costs, such as equity compensation expense, and to a large increase in accrued expenses in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020. Non-cash assets, such as pre-paid research and development, also increased substantially in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities decreased by approximately $3,640,000 during the nine months ended September 30, 2020, this decrease was attributable to the net proceeds of approximately $8,195,000 from the follow-on public offering and warrant exercises of approximately $1,051,000 during the nine months ended September 30, 2019, while fundraising and warrant exercises that took place in the second and third quarter of 2020 netted approximately $5,607,000.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial and accounting officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2020, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that financial statements and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Report.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history by which you can adequately and accurately compare our present performance. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of September 30, 2020, we had an accumulated deficit of approximately $28.1 million and as of December 31, 2019, we had an accumulated deficit of approximately $20.6 million.

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until at least 2024 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business and projected time line. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the number of additional, and success of clinical trials we must conduct to obtain the necessary regulatory approvals, and our ability to generate revenue. Our prior losses and any expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We will need to secure additional financing in order to support our operations and fund our current and future clinical trials. We can provide no assurances that any additional sources of financing will be available to us on favorable terms, if at all. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative, selling and marketing and research and development activities are forward-looking statements and involve certain assumptions, risks and uncertainties.

If we do not succeed in raising additional funds from grants or from other sources on acceptable terms, or at all, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. Our cash on hand presently appears to be sufficient to reach the database lock within our ongoing Phase 3 trial. However, due to the coronavirus pandemic, our projects are subject to an unusual level of uncertainty. If our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

We will require additional financing as we continue to execute our business strategy, including additional funds for additional phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us or a combination of both. Our ability to raise capital through the sale of equity may be limited by the various rules of the SEC and The Nasdaq Capital Market, which place limits on the number of shares of stock that may be sold. Equity issuances would have a dilutive effect on our stockholders. We may be unable to raise sufficient additional financing on terms that are acceptable to us, if at all. Our failure to raise additional capital and in sufficient amounts may significantly impact our ability to bring a product candidate to market or expand our business. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Coronavirus or COVID-19 pandemic has, and may continue to have an adverse impact on our business, including our clinical trials.

Since December 2019, a novel strain of coronavirus has spread to multiple countries, including countries in which we have active clinical trial sites. On March 11, 2020, the World Health Organization declared the outbreak of coronavirus as a global pandemic. In response to the coronavirus pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations. As the coronavirus continues to spread around the globe, we have experienced and will likely continue to experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trial;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	additional trial site expenses due to heavy concentrations of patient enrollment at sites with higher costs;

●	diversion of healthcare resources away from the conduct of our clinical trial, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trial;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trial, including because of infection of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trial;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trial;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trial altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

The global outbreak of the coronavirus continues to rapidly evolve. The extent to which the coronavirus may continue to impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions, stay-at-home orders and social distancing in the United States and other countries, business closures or business disruptions, (in particular, clinical site closures) and the effectiveness of actions taken in the United States and other countries to contain and treat the virus and those infected. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of the coronavirus may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which has, and may continue to harm our business.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and outstanding warrants will result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 Equity Incentive Plan was 1,750,000 shares, which was increased to 3,500,000 at our 2019 Annual Stockholders Meeting and to 5,500,000 at our 2020 Annual Stockholders Meeting, of which 2,171,382 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, and could cause our stock price to decline.

At November 13, 2020, we had outstanding (i) warrants to purchase 8,649,625 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.60), and (ii) options to purchase 2,668,866 shares of common stock at a weighted average exercise price of $2.48 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Fluctuations in the international currency markets may significantly impact the cost of our Phase 3 clinical trial.

Many of the costs associated with our Phase 3 clinical trial, presently expected to require approximately $10.1 million to complete, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On May 15, 2020, the Company issued to a consultant, in consideration for services, warrant for the purchase of 72,000 shares of common stock, with an exercise price of $1.30 per share.

On July 31, 2020, warrants to purchase 1,354 shares at an exercise price of $0.005 per share were exercised for a total cash payment of $8.

The issuances described above were exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof as transactions not involving a public offering.

Other than as disclosed above, we did not sell any equity securities during the nine months ended September 30, 2020 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit	Description

10.1	Lock-Up Agreement Extension And Right of First Refusal dated August 19, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2020)(File No. 001-38323)

31.1	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance*
101.XSD	XBRL Schema*
101.PRE	XBRL Presentation*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label

*	Filed herewith

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

Dated: November 13, 2020