Form 10-K
period 2020-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2021-03-22
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38323

ADIAL PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3074668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1180 Seminole Trail, Suite 495

Charlottesville, Virginia 22901

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was approximately $14,669,240. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 22, 2021, the issuer had 17,269,877 shares of common stock outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors set forth under the caption “Risk Factors” in Item 1A in Part I of this Annual Report on Form 10-K.

Risks Relating to our Company

●	We have a limited operating history with which to compare, have incurred significant losses since our inception, and expect to incur substantial and increasing losses for the foreseeable future.

●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.

●	We and our independent registered accounting firm has expressed substantial doubt about our ability to continue as a going concern.

●	We will need to secure additional financing, which may not be available to us on favorable terms, if at all.

●	We have identified weaknesses in our internal controls, and it cannot be assured that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

●	We rely on a license to use various technologies that are material to our business and there is no guarantee that such license agreements won’t be terminated, or that other rights necessary to commercialize our products will be available to us on acceptable terms or at all.

●	Our business is dependent upon the success of our lead product candidate, AD04, which requires significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

●	The active ingredient of our product candidate, ondansetron, is currently available in generic form and has been shown to have adverse effects on patients.

●	Coronavirus or other global health crises could adversely impact our business, including our clinical trials.

●	While there exists a large body of evidence supporting the safety of our primary API, ondansetron, under short-term use, there are currently no long-term use clinical safety data available.

●	All of our current data for our lead product candidate are the result of Phase 2 clinical trials conducted by third parties and do not necessarily provide sufficient evidence that our products are viable as potential pharmaceutical products.

●	The FDA and/or EMA may not accept our planned Phase 3 endpoints for final approval of AD04 and may determine additional clinical trials are required for approval of AD04.

●	Our lead investigational product, AD04, is dependent on a successful development, approval, and commercialization of a genetic test, which is expected to be classified as a companion diagnostic, which may not attain regulatory approval.

●	We have limited experience as a company conducting clinical trials, any may experience delays in our clinical trials and may fail to demonstrate adequately the safety and efficacy of AD04 or any future product candidates.

●	Our product candidate and the product candidates of Purnovate are in the early stages of development and there is uncertainty as to market acceptance of our technology and product candidates.

Risks Relating to our Acquisition of Purnovate

●	The combined company may not experience the anticipated strategic benefits of the Acquisition and we may be unable to successfully integrate the Purnovate businesses.

●	Purnovate has a limited operating history upon which to evaluate its ability to commercialize its products.

Risks Relating to our Business and Industry

●	We must obtain and maintain regulatory approvals in every jurisdiction in which we intend to sell our product candidate and the regulatory approval in one jurisdiction does not guarantee the approval in another jurisdiction.

●	AD04 and any future product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences such as incurring product liability lawsuits

●	We will continue to be subject to ongoing and extensive regulatory requirements even after regulatory approval, and compliance with such regulatory requirements cannot be assured.

●	Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●	We have no experience selling, marketing or distributing products and have no internal capability to do so.

●	We may not be successful in establishing and maintaining strategic partnerships.

●	We have limited protection for our intellectual property. Our licensed patents and proprietary rights may not prevent us from infringing on the rights of others or prohibit potential competitors from commercializing products.

●	We may be involved in lawsuits to protect or enforce the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

●	We rely on key executive officers and scientific, regulatory and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

●	Certain of our officers may have a conflict of interest.

Risks Related to our Securities and Investing in our Securities

●	Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

●	We have never paid dividends and have no plans to pay dividends in the foreseeable future.

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

●	Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

●	Our Certificate of Incorporation and our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC, and we continue to explore opportunities to expand our portfolio in the field of addiction and related disorders, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction focused pharmaceutical company.

AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have commenced the landmark ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. As of this filing, all 25 planned clinical sites were actively enrolling patients, and the ONWARD trial was more than 50% enrolled. The trial is expected to be completed by the first quarter of 2022. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol.

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d.b.a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with patents issued in over 40 jurisdictions, including three issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that supports our landmark ONWARD pivotal Phase 3 clinical trial. Our therapeutic agent was the product candidate used in a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients. In this Phase 2b clinical trial, ultra-low dose ondansetron, the active pharmaceutical agent in AD04, showed a statistically significant difference between ondansetron and placebo for both the primary endpoint and secondary endpoint, which were reduction in severity of drinking measured in drinks per drinking day (1.71 drinks/drinking day; p=0.0042), and reduction in frequency of drinking measured in days of abstinence/no drinking (11.56%; p=0.0352), respectively. Additionally, and importantly, the Phase 2b results showed a significant decrease in the percentage of heavy drinking days (11.08%; p=0.0445) with a “heavy drinking day” defined as a day with four (4) or more alcoholic drinks for women or five (5) or more alcoholic drinks for men consumed in the same day.

The active pharmaceutical agent in AD04, our lead investigational new drug product, is ondansetron, which is also the active ingredient in Zofran®, which was granted FDA approval in 1991 for nausea and vomiting post-operatively and after chemotherapy or radiation treatment and is now commercially available in generic form. In studies of Zofran®, conducted as part of its FDA review process, ondansetron was given acutely at dosages up to almost 100 times the dosage expected to be formulated in AD04 with the highest doses of Zofran® given intravenously (“i.v.”), which results in approximately 160% of the exposure level as oral dosing. Even at high doses given i.v. the studies found that ondansetron is well-tolerated and results in few adverse side effects at the currently marketed doses, which reach more than 80 times the AD04 dose and are given i.v. The formulation dosage of ondansetron used in our drug candidate (and expected to be used by us in our Phase 3 clinical trials) has the potential advantage that it contains a much lower concentration of ondansetron than the generic formulation/dosage that has been used in prior clinical trials, is dosed orally, and is available with use of a companion diagnostic genetic biomarker. Our development plan for AD04 is designed to demonstrate both the efficacy of AD04 in the genetically targeted population and the safety of ondansetron when administered chronically at the AD04 dosage. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron at any dosage for long-term use as anticipated in our ongoing and planned clinical trials.

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

Since ondansetron is already manufactured for generic sale, the active ingredient for AD04 is readily available from several manufacturers, and we have contracted with a U.S. manufacturer to acquire ondansetron at a cost expected to be under $0.01 per dose. Clinical trial material (“CTM”) has already been manufactured for the ONWARD Phase 3 trial. The CTM has demonstrated good stability after four years with the stability studies to date.

We have also developed the manufacturing process at a third-party vendor to produce tablets at what we expect will serve for commercial scale production (i.e., greater than 1 million tablets per batch), also at a cost expected to be less than $0.01 per dose. A proprietary packaging process has been developed, which appears to extend the stability of the drug product. Packaging costs are expected to be less than $0.05 per dose. We do not have a written commitment for supply of either the tablets or the packaging and believe that alternative suppliers are available to whom we can transfer the processes that have been developed.

Methods for the companion diagnostic genetic test have been developed as a blood test, and we established the test with a third-party vendor capable of supporting the ONWARD Phase 3 clinical trial. Additionally, we have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities.

Recent Developments

Clinical Developments

In January 2020, we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our landmark ONWARD pivotal Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

On June 11, 2020, we announced that we had received all necessary approvals to commence our landmark ONWARD pivotal Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

On July 17, 2020, we received notice that the European Medicines Agency (EMA) had accepted the Pediatric Investigation Plan (PIP) submitted by us for development of our lead drug candidate, AD04, for the treatment of alcohol use disorder in the pediatric population, ages 12 to 17.

On July 30, 2020, we announced that we had received approval to commence our landmark ONWARD pivotal Phase 3 clinical trial of AD04 for the treatment of AUD in Croatia. As a result, we secured approvals to run the trial in all of the Scandinavian and Eastern European countries in which we intend to run the clinical trial.

On September 14, 2020, we filed with the FDA to take our Investigational New Drug (IND) Application for the use of our lead product candidate, AD04, as a treatment for Alcohol Use Disorder (AUD) off inactive status with the United States Food and Drug Administration (FDA) and on October 15, 2020 we announced that that the FDA had reactivated the IND.

On December 31, 2020, we provided the following highlighted updates on our landmark ONWARD pivotal Phase 3 clinical trial of AD04 for the treatment of AUD

●	All 25 planned investigative sites are active.

●	35% of the planned 290 subjects in the ONWARD trial were enrolled

●	The enrollment rate has increased for four consecutive months and the early termination rate has been lower than expected.

●	AD04 has been well tolerated with no serious adverse events having been reported

Acquisition of Purnovate, LLC

On January 26, 2021, we closed the acquisition (the “Acquisition”) contemplated by that certain Equity Purchase Agreement, dated December 7, 2020, as amended (the “Purchase Agreement”), by and among Adial, Purnovate, LLC (“Purnovate”), each of the members of Purnovate (the “Members”) and Dr. Robert D. Thompson, as representative of the Members.

Prior to closing, we had advanced Purnovate $350,000 for use as working capital during the due diligence period. At closing, in exchange for Purnovate, Adial paid the members an additional $350,000 (the “Cash Consideration”) and issued to the members an aggregate of 700,000 shares of Adial restricted common stock (the “Stock Consideration”) with an approximate total market value of $1,638,000. In addition, members will receive (i) development milestone payments in an aggregate amount of up to $2,100,000 for each compound developed, (ii) development milestone payments in an aggregate amount of up to $20,000,000 for each compound commercialized, and (iii) royalties of 3.0% of Net Sales (as such term is defined in the Purchase Agreement). The Stock Consideration has been placed into escrow to secure certain indemnification and other obligations of Purnovate and the members in connection with the Acquisition.

The acquisition was effected by a merger (the “Merger”) of Purnovate into Purnovate, Inc., a Delaware corporation and wholly owned subsidiary of Adial, which survived the Merger. In connection with the Merger, on January 20, 2021, Purnovate converted from a limited liability company to a corporation and on January 25, 2021, the parties entered into an Amendment to the Purchase Agreement (the “Amendment”) to provide for the mechanism of closing the Acquisition through a Merger.

Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. Purines are a class of chemical structures that include adenosine, an important neurotransmitter. Purnovate uses innovative methods and technologies to enhance the drug properties of purines, which are a class of chemical structures that include adenosine, an important neurotransmitter. Adenosine receptors are hypothesized to be involved in the mediation of nociception (i.e., pain) and blocking the receptor is proposed as an anti-nociceptive. Additionally, selective adenosine analogs may be useful to treat pain while avoiding the tolerability problems (i.e., wakefulness, gastrointestinal) and safety issues (e.g., cardiac block and vasodilation) and therefore have the potential to provide a meaningful non-opioid treatment for pain without the side effects of earlier generations of adenosine compounds or certain other pain products. These adenosine analogs may also be useful in a number of other diseases and disorders such as cocaine addiction, infectious disease, inflammation, cancer, asthma, and diabetes. Purnovate’s portfolio of pre-clinical technologies are also believed to offer opportunities to improve the characteristics of other classes of molecules outside of the adenosine chemistry space and maybe even outside the purine chemistry space. All drug candidates developed using Purnovate’s platform technologies are expected to be patently distinct new chemical entities (i.e., patentable compositions of matter). Purnovate operates a chemistry and analytics laboratory in its 4,175 square feet leased laboratory and office space. Purnovate has been synthesizing new adenosine analog chemical entities with promising potency, selectivity, stability, and solubility characteristics.

Dr. Thompson, Purnovate’s Chief Executive Officer who continued his employment with Purnovate and joined Adial as its Vice President of Chemistry after the Acquisition, is a distinguished adenosine chemist that has been working in the field for over 35 years. He is an inventor on over 20 adenosine analog patents covering tens of thousands of novel molecules and has authored dozens of scientific publications.

Purnovate, was formed in 2019 by Dr. Thompson, William Stilley, Chief Executive Officer of Adial and a Member, Mikel Poulsen, a Member and consultant to Purnovate, and Cameron Black, a Member.

The Stock Consideration has been placed into escrow to secure certain indemnification and other obligations of Purnovate and the equity holders in connection with the Acquisition:

(i)	with respect to the equity holders other than William Stilley and Dr. Thompson, five (5) days after the effective date of a registration statement registering such shares with respect to thirty percent (30%) of such shares to be received by such equity holders and on the one (1) year anniversary of the closing with respect to seventy percent (70%) of such shares to be received by such equity holders;

(ii)	with respect to Dr. Thompson, five (5) days after the effective date of a registration statement registering such shares with respect to thirty percent (30%) of such shares to be received by him; on the one (1) year anniversary of the closing with respect to twenty percent (20%) of such shares to be received by him; and with respect to remaining fifty percent (50%) of such shares to be received by him; on the earlier of the two (2) year anniversary of the closing or on the termination date of his employment if termination is by us without cause; and

(iii)	with respect to William Stilley, on the earlier of the two (2) year anniversary of the closing with respect to all of such shares to be received by him or on the termination date of his employment if termination is by us without cause.

The Stock Consideration, if not used to satisfy indemnification obligations, and the cash consideration will be distributed to the equity holders on a pro rata basis based on each such equity holders’ equity interest in Purnovate as compared to the aggregate Purnovate equity interests held by all equity holders.

In addition to the payments described above, under the terms of the Equity Purchase Agreement, we agreed to make cash payments to Dr. Thompson, as representative of the members for the benefit of such members in an amount equal to (i) 3.0% of Net Sales (as such term is defined in the Purchase Agreement) and (ii) upon the achievement of the following development and commercialization milestones:

Milestone Event	Milestone Payment
First human dosing	$300,000
First dose in a Phase 2 Trial	$300,000
First dose in a Phase 3 Trial	$400,000
First acceptance of U.S. NDA submission	$500,000
First acceptance of NDA equivalent submission in Europe	$300,000
First acceptance of NDA equivalent submission in Asia	$300,000
First Commercial Sale in the U.S.	$10,000,000
First Commercial Sale in Europe	$5,000,000
First Commercial Sale in Asia	$5,000,000
Total potential	$22,100,000

The Equity Purchase Agreement contains customary representations, warranties and covenants of us, Purnovate and the equity holders. Subject to certain customary limitations, the members have agreed to indemnify us and our officers and directors against certain losses related to, among other things, breaches of Purnovate’s and the Members’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

In connection with the Acquisition, Dr. Thompson entered into an employment agreement with us and a lock-up agreement with a term of two (2) years with respect to fifty percent (50%) of the Stock Consideration received by him, or his termination of employment by us without cause, if earlier. William Stilley entered into a lock-up agreement with a term of two (2) years with respect to one hundred percent (100%) of the Stock Consideration received by him, or his respective termination of employment by us without cause, if earlier.

In connection with entering into the Purchase Agreement, we loaned Purnovate $350,000 to continue its research and development efforts, which loan is evidenced by a 3.5% promissory note due December 7, 2021.

William B. Stilley, our President and Chief Executive Officer and a member of its board of directors, and James W. Newman, a member of our board of directors, were members of Purnovate. In connection with the Acquisition Mr. Stilley sold approximately a 28.7% interest in Purnovate for 201,109 shares of Adial common stock and Mr. Newman, through two entities he controls, together sold an aggregate 0.53% interest in Purnovate for 3,731 shares of Adial common stock, which shares have been placed in escrow. Messrs. Stilley and Newman, through two entities he controls, also received their respective pro rata share of the cash consideration paid by us to the Members.

COVID-19 Impact

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. In order to protect our patients in the ONWARD Phase 3 trial and potentially increase retention rates, we secured distribution rights to certain SARS-CoV-2 antibody tests to administer to patients in the trial and various time points. In an effort to make the antibody tests more widely available in the United States, we entered engagements with third parties for sell tests provided by Adial as their distributor. Significant resources have not been devoted to this effort and the impact on the Company is not expected to be material.

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

Naltrexone, which can be taken as a once-daily pill (Revia®) or in an approved once-monthly injectable form (Vivitrol ® ) that requires a doctor to administer is often associated with gastrointestinal complaints and has been reported to cause liver damage when given at certain high doses. As a result, it carries an FDA boxed warning, a special emphasized warning, for this side effect.

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

Strengths and Competitive Advantages

Large Market Opportunity for an Effective Solution

In the United States alone, approximately 35 million people each year have AUD. Based on data from the Phase 2b trial of AD04 and our analysis of publicly available genetic databases, we preliminarily estimate that about one in three patients with AUD in the U.S. will have the genetic markers to indicate possible treatment with AD04. At this time, we are not aware of any oral pharmaceutical treatment approved in the U.S. that addresses the needs of patients who desire to control their drinking but cannot or do not want to abstain from drinking. The current abstinence-based treatments have limitations. The limited side effects expected for our investigational new drug, based on clinical data so far, are also believed to be an important factor in the expected rapid uptake of AD04 in the market. Our approach, if approved by FDA, may allow for social drinking to continue and is aimed at reducing the dangerous, heavy drinking. This would allow patients to live the life they want without the stigma associated with complete abstention and currently endured by those seeking help for their excessive drinking. Assuming that one-third of AUD patients are genotype positive for treatment with AD04 and a $255 price for a one month supply of the drug (assumed pricing based on an average of prices published by Blue Cross Blue Shield in June 2017 for tier-3 oral, on-patent, chronic maintenance drugs, discounted by 16.6%, to reflect the average difference between retail and wholesale pricing for branded drugs as reported by drugs.com), the total potential market for AD04 would be approximately $36 billion in the United States alone.

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

Companion Genetic Bio-Marker Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our drug is unique in that it is designed to reduce heavy drinking in individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic offering that has combined intellectual property protections. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United States and that the prevalence in Scandinavia and in certain areas of Central and Eastern Europe may be greater than 50%. The FDA has agreed that the Phase 3 trials of AD04 can proceed only enrolling patients that are genotype positive, which greatly reduces the cost, time and risk relative to a trial that also enrolled patients that are genotype negative for treatment with AD04. We are conducting our current landmark ONWARD pivotal Phase 3 clinical trial in counties in Scandinavia and Central and Eastern Europe, including Finland, Sweden, Estonia, Latvia, Poland, Bulgaria, and Croatia. We expect to use the ONWARD trial as a pivotal Phase 3 trial to serve as a basis for approval in both the United States and Europe.

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

By leveraging the prior work of universities and their researchers, including their pre-clinical studies and accumulated data, we believe we have developed a significant drug development opportunity. Because of the licensing approach taken to secure intellectual property, including, without limitation, patents and rights to clinical trial data, and our collaborations with the University of Virginia, we, historically have not had to incur the significant costs that would normally be required to develop therapeutic treatments to the point of being ready to commence a Phase 3 clinical trial, which often amount to tens of millions of dollars or more. In fact, based upon current information, and depending on what the regulatory authorities may require to secure marketing authorization, we estimate that we will require approximately $10.7 million for the current Phase 3 clinical trial (not including company overhead) and an additional $30 million of additional capital to complete our second Phase 3 program (which includes $20 million for a confirmatory Phase 3 trial and any necessary Phase 1 clinical trials and other development expenses and does not include the additional cost of a possible third Phase 3 clinical trial) as currently contemplated in order to achieve regulatory approval for the use of AD04 to treat AUD in the United States and Europe. We have already used approximately $5.3 million in funds derived from our initial public offering and subsequent financings and warrant exercises to fund trial activities. We anticipate that the approximate $5.4 million needed to complete the initial Phase 3 clinical trial to the point of achieving database lock will be funded from our cash on hand, funds from additional financings, grant awards, and/or funds received from the exercise of warrants. We anticipate, with our expected rate of expenditure, to have exhausted our funds on hand by the end of November of 2021. We have entered into an equity purchase agreement with Keystone Capital, LLC, which provides for the sale of up to $15 million in common stock, of which $13 million remains available at the time of filing. These funds would be more than sufficient to fund our operations over the coming year and to completion of the initial Phase 3 trial. However, as our ability to access these funds is dependent upon the market price of our common stock, access to these funds is not guaranteed. If we are unable to access these funds, we may have to obtain additional funds through other means. There is no assurance that such funds could be raised in time to complete the trial on acceptable terms.

The NIAAA has provided and continues to provide technical assistance and advice to us, and we have applied for an NIAAA Research Resource Award, which if granted would provide financial support for our Phase 3 clinical trial. Although there can be no assurance that we will be selected by the NIAAA to receive funding, since we are not aware of any pharmaceutical company planning Phase 3 pivotal trials to serve as a basis for marketing approval for products for the treatment of AUD, we believe AD04 would be a competitive candidate. Currently, much of the funding expected for grants such as those for which we have applied has been diverted to COVID-19-related grants, and we are not certain if and when funding for grants such as ours will be available.

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

Experienced Leadership

Our management, advisors and board of directors have extensive experience in pharmaceutical development, the clinical trial and regulatory approval processes, drug commercialization, financing capital-intensive projects, and developing new markets for pharmaceutical agents. Members of our team have previously worked in senior management and senior officer positions, or led significant research initiatives at Gensia, Clinical Data, Shire, Viagene, New River Pharmaceuticals, Collateral Therapeutics, Indivior, Krystal Biotech, Adenosine Therapeutics, and the University of Virginia and University of Maryland in a broad range of therapeutic areas. Our management and board members have particular expertise in the science and development of addiction related drugs and bringing new drugs to the market.

Our Strategy

We develop pharmaceutical treatments for addictions and addictive disorders and related diseases and disorders. Our business strategy is to advance AD04, our lead investigational drug candidate, toward regulatory approval for alcohol addiction in the United States, the European Union, and then eventually other territories. We subsequently plan to develop label expansions into other indications (e.g., opioid use disorder, other drug addictions, obesity, smoking cessation, eating disorders and anxiety). Additionally, we are inventing and developing novel therapeutic agents at our chemistry facilities and seeking to acquire addiction related assets, particularly those expected to be synergistic with AD04 once it is marketed, if it is approved.

Our goals in executing this strategy are to keep capital requirements to a minimum, expedite product development, gain access to clinical research and manufacturing expertise that will advance product development, approval and eventual market uptake of our product, and rely on a well-defined and carefully executed intellectual property strategy in order to position our products with long-term, defensible, competitive advantages. Execution of this strategy may include seeking grant funding and funding from partners and collaborators when available on terms we believe to be favorable to us, and on which there is no guarantee will be available. In collaboration with our CRO, we have been and are working to adapt the implementation of our strategy in response to the ongoing coronavirus pandemic.

Our near-term strategy includes:

●	Obtaining regulatory approval for our lead product in the United States and Europe. We have commenced our initial Phase 3 clinical trial for the treatment of AUD in Scandinavia and Central and Eastern Europe. If our initial Phase 3 clinical trial is successful, we expect to conduct a second, and possibly a third, Phase 3 clinical trial in the same areas but with additional clinical sites in the United States and Western Europe.

●	Prosecuting and expanding our intellectual property and product portfolio. We have acquired rights to a promising drug candidate and made a significant investment in the development of our licensed patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to three different patent families directed to therapeutic methods related to our AD04 platform. These families include 3 issued U.S. patents, and at least one foreign equivalent patent covering AD04 issued in over 40 national jurisdictions, including most of Europe and Eurasia. Divisional and continuation applications to expand the coverage have also been filed in certain jurisdictions. Additionally, commencing in early 2021, we have an adenosine platform that has and is expected to continue to generate what we believe are patentable new chemical entities. We intend that further product portfolio expansions will be focused on promising addiction therapies and/or late-stage clinical assets.

●	Evaluating the additional use of our product candidate in other indications. In addition to alcohol addiction, we plan to conduct exploratory work to investigate using AD04 as a potential treatment for opioid use disorder, gambling addiction, smoking cessation, obesity, and other addiction related disorders in which 5-HT3 antagonism may have a treatment effect. We believe we will be able to undertake this initial exploratory effort with minimal additional cash cost to our company through the use of academic partnerships, grants, human laboratory studies and/or non-clinical studies. We believe that, due to its hypothesized mechanism of action (i.e., the modulation of the serotonin system in patients that are genetically targeted based on the apparent sensitivity to such modulation, where the modulation appears to reduce cravings), AD04 has the potential to be used for the treatment of such other addictive disorders. To date, we have not discussed these potential uses with the FDA or any other regulatory bodies.

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

After approval, we plan to execute a two-stage commercialization plan for AD04. With psychiatrists and addiction specialists treating a majority of the current AUD patients today and with psychiatrists most likely to be familiar with the mechanism of action of AD04, we believe that a relatively small psychiatry-targeted, specialty sales force could successfully sell AD04 into the market. This plan creates the opportunity for us to develop into a commercial enterprise with an initial niche-market sales force at a relatively low cost for market entry. It also expands the universe of potential acquirers of our company or AD04 to smaller and mid-size pharmaceutical companies. Once success is shown in the niche market and the thought leaders and early adopters are prescribing AD04, market adoption risk will have been greatly reduced and we would expect to be able to sell or partner with a large pharmaceutical partner to develop AD04 as a blockbuster product. This commercialization plan is shown below:

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

Phase 2b Investigator Initiated Clinical Trial of AD04 for Alcohol Use Disorder Conducted by the University of Virginia

In various studies, it has been shown that alcohol dependent individuals with the LL genotype of the 5’-HTT and the TT genotype in the 3’-UTR LL and TT genotype have lower B-CIT neuronal binding to 5-HTT. It is hypothesized that individuals with the LL or TT genotype, 5-HTT gene expression is suppressed by increased alcohol consumption, and therefore, ondansetron, which causes 5-HTT gene expression would have the greatest effect upon individuals that possess both the LL genotype of the 5’-HTT and the TT genotype in the 3’-UTR. A subsequent Phase 2b study (N = 283), conducted by the University of Virginia for which we have acquired rights to the data, showed that a prospectively identified subgroup of alcohol-dependent individuals with these specific polymorphisms of the serotonin transporter protein responded therapeutically to ondansetron administration (Johnson, BA et al., 2011). Further analysis of this same data set against 18 additional polymorphisms located on the genes for the A and B subunits of the serotonin 5-HT3 receptor revealed polymorphisms that were also associated with a therapeutic response to ondansetron. Collectively, the genotypes from the two aforementioned analyses comprise the genotypes selected for testing in Phase 3 trials for AD04. The current ONWARD Phase 3 study is testing ondansetron’s efficacy compared with placebo based on its ability to decrease the frequency and amount of heavy drinking among alcohol dependent individuals with the selected genotypes.

Phase 2b Clinical Trial Study Design

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

Summary Results Phase 2b Clinical Trial — Primary Analysis of Efficacy of LL and LL/TT

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

Ongoing Phase 3 Clinical Program

The FDA has indicated that we can proceed with a single-arm, two-cell Phase 3 clinical trial design for the testing of AD04 as a treatment for AUD in patients that are genotype positive when tested against the AD04 genetic panel using our companion diagnostic test (i.e., a negative genetic test result will be an exclusion criterion). The initial Phase 3 trial is planned to be conducted in 290 patients in Scandinavia and Central and Eastern Europe where the prevalence of genotype positive people appears to be higher than in the U.S. and Western Europe. In January 2020 we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our ONWARD pivotal Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD, and initiated the ONWARD trial in February 2020. As of December 31, 2020, 25 clinical sites across the countries of Sweden, Finland, Poland, Latvia, Estonia, Bulgaria and Croatia were actively enrolling patients, and the Phase 3 clinical trial was more than 50% enrolled. Data readout is currently expected by the first quarter of 2022.

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

If the ONWARD trial is successful, we intend to consult with the FDA and EMA, and assuming agreement from the agencies, conduct a second Phase 3 clinical trial in a broader geography that includes the United States. The trial design is expected to be the same as ONWARD trial but is expected to include 580 patients in order provide increased exposure data to demonstrate the safety and tolerability of AD04 and increase the statistical power of the study. Depending on the results of the ONWARD trial, which is be fully powered for the FDA endpoint, it is also possible that the FDA may require a third Phase 3 trial. If a third Phase 3 trial is required, we would expect to conduct it in parallel with the second Phase 3 trial with a goal of not delaying approval of AD04.

We have had a joint meeting with the Center for Drug Evaluation and Review (“CDER”) and the Center for Devices and Radiological Health (“CDRH”), the two divisions of the FDA responsible for drug approvals and test approvals, respectively. At the meeting the divisions agreed that clinical validation of our companion diagnostic test for AD04 will be evaluated by CDER and the technical validation of our companion diagnostic will be evaluated by CDRH. We already developed the methods for the companion diagnostic as a blood test and established the test with a third-party vendor capable of supporting a Phase 3 clinical trial, and have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities.

We plan to test AD04 in adolescent patients (ages 12-17) as part of our next Phase 3 trial. If successful, we intend to request labeling for treating adolescent patients.

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

On December 12, 2019, we entered into an Amendment (the “Amendment”) to the SOW. We had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 estimated to be paid under the SOW. The Amendment provided us with a 20% discount on the remaining services to be provided under the SOW and fixed the price of any remaining services under the SOW to be a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of Phase 3 clinical trial provided that payment be made no later than December 13, 2019, which payment was made. As of December 31, 2020, the Company had recognized $147,120 in expenses associated with this MSA, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767.

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

On August 19, 2020, we and Dr. Bankole Johnson entered into a Lock-Up Agreement Extension and Right of First Refusal (the “Lock-Up Extension”), which amended the Lock-Up Agreement that they had entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of our common stock, in order to enable Dr. Johnson to fund his new clinic focused on brain wellness and addiction treatments, Privée Clinics, LLC. Additionally, under the Lock-Up Extension, we were granted a right of first refusal for future financings in Privée Clinics, LLC

Protection from Generic Competition

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

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. We believe AD04 may qualify for one or more of these programs and intend to purse one or more of them as part of our strategy to expedite the approval of AD04 for marketing.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. We plan to test AD04 in adolescent patients (ages 12-17) as part of our next Phase 3 trial. If successful, we intend to request labeling for treating adolescent patients.

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

Corporate Information

ADial Pharmaceuticals, L.L.C. was formed as a Virginia limited liability company in November 2010. ADial Pharmaceuticals, L.L.C. converted from a Virginia limited liability company into a Virginia corporation on October 3, 2017, and then reincorporated in Delaware on October 11, 2017 by merging the Virginia corporation with and into Adial Pharmaceuticals, Inc., a Delaware corporation that was incorporated on October 5, 2017 as a wholly owned subsidiary of the Virginia corporation. We refer to this as the corporate conversion/reincorporation. In connection with the corporate conversion/reincorporation, each unit of ADial Pharmaceuticals, L.L.C. was converted into shares of common stock of the Virginia corporation and then into shares of common stock of Adial Pharmaceuticals, Inc., the members of ADial Pharmaceuticals, L.L.C. became stockholders of Adial Pharmaceuticals, Inc. and Adial Pharmaceuticals, Inc. succeeded to the business of ADial Pharmaceuticals, L.L.C.

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

Human Capital/ Employees

As of the date of this Annual Report on Form 10-K, we have nine employees, of which eight are full-time employees and one is a three-quarters time employee. Our Chief Medical Officer is a consultant that devotes 75% of his working time to providing services to us. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

We believe our relationships with our employees are satisfactory. We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good. Although, management continually seeks to add additional talent to its work force, management believes that it has sufficient human capital to operate its business successfully.

Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

●	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.

●	All full-time employees are eligible for health insurance, paid and unpaid leaves, a 401K retirement plan with employer matching contributions (maximum of 4% match), and life insurance coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, and paid parental leave.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

●	Adding work from home flexibility;

●	Adjusting attendance policies to encourage those who are sick to stay home;

●	Increasing cleaning protocols across all locations;

●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

Description of Property

On March 1, 2020, the Company entered into a sublease with Purnovate for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The sublease has a term of two years, and the monthly rent is $1,400. On January 25, 2021, the Company acquired Purnovate as a wholly owned subsidiary. After the acquisition, the Company directly or through Purnovate operates a chemistry and analytics laboratory in its 4,175 square feet leased laboratory and office space (the “Facility”). On January 6, 2020, Purnovate entered a lease for the Facility with a term of three (3) years. Included in the lease was the use of certain laboratory instrumentation and certain chemical assets. On January 19, 2021, Purnovate entered an amendment to this lease extending the lease until January 31, 2026.

Other company personnel work remotely.

Prior to the entry into our current sublease, we occupied approximately 250 square feet of office space located at 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911. This office service agreement has been terminated.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2020, we had an accumulated deficit of approximately $31.5 million.

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

We and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have suffered recurring losses from operations based on our development plans and our operating requirements. These conditions, among others, considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the accompanying financial statements. Although the funds raised as a result of the completion of our IPO, the receipt of proceeds from the exercise of warrants, and completion of various follow on financings have sustained our operations through 2020, based on our current development plans and operating requirements, we project that, without additional funding we will have fully expended our funds in the fourth quarter of 2021. We have executed an equity purchase agreement (the “Equity Purchase Agreement”) with Keystone Capital, LLC (‘Keystone Capital”) , which allows us to obtain, depending on our stock’s market price and fulfillment of certain conditions, up to $15 million in equity financing, of which we have already raised $2.0 million. However, since the market price of our stock is volatile, we cannot state with certainty how much, if any, of the remaining funding will be available. The actual number of shares that are sold to Keystone Capital may depend based on a number of factors, including the market price of the common stock during the sales period, during which sales cannot take place if the market price of a share of our common stock is below one dollar. Actual gross proceeds may be less than $15.0 million, which may impact our future liquidity. Because the price per share of each share sold to Keystone Capital will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. We do not have any committed sources of capital other than our equity line with Keystone Capital for which there can be no assurance that we will meet the use requirements. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

Cash and cash equivalents at the date of this annual report filing on form 10-K will not be sufficient to fund our operations for the next twelve months, given current expectations. We will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for additional Phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license, including those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, including pursuant to our Equity Purchase Agreement with Keystone Capital, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us or a combination of both. Our ability to raise capital through the sale of equity may be limited by the various rules of the Securities and Exchange Commission (the “SEC”) and The Nasdaq Capital Market (the “Nasdaq”), which place limits on the number of shares of stock that may be sold. Equity issuances would have a dilutive effect on our stockholders. We may be unable to raise sufficient additional financing on terms that are acceptable to us, if at all. Our failure to raise additional capital and in sufficient amounts may significantly impact our ability to expand our business. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal controls over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our internal controls over financial reporting . Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) approval processes and review processes and documentation for such reviews, (iii) GAAP experience regarding complex transactions and reporting, and (iv) optimal segregation of duties and levels of oversight. As such, our internal controls over financial reporting were not designed or operating effectively.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act and meet other requirements. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

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

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04. AD04 is in clinical stage development. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead and only investigational product candidate, AD04, for which we are currently conducting the ONWARD Phase 3 clinical trial with approximately 290 patients in Scandinavia and Central and Eastern Europe, which targets the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. We expect that at least one additional Phase 3 clinical trial will be required for approval, as well as, one or more supportive clinical studies Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial being successful.

All of our future product candidates, as well as AD04, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need at least two Phase 3 trials (including the ONWARD Phase 3 trial are conducting in Scandinavia and Central and Eastern Europe) and one or more supportive clinical studies to gain approval in either the U.S. or Europe for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with completion of our ONWARD Phase 3 trial, a second, confirmatory trial, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant, and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

We may apply to the FDA for the AD04 program to be designated as a fast track development program, accelerated approval, priority review, or breakthrough therapy designation. Designation as a fast track development program, accelerated approval, priority review, or breakthrough therapy designation is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a fast track development program, accelerated approval, priority review, or breakthrough therapy designation, the FDA may disagree and instead determine not to make such designation. Even if we receive a fast track development program, accelerated approval, priority review, or breakthrough therapy designation, the receipt of such designation or approval for a product candidate may not result in a faster development of any product candidate or approval process for product candidate. In addition, even if one or more of our product candidates qualify as fast track development program, accelerated approval, priority review, or breakthrough therapy designation, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened and the designation may result in no benefit to the Company.

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

In addition, the outbreak of the coronavirus (“COVID-19”) could continue to disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread and possible resurgences of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Through our proprietary access to relevant laboratory and clinical trial results of the University of Virginia’s research program, and through our reliance on publicly available third-party research, we possess toxicology, pharmacokinetic, and other preclinical data and clinical data on AD04. As of now, AD04 has completed only Phase 2 clinical trials and we are now conducting its first Phase 3 trial. There is no guarantee that Phase 2 results can or will be replicated by pivotal Phase 3 studies.

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

Previous clinical trials using ondansetron have had different trial designs, doses, parameters and endpoints than the current ONWARD Phase 3 clinical trial that is expected to serve as a basis for approval of AD04. Though various doses of ondansetron have been tested as treatments for alcohol addiction (Johnson, BA et al., 2011; Johnson, BA et al., 2000; Kranzler et al, 2003; Sellers, EM et al., 1994), the 283-patient Phase 2b clinical trial on which we are largely basing our clinical expectations only tested one dosing regimen, which was weight-based (Johnson, BA et al., 2011). We plan to use a fixed dose in future clinical trials that we believe provides good coverage given the dose ranges tested clinically; however, it is possible that the dose selected will not be the optimal dose and so drug effects may be limited or not be demonstrated sufficiently in clinical testing. Additionally, only one genotype in the genetic panel that will be used to define patients that are genotype positive for treatment with AD04 was used in primary analyses of the Phase 2b trial and three of the genotypes were added to the panel after a retrospective exploratory analysis of the Phase 2b data. The genotype in the panel related to the 5-HTT, that was included in the primary analysis (Johnson, BA et al., 2011) appears to make up about half of the patients that are genotype positive. The three genotypes related to modulation of the 5-HT3 receptor were selected based on a retrospective analysis that was constrained to 18 single-nucleotide polymorphism (“SNPs”) identified for analysis (Johnson, BA et al., 2013). Therefore, confidence in the effects of the 5-HT3 genetics is less than that for the 5-HTT genetics, and this could negatively impact the treatment effect of AD04 in Phase 3 trials for a segment of the patients identified as genotype positive, which could dilute the overall demonstrated effect of AD04 in the trial.

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

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. We plan to test AD04 in adolescent patients (ages 12-17) as part of our next Phase 3 trial. If successful, we intend to request labeling for treating adolescent patients.

Our use of the currently manufactured clinical trial material in the plan Phase 3 trial is dependent upon the review and approval of the relevant regulatory agencies and authorities.

The Company has manufactured additional clinical trial material for use in the ONWARD trial and other studies that may be required by the FDA or EMA. No assurance can be given that the CMC plan developed by us will be satisfactory to the regulatory agencies or that the clinical trial material produced for use in clinical trials of AD04 will be approved for use in the trials, either of which could result in delay of the clinical trial program and a requirement for increased investment prior to commencement of clinical trials.

Our lead investigational product, AD04, is dependent on a successful development, approval, and commercialization of a genetic test, which is expected to be classified as a companion diagnostic.

Treatment with AD04 will be dependent on identification of patients with a genetic test (i.e., a companion diagnostic). Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. While the technology for the test we plan to use is well established, it cannot be certain the testing laboratory we set up will be able to conduct the test with the selectivity and sensitivity that will be required or that the genetic test will be approved by FDA for such use, which could increase the time and cost to develop AD04 and possibly prevent marketing approval. While we have been party to a joint meeting with the Center for Drug Evaluation and Research (“CDER”, the FDA division responsible for drug approvals) and the Center for Devices and Radiological Health (“CDRH”, the FDA division responsible for device approvals, including genetic tests) at which agreement was reached as to the development path for the genetic test, neither CDER nor CDRH is bound to accept our planned submission package even if the data is positive. We have been instructed by CDER and CDRH that we need to obtain a separate approval or marketing authorization for the companion diagnostic genetic test from CDRH. We are collecting and storing additional blood samples from all patients enrolled in the ONWARD Phase 3 trial, and plan to do so for any future trials that may be conducted, in the event of any difficulties, however, we cannot be certain we can overcome all of the technological, logistical or regulatory hurdles related to the genetic testing, which include, without limitation, technical validation of the test (e.g. specificity, sensitivity, reproducibility, robustness of methods), clinical validation acceptable to CDER and CDRH, all of which are needed for approval of AD04 and its companion diagnostic genetic test. Failure in any of these areas could delay approval of AD04, increase the cost necessary to achieve approval of AD04 or prevent approval of AD04.

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

If we experience delays in the enrollment of patients in our clinical trials our receipt of necessary regulatory approvals could be delayed or prevented.

Although we expect to complete patient enrollment in our landmark ONWARD pivotal Phase 3 clinical trial in the second or third quarter of 2021, our inability to locate and continue to enroll a sufficient number of eligible patients in our current or any future clinical trials would result in significant delays or may require us to abandon one or more clinical trials. Retention of subjects in clinical trials related to AUD can be challenging relative to trials in some other indications due to the nature of the target population. In addition, COVID-19 has made trial operation, including, without limitation, patient enrollment, more difficult and more difficult to project. Our ability to enroll patients in trials is affected by many factors out of our control including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the prevalence and successful recruiting of patients that are genotype positive, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Due to the use of a biomarker to determine enrollment in our current and planned Phase 3 clinical trials, we will have a limited population of patients to draw from for our Phase 3 clinical trials.

Global health crises may adversely affect our planned operations.

The conduct of our ongoing ONWARD Phase 3 trial could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our ongoing trial. Such events could result in the complete or partial closure of one or more of our critical vendors. In addition, an outbreak near our clinical trial site locations would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. Also, public health authorities in the jurisdictions in which our trial is taking place may take steps that would result in significant delay in our trial activities.

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

Risks Relating to Our Acquisition of Purnovate

The combined company may not experience the anticipated strategic benefits of the Acquisition.

We believe the acquisition of Purnovate will provide certain strategic benefits which would enable Adial to enhance its business and accelerate its business plan through an increased access to capital in the public equity markets. The market price of our common stock may decline as a result of the acquisition if the combined company does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by us or Purnovate or investors, financial or industry analysts. There can be no assurance that these anticipated benefits of the Acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

We may be unable to successfully integrate the Purnovate businesses with its current management and structure.

Our failure to successfully complete the integration of Purnovate could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating Purnovate’s technology and retaining personnel;

●	estimating the capital, personnel and equipment required for Purnovate based on the historical experience of management with the businesses they are familiar with;

●	minimizing potential adverse effects on existing business relationships; and

●	successfully developing the new products and services.

Purnovate has had limited operations to date.

Purnovate is a start-up entity and has had limited operations to date. As a start-up entity, Purnovate is subject to many of the risks common to such enterprises, including its ability to implement its business plan, market acceptance of its proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of its ability to generate revenues. There is no assurance that its activities will be successful or will result in any revenues or profit, and the likelihood of its success must be considered in light of the stage of its development. Even if it generates revenue, there can be no assurance that it will be profitable. In addition, no assurance can be given that it will be able to consummate its business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force it to modify, alter, significantly delay, or significantly impede the implementation of such plans. Purnovate has insufficient results for investors to use to identify historical trends or even to make quarter-to-quarter comparisons of its operating results. Purnovate’s revenue and income potential is unproven and its business model is continually evolving. Purnovate is subject to the risks inherent to the operation of a new business enterprise, and there can be no assurance that Purnovate will be able to successfully address these risks.

Purnovate has a limited operating history upon which to evaluate its ability to commercialize its products.

Purnovate is a development-stage company and its success is dependent upon its ability to develop and commercialize its products and it has not demonstrated an ability to perform the functions necessary for the successful development and commercialization of any product candidates. The successful commercialization of any product candidates will require Purnovate to perform a variety of functions, including:

●	continuing to undertake preclinical development trials and initiating clinical trials;

●	participating in regulatory approval processes and obtaining regulatory approvals;

●	formulating and manufacturing products; and

●	conducting sales and marketing activities.

Purnovate’s operations have been limited to organizing and staffing Purnovate, acquiring, developing and securing its proprietary technology and undertaking preclinical studies of its product candidates. Purnovate has yet to engage in any clinical trials and therefore the safety of its product candidates is uncertain.

Purnovate’s product candidates are in early stages of clinical trials.

Because Purnovate’s product candidates are in early stages of development they will require extensive preclinical and clinical testing. Purnovate’s lead product has not yet entered clinical trials and cost, speed and ability to advance through clinical trials is uncertain. Purnovate cannot predict with any certainty if or when it might submit an application for regulatory approval for any of its product candidates or whether any such application will be accepted.

Purnovate’s technology may not result in any successful drug candidates.

Purnovate has developed what its believes are lead compounds that could be drug candidates. However, despite there being significant literature and in vitro and in vivo evidence that adenosine analogs may be effective in treating a number of diseases and disorders, the compounds developed to date have not been extensively tested in vitro and have not been tested in vivo. It is possible that any and all compounds or product candidates developed by Purnovate or using its technology may fail or be determined not valuable to pursue as products for a number of reasons, including, without limitation, due to toxicity, lack of efficacy, lack of stability, poor manufacturing characteristics or otherwise.

There is uncertainty as to market acceptance of Purnovate’s technology and products.

Purnovate has conducted its own research into the markets for its products; however, because it will be a new entrant into the market, it cannot guarantee market acceptance of its products and has somewhat limited information on which to estimate anticipated level of sales. Purnovate’s products will require patients and doctors to adopt its technology. Purnovate’s industry is susceptible to rapid technological developments and there can be no assurance that it will be able to match any new technological advances. If it is unable to match the technological changes in the needs of its customers the demand for its products will be reduced.

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

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, and a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by or sufficient for regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our candidate products is also subject to approval. Additionally, some foreign jurisdictions require participation of subjects from their country in the Phase 3 trials in order to gain approval in their country.

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

Certain of our officers are currently working for our company on a part-time basis and we expect that they will continue to do so. Our employment agreement with our Chief Financial Officer/Chief Operating Officer provides that he will devote 75% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements. Our consulting agreement with our Chief Medical Officer provides that he will devote 75% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements.

We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of businesses and assets, such as the Acquisition of Purnovate. We also may pursue strategic alliances and joint ventures that leverage our technology and industry experience to expand our offerings or other capabilities. Though certain company personnel have business development and corporate transaction experience, including with licensing, mergers and acquisitions, and strategic partnering, as a company we have no experience with acquiring other companies and limited experience with forming strategic alliances and joint ventures. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. Integration of an acquired company also may disrupt ongoing operations and require management resources that would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 29% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 7.2%, 10.1%, 8.1%, and 4.3%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 5,500,000 at our 2020 Annual Stockholders Meeting, and of which 1,028,382 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2020, we had outstanding (i) warrants to purchase 8,649,625 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.60), and (ii) options to purchase 2,668,866 shares of common stock at a weighted average exercise price of $2.48 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

At the date of this filing, having issued a significant number of options and seen a significant number of warrant exercised, we had outstanding (i) warrants to purchase 7,957,225 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.83), and (ii) options to purchase 3,576,866 shares of common stock at a weighted average exercise price of $2.61 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On February 16, 2021, the reported low sale price of our common stock was $2.88, the reported high sale price was $3.30 and closing price of our common stock was $3.19 while on December 31, 2020 the closing price of our common stock was $1.70. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

Many of the costs associated with our ongoing ONWARD Phase 3 trial, presently expected to require approximately $10.7 million to complete, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

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

Our Certificate of Incorporation and our bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On March 1, 2020, we entered into a sublease with Purnovate, now our subsidiary and at the that time a related party, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400. The lease is terminable on thirty (30) days notice. On January 25, 2021, we acquired Purnovate. After the acquisition, the Company directly or through Purnovate operates a chemistry and analytics laboratory in its 4,175 square feet leased laboratory and office space. On January 6, 2020, Purnovate entered a lease for the Facility with a term of three (3) years. On January 19, 2021, Purnovate entered an amendment to this lease extending the lease until January 31, 2026.

On December 19, 2018, we entered into an office service agreement, which commenced on January 2, 2019, for two furnished workspaces (approximately 250 square feet) located at 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911. Pursuant to the agreement agreed to pay rent in the amount of $1,150 per month. Either party may terminate the sublease upon written notice to the other party specifying the date of termination as long as such date of termination is not earlier than the last day of the month following the month in which such notice is given.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On July 27, 2018, our common stock and our warrants issued in connection with our July 2018 initial public offering began trading on The Nasdaq Capital Market under the symbols “ADIL” and “ADILW,” respectively. Prior to our initial public offering, no public trades occurred in our common stock or warrants. The closing price of our common stock and warrants on the Nasdaq Capital Market on December 31, 2020 was $1.70 and $0.39, respectively.

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

Holders of Common Stock and Warrants

As of March 22, 2021, there were an estimated 77 holders of record of our common stock and 38 holders of record of our warrants issued in connection with our initial public offering. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

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

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2020 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2020.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2020 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,529,180	$2.48	2,171,382
Equity compensation plans not approved by security holders	–	NA	NA
Total	2,529,180	$2.48	2,171,382

*	Excludes 139,686 options issued prior to adoption of the Equity Compensation Plan and 799,438 shares of common stock issued under the Equity Compensation Plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 1,750,000 shares, which has since been increased to 5,500,000 at our 2020 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate 3,576,866 shares of our common stock and have issued 1,024,438 shares of common stock under the 2017 equity incentive plan, leaving up to 1,028,382 shares issuable under the 2017 equity incentive plan.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). The active ingredient in AD04 is ondansetron, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”) that is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. We have commenced Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol. We are also exploring expanding or portfolio in the field of addiction.

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

We have devoted substantially all of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Annual Report on Form 10-K, we have funded our operations primarily through the private placement of debt and equity securities and most recently, our initial public offering, follow-on offering and equity line.

We have incurred net losses in each year since our inception, including net losses of approximately $10.9 million and $8.6 million for the years ended December 31, 2020 and 2019. We had accumulated deficits of approximately $31.5 million as of December 31, 2020. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents will be sufficient to fund our operations for the next twelve months from the filing of these financial statements, because we have incurred various expenses related to adding personnel and other corporate resources and experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries due to COVID-19, resulting in significantly slowed trial enrollment and additional expense. We expect that we will need additional funding to complete our first Phase 3 clinical trial.

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

We current estimate the total cost to complete our initial Phase 3 clinical trial of AD04 for the treatment of AUD to be approximately $10.7 million (versus a previous estimate of $8.8 million), of which approximately $5.3 million has already been incurred or been pre-paid, leaving approximately $5.4 million in direct trial expenses that we will be required to pay in the future. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

●	the progress and cost of our research and development activities;

●	the number and scope of our research and development programs;

●	the progress and cost of our preclinical and clinical development activities;

●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

●	our ability to achieve our milestones under licensing arrangements;

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;

●	the costs and timing of regulatory approvals;

●	The impact of COVID-19 on our ability to timely enroll patients in our Phase 3clinical trial and obtain regulatory approvals; and

●	changes in the value of the Euro relative to the US Dollar.

Additional funds are expected to be raised through grants, partnerships with other pharmaceutical companies or through additional debt or equity financings, including pursuant to the terms of our equity line. We expect the second Phase 3 Trial to cost approximately $20 million, such estimate subject to the factors stated above.

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs.

2020 Financing Developments

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

On September 21, 2020, we concluded a private placement with a related party of 357,143 unregistered shares of common stock and above market price of $1.40 per share. Gross proceeds of the offering, totaled $500,000, with no material expenses.

On September 29, 2020, previously registered warrants to purchase 225,000 shares at an exercise fee of $2.00 per share were exercised for a total of $450,000.

On November 18, 2020, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Keystone Capital. Pursuant to the Purchase Agreement, we have the right to sell Keystone Capital the lesser of (i) $15,000,000 in shares of our common stock and (ii) the number of shares of common stock equal to the Exchange Cap (as defined below), subject to certain limitations and conditions set forth in the Purchase Agreement, including a closing market price of Adial stock of greater than $1.00 on the business day sales under the agreement are made. The purchase price of the shares of our common stock that may be sold to Keystone Capital under the Purchase Agreement will be based on the market price of our common stock at the time of sale as computed under the Purchase Agreement. specifically, the purchase price per share of the common stock that may be sold to Keystone Capital under the Purchase Agreement is such fixed purchases equal ninety percent (90%) of the arithmetic average of the closing sale prices of our common stock during the five (5) consecutive trading-day period ending on the fixed purchase date for the fixed purchase, so long as the common stock is listed on Nasdaq or any nationally recognized successor thereto (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Purchase Agreement). There is no upper limit on the price per share that Keystone Capital could be obligated to pay for the common stock under the Purchase Agreement.

Under the applicable rules of the Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue more than 2,842,198 shares of our common stock to Keystone Capital under the Purchase Agreement (including 175,000 shares of our common stock that we issued to Keystone Capital upon execution of the Purchase Agreement, the cost of which issuance was capitalized as a cost of equity), which represents 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of our common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Keystone Capital under the Purchase Agreement equals or exceeds $1.8222, which represents the lower of (i) the Nasdaq official closing price immediately preceding the execution of the Purchase Agreement and (ii) the average of the five Nasdaq official closing prices for the common stock immediately preceding the execution of the Purchase Agreement, plus an incremental amount such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the Nasdaq. The Company has also limited the aggregate number of shares of common stock reserved for issuance under the Purchase Agreement to 15,000,000 shares without subsequent approval from our board of directors.

Pursuant to the terms of the Registration Rights Agreement, we agreed to file with the SEC one or more registration statements on Form S-1 to register for resale under the Securities Act the shares of our common stock that may be issued to Keystone Capital under the Purchase Agreement, including the commitment shares that we issued to Keystone Capital. The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The registration statement registering such shares of common stock was declared effective on December 15, 2020. During the year ended December 31, 2020, we did not sell any shares of our common stock pursuant to the Purchase Agreement. Subsequent to the year-end we sold 1,007,296 shares of our common stock for gross proceeds of $2,350,000 pursuant to the Purchase Agreement.

On March 11, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreements”) with each of Keystone Capital Partners, LLC (“Keystone”), Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, our Chief Strategy Officer and entities controlled by James W. Newman, Jr., a member of our board of directors (“Newman” and collectively with Keystone and Bespoke the “Investors,” and each an “Investor”), pursuant to which: (i) Keystone has agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002; (ii) Bespoke has agreed to purchase an aggregate of 336,667 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; and (iii) Newman has agreed to purchase an aggregate of 30,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000. Under the terms of the Securities Purchase Agreements: (i) Keystone has purchased 33,334 shares of our common stock and paid us $100,002 and agreed to purchase an additional 300,000 shares of our common stock upon the effectiveness of a registration statement registering the shares of common stock acquired and to be acquired (the “Registration Statement”); (ii) Bespoke has purchased 33,337 shares of our common stock and paid us $100,011 and agreed to purchase an additional 300,000 shares of our common stock upon the effectiveness of the Registration Statement; and (iii) Newman has purchased 30,000 shares of our common stock and paid us $90,000. In connection with the Securities Purchase Agreements, we entered into Registration Rights Agreements, dated March 11, 2021 (“Registration Rights Agreements”), with each of the Investors pursuant to which we are obligated to file a registration statement (the “Registration Statement”) with the SEC within thirty (30) days following the date upon which we file this Annual Report on Form 10-K with the SEC and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within thirty (30) days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within thirty (30) days after the Registration Statement is filed).

Recent Developments

Acquisition of Purnovate, Inc.

On December 7, 2020, we closed the Acquisition contemplated by that Equity Purchase Agreement pursuant to which we purchased all of the outstanding membership interests of Purnovate from the members of Purnovate, such that after the Acquisition, Purnovate became our wholly owned subsidiary. Purnovate is a pre-clinical drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. Prior to the acquisition, our CEO and a Director owned equity in Purnovate and the transaction was considered to be one with a related party.

Pursuant to the terms of the Equity Purchase Agreement, in exchange for the outstanding membership interests of Purnovate, we paid the members an aggregate of $350,000 (the “Cash Consideration”) at the closing and issued to the Members an aggregate of 700,000 shares of our restricted common stock (the “Stock Consideration”) with an approximate fair market value of $1,638,000 at time of issuance, which issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Prior to the closing of the transaction, we loaned Purnovate $350,000 in working capital for use during the due diligence period. In addition, members will receive development milestone payments in an aggregate amount of up to $2,100,000 for each compound developed, development milestone payments in an aggregate amount of up to $20,000,000 for each compound commercialized, and royalties of 3.0% of net sales.

Clinical Developments

In January 2020, we announced that we had received favorable opinions from the Finnish Medicines Agency (FIMEA) and National Committee on Medical Research Ethics (TUKIJA) to commence our Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

On June 11, 2020, we announced that we had received all necessary approvals to commence our landmark Phase 3 clinical trial to investigate AD04 as a genetically targeted therapeutic agent for the treatment of AUD.

On July 17, 2020, we received notice that the European Medicines Agency (EMA) had accepted the Pediatric Investigation Plan (PIP) submitted by us for development of our lead drug candidate, AD04, for the treatment of alcohol use disorder in the pediatric population, ages 12 to 17.

On July 30, 2020, we announced that we had received approval to commence our Phase 3 clinical trial of AD04 for the treatment of AUD in Croatia. As a result, we had secured approvals to run the trial in all of the Scandinavian and Eastern European countries in which we intend to run the clinical trial.

On September 14, 2020, we filed with the FDA to take our Investigational New Drug (IND) Application for the use of our lead product candidate, AD04, as a treatment for Alcohol Use Disorder (AUD) off inactive status with the United States Food and Drug Administration (FDA) and on October 15, 2020 we announced that that the FDA had reactivated the IND.

On November 3, 2020, we providing the following highlighted updates on our Phase 3 clinical trial of AD04 for the treatment of AUD

●	All 25 planned investigative sites are active.

●	66% of expected patient screenings have been completed and the Phase 3 clinical trial more than 50% enrolled relative to planned enrollment.

●	The enrollment rate has increased for four consecutive months and the Phase 3 clinical trial is projected to be fully enrolled during Q2 2021.

●	Data readout is expected in Q4 2021 or earlier.

●	AD04 has been well tolerated with no serious adverse events having been reported

Antibody Tests

In order to protect our patients in the ONWARD Phase 3 trial and potentially increase retention rates, we secured distribution rights to certain SARS-CoV-2 antibody tests to administer to patients in the trial and various time points. In an effort to make the antibody tests more widely available in the United States, we entered engagements with third parties for sell tests provided by Adial as their distributor. Significant resources have not been devoted to this effort and the impact on the Company is not expected to be material.

Results of operations for the years ended December 31, 2020 and 2019 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2020	2019	(Decrease)
Research and development expenses	$5,853,000	3,966,000	1,887,000
General and administrative expenses	5,075,000	4,279,000	796,000
Total Operating Expenses	10,928,000	8,245,000	2,683,000

Loss From Operations	(10,928,000)	(8,245,000)	(2,683,000)

Interest income	32,000	95,000	(63,000)
Warrant Modification Expense	–	(442,000)	442,000
Other Income	3,000	–	3,000
Total other income (expenses)	35,000	(347,000)	382,000

Net Loss	(10,893,000)	(8,592,000)	(2,301,000)

Research and development (“R&D”) expenses

Research and development expenses increased by approximately $1,887,000 (48%) during the year ended December 31, 2020 as compared to the year ended December 31, 2019. This change was primarily due to a large increase in direct trial expenses (approximately $2,967,000) consisting of CRO fees and expenses, site fees and related vendor expenses with an increase in trial sites open to enrollment, partially offset by decreases in regulatory consulting fees due to decreased trial preparation time, decreased compensation expense for R&D employees, decreased manufacturing expenses, and decreased license expenses. In the latter months of the year ended December 31, 2020, patient enrollment costs increased as a result of the impact of the COVID-19 pandemic resulting in the opening of higher cost sites in Scandinavia as opposed lower cost sites in Central and Eastern Europe.

General and administrative expenses

General and administrative expenses increased by approximately $796,000 (19%) from in the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was due to increased expense in a several areas, including business development and financial consulting (approximately $141,000), public and shareholder relations (approximately $83,000), insurance expenses (approximately $46,000), and equity compensation expense (approximately $222,000) with the increased use of option and share grants.

Other income (expenses)

Other income increased by $382,000 (110%) in the year ended December 31, 2020 compared to the year ended December 31, 2019. This was mostly due to the presence in the first quarter of 2019 of a one-time warrant modification expense of $442,000, which was offset by a decrease in interest income of approximately $63,000, which was in turn due to the combination of substantially lower money market returns during the COVID-19 pandemic and somewhat reduced cash balances as we expend capital in the course of completing its trial.

Liquidity and capital resources

Overview

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our compound, if approved. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate and as we further develop product candidates acquired from Purnovate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings and our equity line, as well as other equity financings and the issuance of debt securities prior to that. On July 31, 2018, we closed our initial public offering.

On February 25, 2019, we closed a follow on a public offering pursuant to which we raised approximately $8.2 million net of underwriting discounts and commissions and estimated offering expenses.

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

On September 21, 2020, we concluded a private placement with a related party of 357,143 shares of common stock at an above-market price of $1.40 per share, for total proceeds of $500,000.

On September 30, 2020, warrants to purchase 225,000 shares of common stock an exercise price of $2.00 per share were exercised for a total cash payment of $450,000.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this form 10-K, based our current projections. We have recently executed an equity purchase agreement with Keystone Capital, LLC, which allows us to obtain depending on our stock’s market price and us meeting other conditions, up to $15 million in equity financing. We did not sell any shares of our common stock pursuant to the equity line with Keystone Capital during the year ended December 31, 2020; however, subsequent to the end of the year, we sold 1,007,296 shares of our common stock for gross proceeds of $2.35 million. We also received approximately $1.4 million in proceeds from exercise of warrants to purchase 712,500 shares of common stock for an exercise price of $2.00 per share.

We expect to use approximately $8.6 million in cash during the twelve months ended December 31, 2021 for both trial costs, other R&D project costs, and general corporate expenses. We expect to exhaust funds on hand in the fourth quarter of 2021, given our expected trial costs, other project costs, and costs of Company overhead, and will require approximately $3.3 million in additional funding to reach the current expected database lock in February of 2022. Our ability to access funds under the equity purchase agreement is dependent upon the market price of our common stock, so access to these funds is not guaranteed. If we are unable to access funds under the equity purchase agreement, we would need to raise funds through other sources. There is no assurance that such funds could be raised by that time on acceptable terms. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied.

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

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2020	2019
Provided by (used in)
Operating activities	$(7,633,000)	$(6,339,000)
Investing activities	(350,000)	–
Financing activities	5,607,000	9,247,000
Net increase (decrease) in cash and cash equivalents	$(2,376,000)	$2,908,000

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2020 consists primarily of net loss adjusted for certain non-cash items (including amortization and share-based compensation), and the effect of changes in working capital and other activities. The increase in cash used in operating activities ($1,294,000) for the year ended December 31, 2020 as compared to the year ended December 31, 2019, despite the larger increase in net loss between the same periods (of approximately $2,301,000), is due to the larger proportion of costs being non-cash costs, such as equity compensation expense, and to a large increase in accrued expenses in the year ended December 31, 2020 compared to the year ended December 31, 2019. Non-cash assets, such as pre-paid research and development, also increased substantially (by about $162,000) in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Net cash provided by investing activities

Net cash provided by investing activities during the year ended December 31, 2020 consists of the $350,000 loan that we made to Purnovate prior to the closing of the Acquisition to be used for further research and development efforts.

Net cash provided by financing activities

Net cash provided by financing activities during the years ended December 31, 2020 and 2019 primarily consist of capital raising activities through debt and equity financing. Net cash provided by financing activities decreased $3,640,000 during the year ended December 31, 2020, and was primarily attributable to the lesser net proceeds of the registered direct offering, private placement, and warrant exercises compared to the public offering completed in 2019.

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

While our significant accounting policies are more fully described in Note 3 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

R&D Expenses

Recognition and accrual of expenses associated with our clinical trial are dependent on the judgment of our contractors and subcontractors in their reporting and communication of information to us. Occurrence of certain fees to our CRO, clinical trial sites, and subcontractors are tied to events, for which the determination of likelihood requires judgment both on our part and on the part of our contractors.

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

The three levels of valuation hierarchy are defined as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of December 31, 2020, the significant inputs to our derivative liabilities recorded at fair value were considered level 3 inputs.

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

The Black Scholes Merton model requires the input of certain subjective assumptions and the application of judgment in determining the fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, the expected dividend yield, and the expected term of the awards. In addition, the recognition of equity-based compensation expense is impacted by our forfeitures, which are accounted for as they occur.

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●	Expected volatility — We determine the expected price volatility based on the historical volatilities of a peer group as we do not have a sufficient trading history for our units. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. Starting in 2020, we have begun blending data on the our historical volatility together with this peer group of companies, the proportion of our volatility used growing as the period of our historical volatility becomes longer.

●	Risk-free interest rate — The risk free rate was determined based on yields of U.S. Treasury Bonds of comparable terms.

●	Expected dividend yield — We have not previously issued dividends and do not anticipate paying dividends in the foreseeable future. Therefore, we used a dividend rate of zero based on our expectation of additional dividends.

●	Expected term —The expected term of the options was estimated using the simplified method.

Commitments and Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Our legal costs associated with contingent liabilities are recorded to expense as incurred.

Income taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have no history of being able to generate a profit, and no certainty as to our ability to do so in the future.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2, the Company has an accumulated deficit of $31.5 million as of December 31, 2020 and has suffered recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.
East Hanover, New Jersey
March 22, 2021

ADIAL PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$4,401,114	$6,777,052
Prepaid research and development	233,035	536,916
Prepaid expenses and other current assets	501,689	359,499
Total Current Assets	5,135,838	7,673,467

Intangible assets, net	5,606	6,170
Advance to seller	350,000	—

Total Assets	$5,491,444	$7,679,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$648,739	$190,204
Accrued expenses	856,639	348,847
Total Current Liabilities	1,505,378	539,051

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2020 and 2019	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 14,393,100 and 10,368,352 shares issued and outstanding at December 31, 2020 and 2019, respectively	14,393	10,368
Additional paid in capital	35,491,462	27,757,017
Accumulated deficit	(31,519,789)	(20,626,799)
Total Stockholders’ Equity	3,986,066	7,140,586

Total Liabilities and Stockholders’ Equity	$5,491,444	$7,679,637

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Operating Expenses:
Research and development	$5,853,291	$3,965,543
General and administrative	5,074,694	4,279,357
Total Operating Expenses	10,927,985	8,244,900

Loss From Operations	(10,927,985)	(8,244,900)

Other Income (Expense)
Interest income	32,495	95,234
Other income	2,500	—
Warrant modification expense	—	(441,763)
Total other income (expense)	34,995	(346,529)

Loss Before Provision For Income Taxes	(10,892,990)	(8,591,429)
Benefit from income taxes	—	—

Net Loss	$(10,892,990)	$(8,591,429)

Net loss per share, basic and diluted	$(0.87)	$(0.87)

Weighted average shares, basic and diluted	12,463,127	9,852,486

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	6,862,499	$6,863	$16,469,818	$(12,035,370)	$4,441,311
Stock-based compensation	—	—	1,078,573	—	1,078,573
Stock-based compensation - common stock issued for services	234,437	234	523,511	—	523,745
Warrant modification expense	—	—	441,763	—	441,763
Sale of common stock & warrants	2,845,000	2,845	9,243,404	—	9,246,249
Offering issuance cost	—	—	(1,050,576)	—	(1,050,576)
Exercise of warrants	426,416	426	1,050,524	—	1,050,950
Net loss	—	—	—	(8,591,429)	(8,591,429)
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Stock-based compensation	—	—	1,420,455	—	1,420,455
Stock-based compensation, common stock issued for services	446,251	446	710,346	—	710,792
Sale of common stock & warrants	3,177,143	3,177	5,713,823	—	5,717,000
Offerings issuance costs	—	—	(559,785)	—	(559,785)
Warrant exercises	226,354	227	449,781	—	450,008
Issuance of commitment shares	175,000	175	(175)	—	—
Net loss	—	—	—	(10,892,990)	(10,892,990)
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,892,990)	$(8,591,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,014,246	1,602,318
Non-cash warrant modification expense	—	441,763
Amortization of intangible assets	564	565
Changes in operating assets and liabilities:
Prepaid research and development	303,881	(30,956)
Prepaid expenses and other current assets	(142,190)	(41,952)
Accounts payable	458,535	90,533
Accrued expenses	624,793	190,544
Net cash used in operating activities	(7,633,161)	(6,338,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to seller	(350,000)	—
Net cash used in investing activities	(350,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offerings	5,157,215	8,195,673
Proceeds from warrant exercises	450,008	1,050,950
Net cash provided by financing activities	5,607,223	9,246,623

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,375,938)	2,908,009

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	6,777,052	3,869,043

CASH AND CASH EQUIVALENTS-END OF YEAR	$4,401,114	$6,777,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Reclassification of stock-based comp from accrued expenses	$117,001	$—
Non-cash cost of commitment shares	$295,750	$—

The accompanying notes are an integral part of these financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (the “Company” or “Adial”) was converted from a limited liability company formed on November 23, 2010 to a corporation and reincorporated in Delaware on October 1, 2017. Adial is presently engaged in the development of medications for the treatment and prevention of addictions and related disorders.

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

2 — LIQUIDITY, GOING CONCERN AND OTHER UNCERTAINTIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses and negative cash flows from operations each year since inception and has an accumulated deficit of approximately $31.5 million as of December 31, 2020. Based on the current development plans for AD04 and other operating requirements, existing cash and equivalents are not sufficient to fund operations for the next twelve months following the financial statement filing date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Due to the COVID-19 pandemic, during the first three quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment has since improved, though enrollment in higher cost sites in Scandinavia have recovered more quickly than in lower cost sites in Central and Eastern Europe. The Company presently projects completion of its phase three trial during the first quarter of 2022 with available cash currently projected into the fourth quarter of 2021. As such, cash on hand is not projected to be sufficient to reach database lock.

The Company’s plans include raising additional capital from various potential sources, including equity and/or debt financings, grant funding, and strategic relationships. In addition, the Company has an active equity purchase agreement (See Notes 7 and 10) with Keystone Capital, LLC, which allows the sale of up to $15 million, which amount, if fully accessible, would be sufficient to fund the Company’s operations beyond one year from the filing date of these statements. However, there can be no guarantee that the Company will meet the conditions to use the equity line and without access to this credit line and/or additional funding, which may not be available on acceptable terms or at all, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

The Company also faces the ongoing risk that the coronavirus pandemic may further slow, for an unforeseeable period, the conduct of the Company’s trial. The effects of the ongoing coronavirus pandemic may also increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our key clinical trial vendors and supplier of our active pharmaceutical ingredient. The full extent to which the COVID-19 pandemic further impacts the clinical development of AD04, the Company’s suppliers and other commercial partners, will depend on future developments that cannot be predicted.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, expense recognition and accruals associated with third party providers supporting clinical trials and other research and development, and income tax asset realization.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2020 and 2019 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect. “Penny warrants” were not excluded from calculation of outstanding shares for purposes of basic earnings per share.

The total potentially dilutive common shares that were excluded for the years ended December 31, 2020 and 2019 were as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2020	2019
Warrants to purchase common shares, less “penny warrants” included in potentially dilutive common shares	8,577,336	6,595,631
Common shares issuable on exercise of options	2,668,866	1,661,466
Total potentially dilutive common shares excluded	11,246,202	8,257,097

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2020, the Company did not exceed FDIC insurance limits but held approximately $4.2 million in non-FDIC insured cash accounts. Included in cash equivalents are equity securities with maturity dates less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2019, the Company exceeded FDIC insurance limits by approximately $0.4 million and held approximately $6.1 million in non-FDIC insured cash equivalent investments.

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

Research and Development

Research and development costs are charged to expense as incurred and include direct trial expenses such as fees due to contract research organizations, consultants which support the Company’s research and development endeavors, the acquisition of technology rights without an alternative use, and compensation and benefits of clinical research and development personnel. Certain research and development costs, in particular fees to contract research organizations (“CROs”), are structured with milestone payments due on the occurrence of certain key events. Where such milestone payments are greater than those earned through the provision of such services, the Company recognizes a prepaid asset which is recorded as expense as services are incurred. Where such expenses are greater than total milestone payments made, an accrued expense liability is recognized.

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

The key assumptions included in the model are as follows:

●	Expected volatility — The expected price volatility based on the historical volatilities of peer group companies as the Company does not have a sufficient trading history. Industry peers consist of several public companies in the bio-tech industry similar in size, stage of life cycle, and capital structure. The Company also blends in historical data on the volatility of its own equity, increasing in proportion as the period of historical data on the Company’s data becomes more representative.

●	Risk-free interest rate — The risk free rate was determined based on yields of U.S. Treasury Bonds of comparable terms.

●	Expected dividend yield — The Company has not previously issued dividends and do not anticipate paying dividends in the foreseeable future. Therefore, we used a dividend rate of zero based on our expectation of additional dividends.

●	Expected term —The expected term of the options was estimated using the simplified method.

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

4 — ADVANCE TO SELLER – RELATED PARTY

In connection with entry into a December 7, 2020 equity purchase agreement with Purnovate, Inc., an early stage drug development company with a focus on purine chemistry and successor to Purnovate, LLC (henceforth “Purnovate”), the Company loaned Purnovate $350,000 to continue its research and development efforts during the due diligence period specified in the agreement, and issued a 3.5% promissory note due December 7, 2021. In the event the acquisition were terminated, the bridge note would become convertible, at the option of the Company, into equity of Purnovate at a conversion price of $1.50. The proceeds of the Bridge Note were to be used by Purnovate to fund ongoing research and development, working capital, and other general corporate purposes. See Notes 6 and 10.

5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Clinical research organization services and expenses	$470,991	$16,877
Employee compensation	322,437	263,914
Minimum license royalties	40,000	–
Manufacturing expenses	17,060	–
Legal and consulting services	6,151	68,056
Total accrued expenses	$856,639	$348,847

6 — RELATED PARTY TRANSACTIONS

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

On September 21, 2020, the Company concluded a private placement of 357,143 unregistered shares of common stock and above market price of $1.40 per share with Bespoke Growth Partners, Inc. (“Bespoke”). Bespoke is controlled by a consultant who serves as the Company’s Chief Development Officer. Net proceeds of the offering was $500,000.

On December 7, 2020, the Company entered into an Equity Purchase Agreement with Purnovate, LLC to purchase all of the outstanding membership interests of Purnovate from the members of Purnovate (the “Members”), such that after the acquisition, Purnovate would be a wholly owned subsidiary of Adial. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. Adial’s Chief Executive Officer and board member, William B. Stilley, and another Adial board member were, directly or indirectly, members of Purnovate. Messrs. Stilley and Newman agreed to sell their membership interests on the same terms as the other Members, except that Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the stock consideration that he receives so long as his employment has not been terminated by the Company without cause prior to the end of such period. Mr. Stilley owned approximately 28.7% of the membership interest of Purnovate and Mr. Newman controlled two entities that, together, own less than 1% of the membership interests of Purnovate.

As a result of the foregoing, the Company formed a Special Committee of independent members of its Board of Directors to review and negotiate the acquisition terms. On January 26, 2021 the acquisition was consummated, and Messrs. Stilley and Newman sold all of their membership interests in Purnovate to the Company (see Note 10).

See Note 9 for related party vendor, consulting, and lease agreements and Note 4 for Advance to Seller.

7 — SHAREHOLDERS’ EQUITY

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

On November 18, 2020, the Company issue 175,000 shares of common stock at a cost of $295,750 to Keystone Capital, LLC as commitment shares due on execution of an equity purchase agreement.

During the year ended December 31, 2020, the Company issued 446,251 shares of common stock and 91,705 warrants to purchase shares of common stock to consultants for services rendered and to employees at a total cost for the period of $710,792.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 1, 2020, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 5,500,000. At December 31, 2020, the Company had issued 799,438 shares of common stock and had outstanding 2,529,180 options to purchase shares of our common stock. At December 31, 2020, a total of 2,171,382 shares remain issuance under the 2017 Equity Incentive Plan.

Stock Options

The following table provides the stock option activity for the year ended December 31, 2020:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2018	243,182	8.93	$4.88	$4.09
Issued	1,452,880		3.19	2.21
Cancelled	(34,596)		5.70	4.23
Outstanding December 31, 2019	1,661,466		3.38	2.38
Issued	1,255,000		1.44	1.13
Cancelled	(247,600)		3.27	2.04
Outstanding December 31, 2020	2,668,866	8.09	2.48	1.78
Outstanding December 31, 2020, vested and exercisable	1,242,831	7.72	$2.94	$2.13

At December 31, 2020, the intrinsic value totals of the outstanding options were $339,520.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2020 and 2019:

	2020	2019
Fair Value per Share	$1.36-1.48	$1.45-3.39
Expected Term	5.75 years	1.46-5.75 years
Expected Dividend	–	–
Expected Volatility	102.39-103.83%	97.37-101.09%
Risk free rate	0.49-0.72%	2.32-2.51%

During the year ended December 31, 2020, 1,225,000 options to purchase shares of common stock were granted at a fair value of $1,420,505, an approximate weighted average fair value of $1.13 per option, to be amortized over a service a weighted average period of three years. As of December 31, 2020, $2,344,035 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 2.38 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Research and development options expense	252,173	355,229
Total research and development expenses	252,173	355,229
General and administrative options expense	1,168,281	723,344
Stock and warrants issued to consultants and employees	710,792	523,745
Total general and administrative expenses	1,879,073	1,247,089
Total stock-based compensation expense	$2,131,246	$1,602,318

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2018	5,054,759	5.07	$5.72	0.61
Issued	2,113,750		4.06
Exercised	(519,235)		$4.07
Outstanding December 31, 2019	6,669,274	4.23	$5.38	0.03
Issued	2,206,705		1.98
Exercised	(226,354)		$1.99
Outstanding December 31, 2020	8,649,625	3.46	$4.60	0.02

This table includes warrants to purchase 91,705 shares of common stock issued to consultants, with a total fair value of $110,303 at time of issue, calculated using the Black Scholes model assuming an underlying security values ranging from $1.30 to 2.03 and volatility rate of 103.83%, a risk-free rate of 0.49%, and an expected term of 1.5 years.

During the year ended December 31, 2020, 226,354 warrants to purchase shares of common stock were exercised for total proceeds of $450,008.

8 — INCOME TAXES

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year ended December 31,
	2020	2019
Computed “expected” tax benefit	$(2,287,528)	(1,804,200)
Increase (reduction) in income taxes resulting from:
State Tax, net of federal	(446,351)	(225,900)
Stock Compensation	309,838	372,190
Other	188	17,572
Change in the valuation allowance	2,423,853	1,640,338
Total income tax expense/(benefit)	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets as of December 31, 2020 and 2019, respectively, are as follows:

Deferred Tax Assets (rounded)

	Total	Total	Deferred Tax Asset
	2020	2019	2020	2019
Net operating loss carry-forward	23,294,000	14,120,000	5,996,000	3,635,000
Accrued Expenses	243,000	—	62,000	—
Intangible Assets	(1,000)	(1,000)	—	—
Less: valuation allowance	(23,536,000)	(14,119,000)	(6,058,000)	(3,635,000)
Total	$—	$—	$—	$—

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $23.3 million at December 31, 2020, that is potentially available to offset future taxable income. The 20-year limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based on the above criteria, the Company believes that it is more likely than not that the remaining deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $6.0M against the net deferred tax asset that is not realizable.

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

The Company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since the Company’s inception, due to the significant costs and complexities associated with such study. If the Company has experienced a change in control, as defined by Section 382, at any time since its public offering, utilization of net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating losses before utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which they operate. In the normal course of business, the Company is subject to examination by Federal and state jurisdictions where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2020, open years related to the Federal and state jurisdictions are 2019, 2018 & 2017. Since the Company was not a taxable entity prior to reincorporation, examination of returns for years prior to 2017 will not result in changes to tax liability or benefit. The Company has no open tax audits with any taxing authority as of December 31, 2020.

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

During the year ended December 31, 2020 and 2019, the Company recognized $40,000 in minimum license royalty expenses under this agreement.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. On June 28, 2019, the Company and Crown Executed a change order to Service Agreement 1 increasing Crown’s fee from $3,614,513 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.2216 as of December 31, 2020) to $3,871,122 (€3,168,895) and rescheduling future milestone payments.

On February 1, 2020, the first site initiation visit (“SIV”) of a study site had been completed and the second milestone of $299,496 was paid. On February 27, 2020, the first potential patient for the study had been screened and the third milestone payment of $297,013 was paid. On June 15, 2020, 50% of sites had been initiated and a fourth milestone payment of $302,843 was paid. On October 20, 2020, 100% of sites had been initiated and a fifth milestone $319,310 was paid. On November 10, 2020, 30% of patients had been enrolled and a sixth milestone payment of $319,013 was paid.

At December 31, 2020, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
60% patients randomized	10%	$329,756
100% of patients randomized	10%	$329,756
90% of case report form pages monitored	5%	$164,878
PE analysis	5%	$164,878
Database is locked	10%	$329,756

During the year ended December 31, 2020, the Company recognized $1,850,495 in direct expenses associated with the Service Agreement 1, classified as R&D expense. Prepaid R&D costs were $214,633 at December 31, 2019, and on December 31, 2020 there was accrued R&D expense of $53,065 related to such direct expenses under this agreement.

Service Agreement 1 also estimated approximately $2.7 million (€2,172,000) in pass-through costs, mostly fees to clinical investigators and sites, which will be billed as incurred and the total contingent upon individual site rate and enrollment rates. Based on current enrollment rates and the various active clinical sites, the Company has increased its total estimated future site costs to approximately $3.1 million. This estimate could increase or decrease based on changes to individual site enrollment rates. During the year ended December 31, 2020, the Company recognized $1,317,766 in costs associated with fees to investigators and sites.

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

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO had a 30% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400. During the year ended December 31, 2020, the rent expense associated with this lease was $14,000.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) and 2017 Equity Incentive Plan continue unaffected. The total expense to the Company under this agreement was $375,000 and $676,664 in the years ended December 31, 2020 and 2019, respectively.

On July 5, 2019, the Company entered into a Master Services Agreement (the “MSA”) and attached statement of work with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during the Company’s current Phase 3 clinical trial. PEPCO is owned by a related party, Dr. Bankole Johnson, the Company’s Chief Medical Officer, and currently the largest stockholder in the Company. It is anticipated that the compensation to be paid to PEPCO for services under the MSA will total approximately $300,000, of which shares of the Company’s common stock having a value equal to twenty percent (20%) of this total can be issued to Dr. Johnson in lieu of cash payment.

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered as of the Amendment date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining fees owed for services and fixed the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. On August 19, 2020, the Company entered into a Lock-Up Agreement Extension and Right of First Refusal with Dr. Johnson (the “Lock-Up Extension”), which amended the Lock-Up Agreement that had been entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of the Company’s common stock. During the years ended December 31, 2020 and 2019, the Company recognized $147,120 and $39,064 in expenses associated with this vendor agreement, respectively. As of December 31, 2020, the Company had recognized $147,120 in expenses, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767 associated with this vendor agreement.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $0.9 million in future cash.

Contingencies

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At December 31, 2020, the Company did not have any pending legal actions.

10 — SUBSEQUENT EVENTS

On January 26, 2021, the Company completed its acquisition of 100% of the equity interests of Purnovate, Inc. (See Notes 4 and 6) for cash consideration of $700,000 (including the $350,000 initial advance), the issuance 700,000 shares of Adial common stock ($2.34 at date of closing and contingent consideration for (i) certain development milestones in an aggregate amount of up to $2,100,000 for each compound (ii) milestones in an aggregate amount of up to $20,000,000 for each compound commercialized, and (iii) royalties of 3.0% of Net Sales (as defined in the Purchase Agreement). The equity consideration has been placed into escrow to secure certain indemnification and other obligations of Purnovate and the members.

The acquisition essentially included an in place workforce comprised of four employees, ongoing R&D projects and pending patents, the laboratory and office lease at 1180 Seminole Trail, Charlottesville, Virginia, laboratory equipment and glassware, and a significant library of chemical compounds that are expected to be used in their ongoing research and development projects or sold to other companies. Determination of the final fair value and purchase price allocation has not been completed as of the financial statement filing date. The Company has retained a third-party appraiser to assist in its valuation and purchase price allocation.

The Company has not presented unaudited pro forma combined results of operations as if Purnovate was acquired as of the beginning of fiscal year 2019 because it is impracticable to do so. Purnovate had no revenue and its recorded operating losses of approximately $0 and $376,000 in 2019 and 2020, respectively would not have been material to the Company’s reported losses. However, once the valuation and purchase price allocation is completed, the impact of such may be material to the pro forma combined results of operations.

On February 8, 2021, the Compensation Committee of the Board of Directors (the “Committee”) granted the Chief Executive Officer and Chief Financial Officer an option to purchase 250,000 and 125,000 shares of the Company’s common stock, respectively. The options vest over thirty-six months period and are exercisable for a period of ten years at an exercise price of $3.11. In addition, on February 8, 2021, the Committee awarded board members cumulative options to purchase 200,000 shares of the Company’s common stock vesting over thirty-six months which are exercisable for a period of ten years at $3.11.

On February 12, 2021, the Committee awarded the Chief Executive Officer and Chief Financial Officer 2020 performance bonuses of $200,000 in the aggregate. In addition, on February 12, 2021, the Company amended the CEO’s and CFO’s employment agreements to extend the term to March 31, 2026 and modify the “target bonus”, as defined.

Between February 5, 2021 and March 12, 2021, the Company exercised its right under the equity purchase agreement with Keystone Capital, LLC to direct Keystone Capital to purchase 1,007,296 shares of common stock for a total proceeds of $2,350,000, at an average purchase price of $2.33 per share.

On February 25, 2021, previously issued warrants to purchase 712,500 shares of common stock at an exercise price of $2.00 per share were exercised for a total proceeds of $1,425,000.

On March 11, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreements”) with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, the Company’s Chief Strategy Officer, three entities controlled by James W. Newman, Jr., a member of the Company’s board of directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone” collectively with Bespoke and Newman, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 336,667 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman agreed to purchase an aggregate of 30,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002.

Under the terms of the Securities Purchase Agreements: (i) Bespoke agreed to purchase 33,667 shares of the Company’s common stock on the date the Securities Purchase Agreement was executed and an additional 303,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement; (ii) Newman agreed to purchase 30,000 shares of the Company’s common stock on the date the Securities Purchase Agreement was executed; and (iii) Keystone agreed to purchase 33,334 shares of the Company’s common stock on the date the Securities Purchase Agreement was executed and an additional 300,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement. At the date of filing, all purchases of shares effective on the date of the agreement had been completed, with fund received and shares issued.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal controls over financial reporting were not effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 17, 2021, William Stilley’s employment agreement for his service as CEO was amended to increase his annual salary from $400,000 per year to $410,000 per year, such increase effective as of February 12, 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which will consist of William B. Stilley, III and Kevin Schuyler, whose term will expire at our annual meeting of stockholders to be held in 2022;

●	Class II, which will consist of Tony Goodman and Robertson H. Gilliland, whose terms will expire at our annual meeting of stockholders to be held in 2023; and

●	Class III, which will consist of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2021.

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

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
William B. Stilley, III, MBA	53	Chief Executive Officer, President and Director
Joseph Truluck, MBA	42	Chief Operating Officer and Chief Financial Officer
Bankole A. Johnson, DSc, MD	61	Chief Medical Officer
Robertson H. Gilliland, MBA	40	Director
Tony Goodman	56	Director
J. Kermit Anderson	71	Director
James W. Newman, Jr.	78	Director
Kevin Schuyler, MBA, CFA	52	Director, Vice Chairman of the Board, Lead Independent Director

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

William B. Stilley, III, Chief Executive Officer, President and Director

William B. Stilley has served as our Chief Executive Officer since December 2010, our Secretary and Treasurer from April 2012 until October 2017 and a director since April 2011. In July 2018, Mr. Stilley was appointed to serve as a member of the board of directors of Avalon GloboCare Corp. (Nasdaq: AVCO), where he also serves as Chairman of the audit committee. Avalon GloboCare Corp. is a global intelligent biotech developer and healthcare service provider dedicated to promoting and empowering high impact, transformative cell-based technologies and their clinical applications, as well as healthcare facility management. Prior to joining the Company from August 2008 until December 2010, Mr. Stilley was the Vice President, Business Development & Strategic Projects at Clinical Data, Inc. (Nasdaq: CLDA). At Clinical Data, Inc., Mr. Stilley worked on licensing and M&A transactions and was involved in management of Phase 3 clinical trials, production of Viibryd ® for initial commercial launch of the product, and sourcing drug product and drug substance for the Phase 3 clinical trials of the company’s vasodilator drug for myocardial stress imaging. From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC where he ran the internal operations of the company, including research and development, and all financing activity, until the sale of its principal assets were acquired by Clinical Data, Inc. in August 2008. Deals closed include, without limitation, financings, licenses or acquisition agreements with Johnson & Johnson, Novartis, Santen Pharmaceuticals, Epix Pharmaceuticals, CombinatoRx, ATEL Ventures, Medical Predictive Sciences Corporation, and Novartis Ventures. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps.

Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He has guest lectured at the Darden School of Business in two courses on the management of life science companies and, until recently, served on the board of directors of Virginia BIO, the statewide biotechnology organization.

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

Robertson H. Gilliland, MBA, Director

Mr. Gilliland has served as a director since September 2014. Since May 2020, Mr. Gilliland has served as an independent consultant to family offices, with specific focus on investment strategy formulation and governance. From July 2013 until April 2020, he was Principal and Chief Financial Officer at Keller Enterprises, LLC, a family office that invests and manages private capital. In addition to his duties as CFO, as a principal, Mr. Gilliland sourced, vetted and managed a variety of private direct investments and spearheaded internal strategic initiatives. Prior to joining Keller Enterprises, Mr. Gilliland attended business school beginning in 2011 and was previously a Director at the Brunswick Group, where he specialized in strategic communications and investor relations around mergers and acquisitions, including being an advisor on the Pfizer-Wyeth, Celgene-Pharmion, and Mylan-Merck KGaA Generic transactions. During his tenure at Brunswick, Mr. Gilliland worked on over 35 multi-billion dollar M&A transactions. He has his MBA from the University of Michigan’s Ross School of Business, where he graduated with honors.

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

Kevin Schuyler, CFA – Director, Vice Chairman of the Board of Directors, Lead Independent Director

Kevin Schuyler has served as a director since April 2016 and is our Vice Chairman of the board of directors and Lead Independent Director. He currently serves as a senior managing director at CornerStone Partners, a full-service institutional CIO and investment office located in Charlottesville, VA, with approximately $10 billion under management. Prior to joining CornerStone Partners in 2006, he held various positions with McKinsey & Company, Louis Dreyfus Corporation and The Nature Conservancy. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital, the US Endowment for Forestry and Communities, and Stone Barns Center. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC.

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

Corporate Governance

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. From time to time, the Board of Directors may also establish ad hoc committees to address particular matters.

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

Special Committee

During 2020,the Board of Directors also formed a Special Committee comprised of Tony Goodman, Robin Gilliland and until his transition as a director, Jack Reich, in order to negotiate and consummate the Acquisition of Purnovate, which Special Committee terminated after the consummation of the Acquisition. Mr. Goodman and Mr. Gilliland each received cash compensation of $7,000 for serving on the Special Committee.

Board of Directors Leadership Structure

We currently have a separate lead independent director. Our lead independent director is Kevin Schuyler. In that role, he presides over the executive sessions of the board of directors, during which our independent directors meet without management, and he serves as the principal liaison between management and the independent directors of the board of directors. We do not have a formal policy regarding having a separate lead independent director. Our board of directors has determined its leadership structure is appropriate and effective for us, given our stage of development.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2020 and 2019 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonuses		Option Award(s)		All Other Compensation		Total
William B. Stilley	2020	$400,000	$150,000	(1)	$519,800	(2)	$64,103	(3)	$1,133,903
Chief Executive Officer and Member of the board of directors	2019	$381,695	$620,000	(4)	$1,311,509	(5)	$53,183	(6)	$2,366,387

Joseph A. M. Truluck	2020	$167,493	$50,000	(7)	$226,000	(8)	$7,540	(9)	$451,033
Chief Operating Officer and Chief Financial Officer	2019	$144,931	$110,000	(10)	$472,143	(11)	$–		$727,074

Bankole A. Johnson	2020	$375,000	$–		$–		$–		$375,000
Chief Medical Officer(12)	2019	$271,673	$250,000	(13)	$581,575	(14)	$6,332	(15)	$1,109,580

(1)	Bonuses for Mr. Stilley were comprised of cash performance bonus payment of $120,000 earned in 2020 and paid in 2021 with an additional 30,000 extraordinary cash bonus paid in 2021.

(2)	Includes the fair value of 460,000 options to purchase shares of common stock at an exercise price of $1.44 per share issued on March 2, 2020 at a fair value of $1.13 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(3)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,004); (ii) the payment by our company of insurance premiums including life, dental, vision ($28,086); (iii) $8,013 in matched 401(k) contributions; and (iv) cash fee for services as a Director ($20,000).

(4)	Bonuses for Stilley are comprised of (i) cash extraordinary performance bonus payment of $500,000 in 2019; and (ii) $120,000 in bonus payments earned in 2019, paid in 2020 with $42,000 in cash and $78,000 in restricted stock grants.

(5)	Represents the fair value of 500,000 options to purchase shares of common stock at an exercise price of $3.39 per share issued on March 10, 2019 at a fair value of approximately $2.62 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,004); (ii) the payment by our company of insurance premiums including life, dental, vision ($25,179); and (iii) cash fee for services as a Director ($20,000).

(7)	Consisting of a cash performance bonus payment of $34,000 fully earned in 2020 and an additional $16,000 extraordinary performance cash bonus paid in 2021.

(8)	Represents the fair value of 200,000 options to purchase shares of common stock at an exercise price of $1.44 per share issued on March 3, 2020 at a fair value of approximately $1.13 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(9)	Comprised of $7,540 in matched 401(k) contributions.

(10)	Consisting of a cash performance bonus payment of $50,000 in 2019 and $60,000 in bonus payments earned in 2019, paid in 2020 with $21,000 in cash and $39,000 in restricted stock grants.

(11)	Represents the fair value of 180,000 options to purchase shares of common stock at an exercise price of $3.39 per share issued on March 10, 2019 at a fair value of approximately $2.62 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718. Also includes the fair value of 27,084 shares common stock issued on March 3, 2020 at a market price of $1.44.

(12)	Dr. Johnson serves in the capacity of Chief Medical Officer as an independent contractor, and those amounts disclosed as salary represent consulting fees paid him for his services.

(13)	Consisting of a $250,000 signing bonus on execution of Dr. Johnson’s consulting agreement.

(14)	Represents the fair value of 250,000 options to purchase shares of common stock at an exercise price of $3.01 per share issued on March 10, 2019 at a fair value of approximately $2.33 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(15)	Consists of $6,332 in compensation as Chairman of the Board of Directors prior to assuming the position of CMO. (This amount was disclosed in previous years under Director Compensation.) Compensation paid to Dr. Johnson as a result of a vendor agreement with PEPCO, a company owned by Dr. Johnson, is not included in this table, including unrestricted stock grant worth $4,812 and cash payments of $24,251 made to PEPCO for services provided in the fourth quarter of 2019, and a cash payment of $219,823 made to PEPCO in advance of services provided on December 12, 2019.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2020)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2020:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
William B. Stilley	57,471	–	(1)	$5.70	6/30/2027
Chief Executive Officer and Member of the Board of Directors	305,556	194,444	(2)	$3.39	3/9/2029
	127,778	332,222	(3)	$1.44	3/3/2030

Joseph Truluck	30,132	–	(1)	$5.70	6/30/2027
Chief Operating Officer and Chief Financial Officer	110,000	70,000	(2)	$3.39	3/9/2029
	55,556	144,444	(3)	$1.44	3/3/2030

Bankole A. Johnson	5,580	–	(1)	$5.70	6/30/2027
Chief Medical Officer	152,778	97,222	(4)	$3.01	3/24/2029

(1)	One thirty-sixth (1/36) of these options vested on the date of grant, June 30, 2017, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(2)	One thirty-sixth (1/36) of these options vested on the date of grant, March 9, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(3)	One thirty-sixth (1/36) of these options vested on the date of grant, March 3, 2020, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(4)	One thirty-sixth (1/36) of these options vested on the date of grant, March 25, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

Does not include the grant on February 8, 2021 of an option to each of William B. Stilley and Joseph Truluck of an option to purchase 250,000 and 125,000 shares of our common stock, respectively. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a thirty-six month period.

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Stilley and Truluck.

Effective upon the closing of our initial public offering, we entered into a five -year employment agreement with Mr. Stilley to continue to serve as our Chief Executive Officer, which agreement was amended on February 12, 2021 to extend the term of the agreement to March 31, 2026 (the “Stilley EA”). Under the Stilley EA, as amended on March 10, 2019 to increase his salary to $400,000 and further amended on February 12, 2021 and March 17, 2021, Mr. Stilley will receive an annual salary of $410,000 and has a target bonus opportunity equal to 40% of his salary. Mr. Stilley’s annual salary will be subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Stilley’s annual bonus in the form of equity or equity -based compensation, provided that commencing with the year following the year in which a Change of Control (as defined in the Stilley EA) occurs, Mr. Stilley’s annual bonus will be paid in cash. Mr. Stilley will also subject to certain restrictive covenants, including a non -competition (applicable during employment and for 24 months thereafter), customer non -solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non -disparagement restrictions (applicable during employment and at all times thereafter).

Effective upon the closing of the initial public offering, we entered into a three -year employment agreement with Joseph Truluck to serve as our Chief Operating Officer and Chief Financial Officer (the “Truluck EA”), which agreement was amended on February 12, 2021 to extend the term of the agreement to March 31, 2026. Under the Truluck EA, Mr. Truluck devotes no less than 50% of his business time to the affairs of our company, which was increased to 75% on February 12, 2021. Pursuant to the terms of the Truluck EA, as amended on March 10, 2019 to increase his salary to $150,000 per annum and further amended on March 3, 2020 to increase his salary to ($170,000 per annum) and further amended on February 8, 2021, he receives an annual salary of $260,000 and has a target bonus opportunity equal 25% of his salary. Mr. Truluck’s annual salary is subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Truluck’s annual bonus in the form of equity or equity -based compensation. Mr. Truluck is also subject to certain restrictive covenants, including a non -competition (applicable during employment and for 24 months thereafter), customer non -solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non -disparagement restrictions (applicable during employment and at all times thereafter).

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

The Consulting Agreement may be terminated by us upon Dr. Johnson’s death, upon thirty days’ notice for a material breach of the Consulting Agreement by Dr. Johnson that can be cured, after notice of breach and failure to cure; upon notice for a breach of the Consulting Agreement by Dr. Johnson that cannot be cured; upon thirty days’ notice for any other cause; or upon thirty days’ notice (but not before 12 months from the effective date of the Consulting Agreement) at any time without cause; provided that if terminated by us without cause then Dr. Johnson will be entitled to receive his monthly payments for an additional six (6) months and his options will continue to vest for an additional six (6) months from the effective date of the notice of termination, subject to the terms of the 2017 Incentive Plan and the option agreement that we entered into with Dr. Johnson. In the event that Dr. Johnson’s termination is without cause and occurs within three months before or after a Significant Investment Event (as defined below), Dr. Johnson will be entitled to a buy -out payment in an amount equal to $31,250 times the number of months remaining on the initial term of the consulting agreement as of the effective date of the termination, minus the payment of the six (6) months of monthly payments provided for above (in addition to the immediate vesting at the time of termination of all remaining shares of our common stock or options to purchase shares of our common stock that would have otherwise.

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2020. Mr. Stilley also served on our board of directors, and received compensation as a result. The compensation for Mr. Stilley as an executive officer and Director is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$30,000	–	$67,187	$–	–	–	$97,187
Robertson H. Gilliland, MBA	$34,000	–	$67,187	$–	–	–	$101,187
Tony Goodman	$36,000	–	$67,187	$–	–	–	$103,187
Jack W. Reich(2)	$17,006	–	$104,531	$–	–	–	$121,531
James W. Newman, Jr.	$31,000	–	$67,187	$–	–	–	$98,187
Kevin Schuyler, MBA, CFA	$35,000	–	$67,187	$–	–	–	$102,187

(1)	As of December 31, 2020, the following are the total outstanding number of option awards held by each of our non-employee directors, all awards having been made prior to January 1, 2021:

Name	Option Award (#)
J. Kermit Anderson	65,580
Robertson H. Gilliland, MBA	65,580
Tony Goodman	71,160
Jack W. Reich(2)	90,000
James W. Newman, Jr.	65,580
Kevin Schuyler, MBA, CFA	65,580

(2)	Mr. Reich joined the Board of Directors on May 19, 2020 and left the Board to become VP, Regulatory on December 14, 2020.

Directors receive cash compensation for their service as directors, including service as members of each committee on which they serve.

Does not include options to purchase 40,000 shares of our common stock issued to each non-executive director on February 10, 2021. The option vest pro rata on a monthly basis over 36 months.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of directors, which plan was amended on April 1, 2018 with respect to the Chairman’s compensation, which plan remained in effect in 2020:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$49,000	$15,000	$10,000	$7,000
Member	$20,000	$6,000	$5,000	$3,000

On February 12, 2021, the Compensation Committee approved a plan for the annual cash compensation of directors for 2021:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$30,000	$16,000	$11,000	$8,000
Member	$24,000	$8,000	$6,000	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Principal Stockholders Table

The following table sets forth certain information, as of December 31, 2020, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of March 22, 2021, we had 17,269,877 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before May 21, 2021, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911.

	Number of shares (pro forma)	Percentage of shares
Name and address of beneficial owner	beneficially owned	beneficially owned
Directors and named executive officers
William B. Stilley, III (Chief Executive Officer, President and Director)(1)	1,830,752	10.07%
Joseph Truluck (Chief Operating Officer and Chief Financial Officer)(2)	372,448	2.12%
J. Kermit Anderson (Director)(3)	33,913	*
Robertson H. Gilliland, MBA (Director)(4)	33,913	*
Bankole Johnson, DSc, MD (Chief Medical Officer)(5)	1,278,143	7.23%
James W. Newman, Jr. (Director)(6)	767,562	4.33%
Kevin Schuyler, CFA (Director)(7)	1,477,600	8.08%
Tony Goodman (Director)(8)	55,248	*

All current executive officers and directors as a group (8 persons)	5,849,579	28.61%

*	less than 1%

(1)	Includes (i) 583,796 shares of common stock, a warrant to acquire 10,829 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 36,800 shares of our common having an exercise price of $5.00 per share, a warrant to acquire 5,452 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,827 shares of our common stock having an exercise price of $6.25 per share; (ii) 333,250 shares of common stock and a warrant to acquire 9,824 shares of our common stock having an exercise price of $7.63 per share owned by Mr. Stilley and his wife Anne T. Stilley. Does not include (x) 5,580 shares of our common stock owned by the Meredith A. Stilley Trust dtd 11/23/2010; (y) 5,580 shares of our common stock owned by the Morgan J. Stilley Trust dtd 11/23/2010; and (z) 5,580 shares of our common stock owned by the Blair E. Stilley Trust dtd 11/23/2010. The trusts are for the benefit of Mr. Stilley’s children and Mr. Stilley is not the trustee. Mr. Stilley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest he may have in such shares. The number of shares reported for Mr. Stilley represents the number of shares he and the trusts received in connection with the corporate conversion/reincorporation and subsequent stock issuances. Includes 644,974 shares of common stock which will have been vested within 60 days of March 22, 2021, which shares were part of total option grants to purchase 1,267,474 shares of our common stock. Of the shares of common stock listed above, 201,109 held by Mr. Stilley and his wife Anne T. Stilley that were issued to them in connection with the acquisition of Purnovate, LLC are subject to a lock-up and are held in escrow as collateral to secure certain of our rights in connection with the acquisition agreement until the earlier of two (2) year anniversary of the closing of the acquisition or on the termination date of Mr. Stilley’s employment if termination is by us without cause.

(2)	Comprised of 107,639 shares of our common stock. The number of shares also includes 5,927 warrants to purchase shares of common stock at an exercise price of $6.25 per share. Includes 258,882 shares of common stock, which will vest within 60 days of March 22, 2021, which shares were part of a total option grant to purchase 535,132 shares of our common stock.

(3)	Includes 33,913 shares of common stock which will vest within 60 days of March 22, 2021, which shares were part of total option grants to purchase 105,580 shares of our common stock.

(4)	Includes 33,913 shares of common stock which will vest within 60 days of March 22, 2021, which shares were part of total option grants to purchase 105,580 shares of our common stock.

(5)	Includes (i) 698,336 shares of our common stock owned by En Fideicomiso De Mi Vida 11/23/2010 (Trust); (ii) 93,000 shares of our common stock owned by En Fidecomiso de Todos Mis Suenos Grantor Retained Annuity Trust dated June 27, 2017; (iii) 1,055 shares of our common stock, a warrant to purchase 3,275 shares of our common stock having an exercise price of $7.63, warrants to purchase 189,714 shares of our common stock having an exercise price of $6.25, a warrant to purchase 17,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Bankole A. Johnson; (iv) 22,320 shares of our common stock owned by En Fideicomiso De Mis Suenos 11/23/2010 (Trust); (v) 10,000 shares of our common stock owned by De Mi Amor 11/23/2010 (Trust); (vi) an aggregate of 9,300 shares of our common stock owned by Efunbowale Johnson, Ade Johnson, Lola Johnson, Lina Tiouririne, and Aida Tiouririne from whom Dr. Johnson has an voting proxy, (vi) 40,463 shares of our common stock owned by Medico -Trans Company, LLC. Medico -Trans Company, LCC is controlled by Bankole Johnson. Dr. Johnson is the Trustee of each Trust. Includes 193,080 shares of common stock which will have been vested within 60 days of March 22, 2021, which shares were part of total option grants to purchase 255,580 shares of our common stock. Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the Master Services Agreement, dated July 5, 2019, and statement of work (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares our common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019, and amended August 19, 2020, to allow the private sale of 350,000 shares of Dr. Johnson’s common stock, (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of our common stock, as currently owned by him, until after April 1, 2021.

(6)	Includes (i) 152,963 shares of common stock, a warrant to purchase 5,415 shares of our common stock having an exercise price of $.0054 per share, a warrant to purchase 4,974 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,715 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 92,000 shares of common stock having an exercise price of $5.00 per share, all owned by Virga Ventures, LLC; (ii) 41,160 shares of our common stock a warrant to acquire 29,931 shares of our common stock at an exercise price of $6.25 per share and a warrant to acquire 2,372 shares of our common stock having an exercise price of $7.63 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 45,221 shares of our common stock, a warrant to acquire 1,186 shares of our common stock having an exercise price of $7.63 per share and a warrant to acquire 45,178 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 20,000 shares of our common stock having an exercise price of $5.00 per share, all owned by Ivy Cottage Group, LLC.; (iv) 24,475 shares of our common stock, a warrant to acquire 2,707 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 708 shares of our common stock having an exercise price of $7.63 per share, all owned by Rountop Limited Partnership, LLP; (v) 24,644 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share held in a Roth IRA for the benefit of Mr. Newman; (vi) 10,000 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share, all owned directly by Mr. Newman, and (vii) 5,000 shares of common stock owned by Courtney Newman, daughter of Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes 33,913 shares of common stock which will vest within 60 days of March 22, 2021, which shares were part of total option grants to purchase 105,580 shares of our common stock. Of the shares of our common stock listed above, 2,544 held by Virga Ventures, LLC and 1,187 held by Rountop Limited Partnership, LLP that were issued to them in connection with the acquisition of Purnovate are subject to a lock-up and are held in escrow as collateral to secure certain of our rights in connection with the acquisition agreement until five (5) days after the effective date of a registration statement registering such shares with respect to thirty percent (30%) of such shares and on the one (1) year anniversary of the closing of the acquisition with respect to seventy percent (70%) of such shares.

(7)	Includes (i) 312,990 shares of common stock, warrants to acquire 1,010 shares of common stock at an exercise price of $.0054 per share, warrants to acquire 351,661 shares of our common stock having an exercise price of $6.25 per share issued upon consummation of our initial public offering, warrant to acquire 8,649 shares common stock at an exercise price of $7.63 per share, and a warrant to acquire 89,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Mr. Schuyler (ii) 3,042 shares of our common stock and a warrant to acquire 1,963 shares of our common stock at an exercise price of $.0054 per share, and a warrant to acquire 1,172 shares of common stock at exercise price of $7.63, owned by Carolyn M. Schuyler, his wife, and (iii) 144,200 shares of common stock, warrants to acquire 336,800 shares of common stock having an exercise price of $6.25 per share, and a warrant to acquire 192,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes 33,913 shares of common stock which will vest within 60 days of March 22, 2021, which shares were part of total option grants to purchase 105,580 shares of our common stock.

(8)	Includes 8,755 shares of our common stock our common stock and a warrant to acquire 7,000 shares of our common stock having an exercise price of price of $6.25 per share issued upon consummation of our initial public offering. Mr. Goodman has also been granted an option to purchase 111,160 shares of our common stock, of which 39,493 are vested and exercisable within 60 days of March 22, 2021.

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

Related-Party Transactions

The following is a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K entitled “Management—Non-Employee Director Compensation” and “Executive Compensation.”

PEPCO MSA

On July 5, 2019, we entered into a Master Services Agreement (the “MSA”) and attached statement of work (the “SOW”) with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during our currently ongoing Phase 3 clinical trial using AD04, for the treatment of alcohol use disorder. Specifically, PEPCO is engaged in the business of training and certifying clinical investigators in the administration of Brief Behavioral Compliance Enhancement Treatment (“BBCET”). PEPCO is owned by Dr. Bankole Johnson, our Chief Medical Officer, and currently our largest stockholder. We may terminate the MSA at any time upon ten (10) days prior written notice to PEPCO. Unless otherwise indicated in our notice of termination, Work (as defined in the MSA) under any statement of work in progress at the time of the delivery of notice of termination shall continue as if the applicable statement of work had not been terminated, and the terms hereof shall continue to apply to such work. We may also terminate the MSA for cause due to PEPCO’s failure to perform its obligations thereunder upon three (3) days prior written notice to PEPCO; provided, however, the Company may terminate the MSA immediately in the event of PEPCO’s violation, or threatened violation, of certain provisions contained therein.

The statement of work under the MSA will terminate upon the completion the final study report for the Trial and delivery of the final report by PEPCO on the supervision and monitoring of the BBCET, including, without limitation, data reports. Notwithstanding the forgoing, the statement of work may be terminated by us upon written notice to PEPCO.

Prior to amendment (see below), it was anticipated that the compensation to be paid to PEPCO for services under the MSA would be approximately $300,000, of which subject to approval of the Nasdaq Capital Market shares of our common stock having a value equal to twenty percent (20%) of the fees due thereunder (the “Company Shares”) would be issued to Dr. Johnson as a consultant under the 2017 Equity Incentive Plan. On October 2, 2019, the Company issued 3,187 shares of common stock to Dr. Johnson at a market price of $1.51 per share and total value of $4,812 under the terms of the MSA.

On December 12, 2019, we entered into an Amendment (the “Amendment”) to the SOW. We had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 estimated to be paid under the SOW. The Amendment provided us with a 20% discount on the remaining services to be provided under the SOW and fixed the price of any remaining services under the SOW to be a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of our ONWARD Phase 3 clinical trial provided that payment be made no later than December 13, 2019, which payment was made.

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

On August 19, 2020, we and Dr. Bankole Johnson entered into a Lock-Up Agreement Extension and Right of First Refusal (the “Lock-Up Extension”), which amended the Lock-Up Agreement that had been entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of our common stock, in order to enable Dr. Johnson to fund his new clinic focused on brain wellness and addiction treatments, Privée Clinics, LLC.. Additionally, under the Lock-Up Extension, we were granted a right of first refusal for future financings in Privée Clinics, LLC.

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

Grant Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2020, no grant funding that would result in a payment to the Plan Participant had been obtained.

Purnovate

On January 25, 2021, we closed the Acquisition contemplated by that Equity Purchase Agreement pursuant to which we purchased all of the outstanding membership interests of Purnovate from the members of Purnovate, such that after the Acquisition, Purnovate became our wholly owned subsidiary. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble.

William B. Stilley, our President and Chief Executive Officer and a member of its board of directors, and James W. Newman, a member of our board of directors, were Members or Purnovate and received $100,554 and $1,865 of the cash consideration and 201,109 and 3,731 shares of our common stock from the Acquisition. As previously stated, Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the Stock Consideration that he received so long as his employment has not been terminated by us without cause prior to the end of such two (2) year period. Mr. Stilley owns approximately 28.7% of the membership interest of Purnovate and Mr. Newman controls two entities that, together, own less than 1% of the membership interests of Purnovate.

Purnovate Sublease

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which our CEO has a 35% financial interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400.

Effective December 14, 2020, we appointed Dr. Jack Reich, who was then a director serving on our Board of Directors, as Head of Regulatory pursuant to an Offer Letter, dated December 14, 2020 (the “Reich Offer Letter”). Pursuant to the Reich Offer Letter, Dr. Reich served as Head of Regulatory, report directly to our Chief Executive Officer and was to receive a salary of $225,000 per year. Dr. Reich was also be eligible for an annual bonus with a target of 30% of his salary, subject to the discretion of the Company’s board of directors.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Friedman LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2020 and 2019 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2020	2019

Audit fees and expenses(1)	$173,000	$158,500
Taxation preparation fees	–	–
Audit related fees	–	–
Other fees	–	–
	$173,000	$158,500

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

3.10	Articles of Merger of APL Conversion Corp. into Adial Pharmaceuticals, Inc. filed with the Virginia Secretary of State (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.11	Agreement and Plan of Merger and Reorganization of APL Conversion Corp., a Virginia Corporation and Adial Pharmaceuticals, Inc. a Delaware Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.12	First Amendment to the Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C., dated as of September 22, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.1	Specimen Common Stock Certificate (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4	Form of Warrant to Purchase Membership Units (2013 Offering) (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5	Form of Common Stock Purchase Warrant by and between ADial Pharmaceuticals, L.L.C and FirstFire Global Opportunities Fund, LLC (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.6+	Option Agreement between ADial Pharmaceuticals, L.L.C and Tony Goodman, effective July 1, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.7+	Grant Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.8+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

4.9+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.10	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.11	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.12	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.13	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.14	Form of Warrant Agent Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.15	Form of Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.16	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 001-38323 filed with the Securities and Exchange Commission on September 10, 2018)
4.17	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 001-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.18	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 001-38323 filed with the Securities and Exchange Commission on November 14, 2018)
4.19#	Description of Securities
4.20	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on June 12, 2020)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective October 21, 2013 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective May 18, 2016 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective March 27, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

10.5+	Consulting Agreement between ADial Pharmaceuticals, L.L.C and Crescendo Communications, LLC Agreed to and approved June 30, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6	Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.7	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective August 15, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.9	Security Agreement dated June 6, 2018 (Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.10	Form of Unit Warrant (Incorporated by reference to the Company’s Form 10-Q, File No. 001-38323 filed with the Securities and Exchange Commission on September 10, 2018)
10.11	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 001-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.12	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to the Company’s Form 10-Q, File No. 001-38323 filed with the Securities and Exchange Commission on November 14, 2018)
10.13	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 19, 2018)
10.14 +	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William B. Stilley, III, dated as of March 11, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 14, 2019)
10.15+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 14, 2019)
10.16+	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 26, 2019)
10.17	Master Services Agreement and related statement of work, dated July 5, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on July 8, 2019)
10.18	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to the Company’s Form S-8, File No. 001-38323 filed with the Securities and Exchange Commission on September 13, 2019)
10.19+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to the Company’s Form S-8, File No. 001-38323 filed with the Securities and Exchange Commission on September 13, 2019)
10.20	Amendment to Statement of Work under Master Services Agreement dated December 12, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.21	Guaranty, dated December 12, 2019, executed by Dr. Bankole Johnson (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 16, 2019)

10.22	Pledge and Security Agreement, dated December 12, 2019 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.23	Lock-Up Agreement, dated December 12, 2019 between Adial Pharmaceuticals, Inc., Bankole A. Johnson and certain entities controlled by Bankole A. Johnson (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 16, 2019)
10.24	Amendment No. 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 31, 2019)
10.25+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 3, 2020 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 6, 2020)
10.26	Placement Agency Agreement, dated June 9, 2020, by and among Adial Pharmaceuticals, Inc. and Maxim Group LLC and Joseph Gunnar & Co., LLC (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on June 10, 2020)
10.27	Form of Securities Purchase Agreement, dated as of June 9, 2020, by and among Adial Pharmaceuticals, Inc. and the Investors (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on June 10, 2020)
10.28	Lock-Up Agreement Extension and Right of First Refusal dated August 19, 2020 to Lock-Up Agreement (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on August 25, 2020)
10.29+	Amendment No. 2 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 21, 2020)
10.30	Common Stock Purchase Agreement, dated as of November 18, 2020, by and between Adial Pharmaceuticals, Inc. and Keystone Capital Partners, LLC (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on November 24, 2020)
10.31	Registration Rights Agreement, dated as of November 18, 2020, by and between Adial Pharmaceuticals, Inc. and Keystone Capital Partners, LLC (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on November 24, 2020)
10.32	Equity Purchase Agreement, dated December 7, 2020, by and among Adial Pharmaceuticals, Inc., Purnovate, LLC, the members of Purnovate, LLC and Robert D. Thompson, as member representative (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 10, 2020)
10.33+	Offer Letter, dated December 14, 2020 (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on December 17, 2020)
10.34

Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp. as successor-in interest to Purnovate, LLC, and Robert D. Thompson, as member representative, to the Equity Purchase Agreement, dated December 7, 2020. (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on February 1, 2021)

10.35	Form of Securities Purchase Agreement (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 15, 2021)
10.36	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Form 8-K, File No. 001-38323 filed with the Securities and Exchange Commission on March 15, 2021)
10.37#+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of February 12, 2021
10.38#+	Amendment to Executive Employment Agreement with Joseph Truluck, effective as of February 12, 2021
10.39#+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of March 17, 2021
21.1#	List of Subsidiaries of Adial Pharmaceuticals, Inc.
23.1#	Consent of Friedman LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-Kfor the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2021.

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

Signature	Title	Date

/s/ William B. Stilley	Chief Executive Officer and President
William B. Stilley	(Principal Executive Officer)	March 22, 2021

/s/ Joseph M. Truluck	Chief Operating Officer and Chief Financial Officer
Joseph M. Truluck	(Principal Financial and Accounting Officer)	March 22, 2021

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	March 22, 2021

/s Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	March 22, 2021

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	March 22, 2021

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	March 22, 2021

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Vice Chairman of the Board of Directors	March 22, 2021

