Form 10-Q
period 2021-03-31
ADIAL PHARMACEUTICALS, INC.
filed 2021-05-17
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of common stock outstanding as of May 14, 2021 was 17,503,522.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021 (“2020 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

i

FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,637,907	$4,401,114
Prepaid research and development	236,882	233,035
Prepaid expenses and other current assets	297,510	501,689
Total Current Assets	6,172,299	5,135,838

Other Assets:
Research and development supplies	1,548,397	—
Right-to-use asset	282,630	—
Acquired in-process research and development	455,000	—
Goodwill	131,495	—
Fixed assets, net	30,213	—
Advance to seller	—	350,000
Intangible assets, net	5,465	5,606

Total Assets	$8,625,499	$5,491,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$637,400	$648,739
Accrued expenses	1,331,449	856,639
Lease liability, current	44,403	—
Note payable	29,088	—
Total Current Liabilities	2,042,340	1,505,378

Lease liability, net of current portion	239,505	—
Contingent liabilities	726,012	—
Total Liabilities	3,007,857	1,505,378

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 17,269,877 and 14,393,100 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	17,270	14,393
Additional paid in capital	41,953,925	35,491,462
Accumulated deficit	(36,353,553)	(31,519,789)
Total Shareholders’ Equity	5,617,642	3,986,066

Total Liabilities and Shareholders’ Equity	$8,625,499	$5,491,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Operating Expenses:
Research and development expenses	$2,051,623	$1,059,578
General and administrative expenses	2,788,711	1,240,667
Total Operating Expenses	4,840,334	2,300,245

Loss From Operations	(4,840,334)	(2,300,245)

Other Income (Expense)
Gain on change in value of contingent liability	6,275	—
Interest income	295	23,432
Total Other Income (Expense)	6,570	23,432

Loss Before Provision For Income Taxes	(4,833,764)	(2,276,813)
Benefit from income taxes	—	—

Net Loss	$(4,833,764)	$(2,276,813)

Net loss per share, basic and diluted	$(0.30)	$(0.22)

Weighted average shares, basic and diluted	15,911,897	10,497,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Equity-based compensation - stock option expense	—	—	473,787	—	473,787
Equity-based compensation - stock issuances to consultants and employees	350,000	350	850,550	—	850,900
Warrants exercised	712,500	712	1,424,288	—	1,425,000
Stock options exercised	10,000	10	14,490	—	14,500
Stock issued as consideration for acquisition	699,980	700	1,059,450	—	1,060,150
Sale of common stock, net of transaction costs	1,104,297	1,105	2,639,898	—	2,641,003
Net loss	—	—	—	(4,833,764)	(4,833,764)
Balance, March 31, 2021	17,269,877	$17,270	$41,953,925	$(36,353,553)	$5,617,642

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Equity-based compensation - stock option expense	—	—	342,007	—	342,007
Equity-based compensation - stock issuances to consultants and employees	261,251	261	345,366	—	345,627
Net loss	—	—	—	(2,276,813)	(2,276,813)
Balance, March 31, 2020	10,629,603	$10,629	$28,444,390	$(22,903,612)	$5,551,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,833,764)	$(2,276,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,324,687	570,633
Depreciation of fixed assets	662	—
Fixed Asset Disposal	6,954
Amortization of intangible assets	141	141
Amortization of right-to-use asset	11,663	—
Change in fair value of contingent liability	(6,275)	—
Changes in operating assets and liabilities:
Prepaid research and development expenses	(3,847)	(206,278)
Prepaid expenses and other current assets	204,179	119,117
Accrued expenses	474,810	(38,399)
Accounts payable	(12,246)	6,178
Change in operating lease liability	(10,388)	—
Net cash used in operating activities	(2,843,424)	(1,825,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(30,875)	—
Purchase consideration paid for acquisition, net of cash acquired	30,589	—
Net cash provided by (used in) investing activities	(286)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	2,641,003	—
Proceeds from warrant exercise	1,425,000	—
Proceeds from options exercise	14,500	—
Net cash provided by financing activities	4,080,503	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,236,793	(1,825,421)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	4,401,114	6,777,052

CASH AND CASH EQUIVALENTS-END OF PERIOD	$5,637,907	$4,951,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$1,060,150	—
Contingent consideration for acquisition	$732,287	—
Reclassification of stock-based comp from accrued expenses	$—	$117,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s wholly owned subsidiary, Purnovate, Inc., was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble.

2 — LIQUIDITY, GOING CONCERN AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $36.4 million as of March 31, 2021. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements, though the Company expects cash on hand to be sufficient to fund operations into the fourth quarter of 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Due to the COVID-19 pandemic, during the first three quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment has since improved, though enrollment in higher cost sites in Scandinavia have recovered more quickly than in lower cost sites in Central and Eastern Europe. The Company presently projects completion of its Phase 3 clinical trial near in the first quarter of 2022. There continues to be uncertainties regarding the potential impact of COVID-19 on our clinical trial and the associated cash projections. While the Company’s current estimates include the overhead costs necessary to support operations during the extended trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

While the Company’s cash on hand at the filing date is not sufficient to fund operation to database lock, the Company has an active equity purchase agreement (See Note 10) with Keystone Capital, LLC, which allows the sale of up to $15 million, which amount, if fully accessible, would be sufficient to fund the Company’s operations beyond one year from the filing date of these statements and through database lock. Under this equity purchase agreement, $2.85 million has already been raised as of this filing. However, there can be no guarantee that the Company will meet the conditions to use the equity line and without access to this credit line and/or additional funding, which may not be available on acceptable terms or at all, in which case the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, included in the Annual Report on Form 10-K filed on March 22, 2021. The unaudited condensed consolidated financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials, estimated fair values of long-lived assets used to record impairment charges related to intangible assets, acquired in-process research and development (“IPR&D”) and goodwill, allocation of purchase price in business acquisitions, measurement of contingent liabilities, and income tax asset realization. In particular, the recognition of clinical trial costs is dependent on our own judgement, as well as the judgment of our contractors and subcontractors in their reporting of information to us.

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2021 and 2020 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three month periods ended March 31, 2021, and 2020 were as follows:

	Potentially Dilutive Common Shares Outstanding March 31,
	2021	2020
Warrants to purchase common shares	7,884,936	6,595,631
Common Shares issuable on exercise of options	3,576,866	2,620,877
Total potentially dilutive Common Shares excluded	11,461,802	9,216,508

Fair Value Measurements

FASB ASC 820, Fair Value Measurement, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

●	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

●	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

The fair value of cash and cash equivalents, prepaid and other current assets, accounts payable and accrued liabilities approximate their carrying value due to their short-term maturities. The lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for leases with similar terms, approximate their fair values.

Non-financial assets, such as R&D supplies, IPR&D, and goodwill, are accounted for at fair value on a nonrecurring basis.

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of March 31, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

March 31, 2021
Opening balance	$—
Additions	(732,287)
Total gains (losses) recognized	6,275
Balance as of March 31, 2021	$(726,012)

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting are subject to management’s judgment.

Contingent Consideration

The Company records contingent consideration resulting from a business combination at fair value on the acquisition date. On a quarterly basis, the Company revalues these obligations and record increases or decreases in their fair value as an adjustment to operating expenses. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the liability due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

Intangible Assets

Intangible assets generally consist of patents, purchased technology, acquired IPR&D and other intangibles. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment.

Intangible assets related to acquired IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the period ended March 31, 2021.

Leases

The Company determines if an arrangement is a lease at inception and on the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.

As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on a third-party analysis, which is updated periodically. The incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company elected the package of practical expedients included in this guidance, which allows us (i) to not reassess whether any expired or existing contracts contain leases; (ii) to not reassess the lease classification for any expired or existing leases; (iii) to account for a lease and non-lease component as a single component for both its real estate and non-real estate leases; and (iv) to not reassess the initial direct costs for existing leases.

Amortization and interest expense related to lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired lease right-of-use assets are calculated on a front-loaded amortization pattern resulting in higher single lease expense in earlier periods.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any finance leases, any material sublease arrangements or any material leases where the Company is considered the lessor.

Research and Development

Research and development costs are charged to expense as incurred and include supplies and other direct trial expenses such as fees due to contract research organizations, consultants which support the Company’s research and development endeavors, the acquisition of technology rights without an alternative use, and compensation and benefits of clinical research and development personnel. Certain research and development costs, in particular fees to contract research organizations (“CROs”), are structured with milestone payments due on the occurrence of certain key events. Where such milestone payments are greater than those earned through the provision of such services, the Company recognizes a prepaid asset which is recorded as expense as services are incurred.

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

4 — ACQUISITION

Purnovate, Inc. Acquisition – Related Party

On January 26, 2021 the Company completed its business acquisition of 100% of the equity interests of Purnovate, Inc. (“Purnovate”), pursuant to the Equity Purchase Agreement, dated December 7, 2020, as amended. Mr. Stilley, Adial’s CEO, owned 28.73% of the membership interests in Purnovate and, therefore, the acquisition of Purnovate is considered a related party transaction. The acquisition of Purnovate included an in-place workforce comprised of four employees, ongoing research and development projects and pending patents, certain net working capital assets and an assumed operating lease for laboratory and office space (“Assumed Lease”).

Purnovate began occupying the premises of the Assumed Lease in January, 2020 and, as a term of its lease, gained access and use to a significant library of chemical compounds and certain laboratory equipment had been abandoned by the prior tenant. On January 19, 2021, Purnovate, modified and agreed to amend the lease agreement with the landlord (a third party) of the Assumed Lease, which transferred legal title to Purnovate for all assets on the premises of the Assumed Lease while simultaneously extending its term. The Company concluded that the Purnovate Lease Amendment was completed for the benefit of the Company and therefore the acquisition of the assets were considered a separate transaction and apart from the acquisition of Purnovate in accordance with ASC 805-10-25-21.

The purchase price of Purnovate consisted of cash consideration of $350,000 (excludes an $350,000 initial working capital loan to Purnovate, which assumed by Adial at acquisition through its ownership of Purnovate, Purnovate’s liability and Adial’s asset being eliminated in consolidation), the issuance 699,980 shares of Adial common stock ($2.34 at date of closing, less a discount of 35% for a discount for lack of marketability related to the restrictions on the stock-based consideration) and contingent consideration for (i) certain development milestones in an aggregate amount of up to $2,100,000 for the first time any product or compound has achieved the relevant milestone within forty five (45) days after such occurrence (ii) milestones in an aggregate amount of up to $20,000,000 for each compound commercialized, and (iii) royalties of 3.0% of Net Sales (as defined in the Purchase Agreement). The equity consideration has been placed into escrow to secure certain indemnification and other obligations of Purnovate and the Members and will be released, subject to certain terms.

The Company utilized a relative fair value approach to allocate the fair value of the assets acquired in connection with the Purnovate Lease Amendment and the fair value of Purnovate’s business to the purchase price of Purnovate. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques.

The estimated fair value of the acquired IPR&D was determined using a method which reflects the present value of the operating cash flows generated by this asset after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. These assets are subject to impairment testing until completion or abandonment of each project.

The estimated fair value of the acquired research and development supplies (library of chemical compounds and certain laboratory equipment) was determined by discounting the replacement cost of the supplies for probability of use and salvage value if unused. Book value was determined by assigning a portion of the value of consideration paid to the supplies according to the relative fair value of the supplies compared to the fair value of Purnovate’s business. The Company believes that the book value of the supplies is materially lower than their replacement cost, and that therefore the research and development expenses reported as the supplies are utilized is likely be less than the costs defrayed by their acquisition.

Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.

In connection with the business acquisition, the Company incurred acquisition costs of approximately $46,000 that were recognized in selling, general and administrative expense.

Total consideration paid
Cash consideration	$350,000
Stock consideration	1,060,150
Contingent consideration	732,287
Total	2,142,437
Less: Assets acquired through Purnovate Lease Amendment
Research and development supplies	(1,548,397)
Remaining consideration	$594,040

The table below sets forth the allocation of the fair value of the Purnovate Net Acquired Assets and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition.

Cash	$380,589
Property and equipment	6,954
Lease right of use assets	294,294
In-process research and development	455,000
Total identifiable assets acquired	1,136,837

Accounts payable and accrued liabilities	910
Notes payable	350,000
Lease liability	294,294
Paycheck protection program loan	29,088
Total liabilities assumed	674,292

Total identifiable net assets acquired	462,545

Goodwill	131,495
Net assets acquired	$594,040

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2021 include the results of operations of Purnovate since January 26, 2021 during which period Purnovate contributed an approximately $82,000 net loss. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2020, nor is the financial information indicative of the results of future operations.

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net revenue	$–	$–
Net income (loss)	$(4,844,435)	$(2,353,313)

5 – NOTE PAYABLE

Note Payable – Paycheck Protection Program Loan

In connection with the acquisition of Purnovate (See Note 4), the Company assumed $29,088 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Under the terms of the PPP Note and the PPP Loan, interest accrues on the outstanding principal at the rate of 1% per annum, and there is a deferment period until installment payments of principal and interest are due. The term of the PPP Note is two years, though payments greater than the monthly payment or additional payments may be made at any time without prepayment penalty but shall not relieve the Company of its obligations to pay the next succeeding monthly payment. The deferment period generally lasts until the SBA remits the loan forgiveness amount to the Bank. If we do not apply for loan forgiveness, then payments will become due and payable.

6 — GOODWILL

The Company recorded goodwill in connection with the acquisition of Purnovate. The changes in the carrying value of goodwill for the three months March 31, 2021 are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
Goodwill acquired during the period	131,495
Balance at March 31, 2021	$131,495

7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Clinical research organization services and expenses	$990,651	$470,991
Employee compensation	232,983	322,437
Legal and consulting services	97,815	6,151
Minimum license royalties Clinical research organization services and expenses	10,000	40,000
Manufacturing expenses	–	17,060
Total accrued expenses	$1,331,449	$856,639

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

On September 21, 2020, the Company concluded a private placement of 357,143 unregistered shares of common stock at an above market price of $1.40 per share with Bespoke Growth Partners, Inc. (“Bespoke”). Bespoke is controlled by Mark Peikin, who serves as the Company’s non-executive Chief Development Officer (and who is neither an executive officer nor director of the Company). Net proceeds of the offering was $500,000.

On December 7, 2020, the Company entered into an Equity Purchase Agreement with Purnovate, LLC to purchase all of the outstanding membership interests of Purnovate from the members of Purnovate (the “Members”), such that after the acquisition, Purnovate would be a wholly owned subsidiary of Adial. The Company’s Chief Executive Officer and board member, William B. Stilley, and another Adial board member, James W. Newman, were, directly or indirectly, members of Purnovate. Messrs. Stilley and Newman agreed to sell their membership interests on the same terms as the other Members, except that Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the stock consideration that he receives so long as his employment has not been terminated by the Company without cause prior to the end of such period. Mr. Stilley owned approximately 28.7% of the membership interest of Purnovate and Mr. Newman controlled two entities that, together, own less than 1% of the membership interests of Purnovate.

As a result of the foregoing, the Company formed a Special Committee of independent members of its Board of Directors to review and negotiate the acquisition terms. On January 26, 2021 the acquisition was consummated, and Messrs. Stilley and Newman sold all of their membership interests in Purnovate to the Company (see Note 4).

On March 11, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with each of Bespoke, three entities controlled by James W. Newman, Jr., a member of the Company’s Board of Directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 336,667 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman agreed to purchase an aggregate of 30,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002. In the three months ended March 31, 2021, the Company issued 97,001 shares of common stock for total proceeds of $291,003. At March 31, 2021, 900,000 share of common stock remained saleable under the SPA for expected remaining proceeds of $1,800,000.

In connection with the SPAs, the Company entered into Registration Rights Agreements (“RRAs”), dated March 11, 2021, with each of the Investors pursuant to which the Company was obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the date upon which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within thirty (30) days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within sixty (60) days after the Registration Statement is filed). A registration statement on Form S-3 was filed on April 19, 2021.

See Note 9 for related party vendor, consulting, and lease agreements and Note 4 for Advance to Seller.

9 — SHAREHOLDERS’ EQUITY

Common Stock Issuances

On January 26, 2021, 669,980 unregistered shares of common stock were issued to the shareholders of Purnovate, Inc., including William B. Stilley, the Company’s CEO and entities controlled by James Newman, a Director, in consideration of purchase of Purnovate, Inc., at a total cost of $1,060,150 (See Note 4.)

On February 8, 2021, option to purchase 10,000 shares of common stock at an exercise price of $1.45 per share was exercised for total proceeds of $14,500.

On February 25, 2021, previously registered warrants to purchase 712,500 shares at an exercise fee of $2.00 per share were exercised for a total of $1,425,000.

During the three months ended March 31, 2021, the Company issued 1,007,296 shares of common stock to under the Keystone equity purchase agreement for total proceeds of $2,350,000.

During the three months ended March 31, 2021, the Company issued 350,000 shares of common stock to consultants for services rendered and to employees at a total cost of $850,900.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 1, 2020, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 5,500,000. At March 31, 2021, the Company had issued 1,159,438 shares and had outstanding 3,437,180 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before this plan was adopted.

Stock Options

The following table provides the stock option activity for the three months ended March 31, 2021:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2020	2,668,866	8.09	$2.48	$1.13
Issued	918,000		2.96	2.41
Exercised	(10,000)		1.45	0.66
Cancelled	–
Outstanding March 31, 2021	3,576,866	8.38	$2.61	$1.94
Outstanding March 31, 2021, vested and exercisable	1,493,019	7.69	$2.87	$2.08

At March 31, 2021, the intrinsic value totals of the outstanding options were $1,335,934.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the three months ended March 31, 2021:

March 31, 2021
Fair Value per Share	$2.21-3.11
Expected Term	5.75 years
Expected Dividend	$—
Expected Volatility	109.29-109.64%
Risk free rate	0.41-0.49%

During the three months ended March 31, 2021, 918,000 options to purchase shares of common stock were granted at a fair value of $2,213,409, an approximate weighted average fair value of $2.41 per option, to be amortized over a service a weighted average period of three years. As of March 31, 2021, $4,116,593 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.72 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Research and development options expense	$66,632	$86,439
Total research and development expenses	66,632	86,439
General and administrative options and warrants expense	407,156	255,568
Stock issued to consultants and employees	850,900	228,626
Total general and administrative expenses	1,258,116	484,194
Total stock-based compensation expense	$1,324,688	$570,633

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2020	8,649,625	3.46	$4.60	$0.02
Issued	20,100		1.99
Exercised	(712,500)		2.00
Outstanding March 31, 2021	7,957,225	3.13	$4.83	$0.02

This table includes warrants to purchase 91,705 shares of common stock issued to consultants, including the 20,100 issued in the three months ended March 31, 2021, with a total fair value of $140,254 at time of issue, calculated using the Black Scholes model assuming an underlying security values of ranging between $1.30 and $2.03, volatility rate ranging between 103.8% and 109.64%, a risk-free rate of 0.49%, and an expected term of 5.75 years. In the three months ended March 31, 2021, the Company recognized $34,461 in expense associated with these warrants with $53,103 remaining to be recognized.

During the three months ended March 31, 2021, 712,500 warrants to purchase shares of common stock were exercised for total proceeds of $1,425,000.

10 — COMMITMENTS AND CONTINGENCIES

License with University of Virginia Patent Foundation

In January 2011, the Company entered into an exclusive, worldwide license agreement with the University of Virginia Patent Foundation, dba UVA Licensing and Ventures Group (“UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG.

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

The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if the Company breaches its obligations thereunder, including failing to make any milestone, failure to make required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, the Company will be obligated to pay all amounts that accrued prior to such termination. The Company is required to use commercially reasonable efforts to achieve the goals of submitting a New Drug Application to the FDA for a licensed product by December 31, 2024 and commencing commercialization of an FDA approved product by December 31, 2025. If the Company were to fail to use commercially reasonable effort and fail to meet either goal, the licensor would have the right to terminate the license.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $10,000 minimum license royalty expenses under this agreement.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. On June 28, 2019, the Company and Crown Executed a change order to Service Agreement 1 increasing Crown’s fee from $3,469,530 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.1726 as of March 31, 2021) to $3,715,846 (€3,168,895) and rescheduling future milestone payments as shown below.

On November 21, 2018, the Company made the initial prepayment under the agreement of $505,960, after exchange to US dollars at the rate then prevailing. The fees are to be paid as milestones are reached on the following schedule. On September 30, 2019, the Company received an invoice for the 10% milestone payment associated with the first submission of a trial application to a national regulatory authority and recorded a prepaid expense of $294,124. On February 1, 2020, the first site initiation visit (“SIV”) of a study site had been completed and the second milestone of €269,938, was recognized as a prepaid expense of $299,496. On February 27, 2020, the first potential patient for the study had been screened and the third milestone payment of €269,938 was recognized as a prepaid expense of $297,013. On June 15, 2020, 50% of sites had been initiated and a fourth milestone payment of €269,938 was recognized as a prepaid expense of $302,843. On October 20, 2020, 100% of sites had been initiated and a fifth milestone $319,310 was paid. On November 10, 2020, 30% of patients had been enrolled and a sixth milestone payment of $319,013 was paid. Finally, on March 24, 2021, 60% of patients had been rolled and a seventh milestone payment of $318,905 was made.

At March 31, 2021, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
100% of patients randomized	10%	$316,529
90% of case report form pages monitored	5%	$158,265
PE analysis	5%	$158,265
Database is locked	10%	$316,529

During the three months ended March 31, 2021, the Company recognized $497,294 in direct expenses associated with the Service Agreement 1, classified as R&D expense, including amortization of milestone payments and change order fees immediately recognized as expenses. On December 31, 2020 there was accrued R&D expense of $53,065 related to such direct expenses under this agreement, and on March 31, 2021 the Company had an accrued expense liability of $140,992.

Service Agreement 1 also estimated approximately $2.5 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which are billed as incurred and the total contingent upon individual site rate and enrollment rates. Based on current enrollment rates and the various active clinical sites, the Company has increased its total estimated future site costs to a total of approximately $3.1 million, an estimate that could increase or decrease based on changes to individual site enrollment rates. During the three months ended March 31, 2021, the Company recognized $573,056 in costs associated with fees to investigators and sites.

Lease Commitments – Purnovate lease

The Company has one operating lease which consists of office space with a remaining lease term of approximately five years.

Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreement does not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. The Company used an estimated incremental borrowing rate of 9% on January 26, 2021 for its lease contract.

The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any finance leases, any sublease arrangements or any leases where the Company is considered the lessor.

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Components of total lease cost:	Three months ended March 31, 2021

Operating lease expense	$18,207
Short-term lease expense	—
Total lease cost	$18,207

Supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Three months ended March 31, 2020

Operating cash flows for operating leases	$10,388

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$294,294

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2021
Assets
Lease right of use assets	$282,630
Total lease assets	$282,630

Liabilities
Current liabilities:
Lease liability - current portion	$44,403
Noncurrent liabilities:
Lease liability, net of current portion	239,505
Total lease liability	$283,908

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

As of March 31, 2021
Weighted average remaining lease term (in years) - operating leases	4.83
Weighted average discount rate - operating leases	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of March 31, 2021, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2021 (remaining)	50,789
2022	70,202
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,507
Total Minimum Lease Payments	$353,280
Less effects of discounting	(69,372)
Present value of future minimum lease payments	$283,908

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO had a 28.7% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease had a term of two years, and the monthly rent was $1,400. During the three months ended March 31, 2021, the rent expense associated with this lease was $1,400. On acquisition of Purnovate, the sublease was terminated and the Company assumed the obligations of Purnovate’s lease.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) and 2017 Equity Incentive Plan continue unaffected. The Company recognized $93,750 in compensation expense in the both the three months ended March 31, 2021 and 2020 as a result of this agreement.

On July 5, 2019, the Company entered into a Master Services Agreement (the “MSA”) and attached statement of work with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during the Company’s upcoming Phase 3 clinical trial. PEPCO is owned by a related party, Dr. Bankole Johnson, the Company’s Chief Medical Officer. It is anticipated that the compensation to be paid to PEPCO for services under the MSA will total approximately $300,000, of which shares of the Company’s common stock having a value equal to twenty percent (20%) of this total can be issued to Dr. Johnson in lieu of cash payment.

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered as of the Amendment date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining fees owed for services and fixed the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. On August 19, 2020, the Company entered into a Lock-Up Agreement Extension and Right of First Refusal with Dr. Johnson (the “Lock-Up Extension”), which amended the Lock-Up Agreement that had been entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of the Company’s common stock. During the three months ended March 31, 2021, the Company recognized no expenses associated with this agreement. As of March 31, 2021, the Company had recognized $147,120 in expenses, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767 associated with this vendor agreement. On April 5, 2021, we entered into another Lock-Up Agreement Extension (the “Second Lock-Up Extension”), which amended the Lock-Up Extension and extended the term of Dr. Johnson’s Lock-Up from April 1, 2021 until such date as the Company shall have publicly released the data from its ONWARD™ Phase 3 pivotal trial of its lead drug candidate, AD04, in genetically identified subjects for the treatment of Alcohol Use Disorder.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.0 million in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At March 31, 2021, the Company did not have any pending legal actions.

11 — SUBSEQUENT EVENTS

On April 12, 2021, 233,645 registered shares of common stock were sold under the terms of the Company’s equity purchase agreement with Keystone at a price of $2.14 per share for total proceeds of $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2020 Form 10-K. ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2020 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Recent Developments

On January 11, 2021 we announced receipt of a Notice of Allowance for our third U.S. patent relating to the use of AD04 for the treatment of opioid use disorder (OUD). The patent covers the use of the Company’s lead product, AD04, as a treatment of Opioid Use Disorder in patients with a specific genetic biomarker in the serotonin transporter gene. On February 23, 2021, we announced that we will be filing an application for “Fast Track” with the U.S. Food and Drug Administration (FDA) for its lead drug candidate, AD04, which is a therapeutic agent for the treatment of Alcohol Use Disorder (AUD) in persons with certain target genotypes. On February 25, 2021, we announced that we have reached 50% enrollment in our Phase 3 clinical trial and announced the following data points:

●	66% of planned patient screening visits completed

o	830 patients screened out of 1,254 patients expected to be required to achieve full enrollment (more than 20 screened patients are currently pending enrollment)

●	32% of patients screened are genetically positive for treatment with AD04

o	Percentage of genetically positive patients consistent with Phase 2b prevalence and expected U.S. and European prevalence

●	75% of patients screened as genetically positive have been enrolled

o	Patient enrollment exceeds projected rate of 50% for genetically positive patients

●	86% ONWARD™ patient retention rate to date

o	Retention rate significantly greater than projected 70% retention rate

Acquisition of Purnovate, LLC

On January 26, 2021, we closed the acquisition (the “Acquisition”) contemplated by that certain Equity Purchase Agreement, dated December 7, 2020, as amended (the “Purchase Agreement”), by and among us, Purnovate, LLC (“Purnovate”), each of the members of Purnovate (the “Members”) and Dr. Robert D. Thompson, as representative of the Members.

Prior to closing, we had advanced Purnovate $350,000 for use as working capital during the due diligence period. At closing, as consideration for the acquisition of Purnovate and pursuant to the terms of the Purchase Agreement, we paid the members an additional $350,000 (the “Cash Consideration”) and issued to the members an aggregate of 699,980 shares of our restricted common stock (the “Stock Consideration”) with an approximate total fair value of $1,060,150, reflecting the market value of our shares less a discount for restrictions on sale. In addition, Members will be entitled to receive (i) development milestone payments in an aggregate amount of up to $2,100,000 for each compound developed, (ii) development milestone payments in an aggregate amount of up to $20,000,000 for each compound commercialized, and (iii) royalties of 3.0% of Net Sales (as such term is defined in the Purchase Agreement). The Stock Consideration has been placed into escrow to secure certain indemnification and other obligations of Purnovate and the Members in connection with the Acquisition. We estimated the total value of these contingent liabilities at $732,287 at the time of acquisition.

The acquisition was effected by a merger (the “Merger”) of Purnovate into Purnovate, Inc., a Delaware corporation and our wholly owned subsidiary, which survived the Merger. In connection with the Merger, on January 20, 2021, Purnovate converted from a limited liability company to a corporation and on January 25, 2021, the parties entered into an Amendment to the Purchase Agreement (the “Amendment”) to provide for the mechanism of closing the Acquisition through a Merger.

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

Dr. Thompson, Purnovate’s Chief Executive Officer who continued his employment with Purnovate and joined our company as our Vice President of Chemistry after the Acquisition, is a distinguished adenosine chemist that has been working in the field for over 35 years. He is an inventor on over 20 adenosine analog patents covering tens of thousands of novel molecules and has authored dozens of scientific publications.

Purnovate, was formed in 2019 by Dr. Thompson, William Stilley, Chief Executive Officer of Adial and a Member, Mikel Poulsen, a Member and consultant to Purnovate, and Cameron Black, a Member.

The Stock Consideration has been placed into escrow to secure certain indemnification and other obligations of Purnovate and the equity holders in connection with the Acquisition. The Stock Consideration, if not used to satisfy indemnification obligations, and the Cash Consideration will be distributed to the Members on a pro rata basis based on each such Member’s equity interest in Purnovate as compared to the aggregate Purnovate equity interests held by all Members.

In addition to the payments described above, under the terms of the Equity Purchase Agreement, we agreed to make cash payments to Dr. Thompson, as representative of the Members for the benefit of the Members in an amount equal to (i) 3.0% of Net Sales (as such term is defined in the Purchase Agreement) and (ii) upon the achievement of the following development and commercialization milestones:

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

The Equity Purchase Agreement contains customary representations, warranties and covenants of us, Purnovate and the Members. Subject to certain customary limitations, the Members have agreed to indemnify us and our officers and directors against certain losses related to, among other things, breaches of Purnovate’s and the Members’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

In connection with the Acquisition, Dr. Thompson entered into an employment agreement with us and a lock-up agreement with respect to fifty percent (50%) of the Stock Consideration received by him until the earlier of the two (2) year anniversary of the closing or on the termination date of his employment if termination is by us without cause. William Stilley entered into a lock-up agreement with respect to one hundred percent (100%) of the Stock Consideration received by him, until the earlier of the two (2) year anniversary of the closing or on the termination date of his employment if termination is by us without cause.

Also in connection with the Acquisition, we obtained title to a library of chemical compounds and lab equipment usable in Purnovate’s research and development projects. These supplies have been booked at a value of approximately $1.5 million, this being a portion of the consideration paid for Purnovate allocated using a relative fair value approach. We expect to realize significant savings over utilizing the same supplies as compared to obtaining them on the open market. Moreover, we expect to realize significant time savings through utilization of these existing supplies for Purnovate R&D projects as compared to using supplies that must be synthesized by a vendor or in-house.

William B. Stilley, our President and Chief Executive Officer and a member of our board of directors, and James W. Newman, a member of our board of directors, were members of Purnovate. In connection with the Acquisition Mr. Stilley sold approximately a 28.7% interest in Purnovate for 201,109 shares of our common stock and Mr. Newman, through two entities he controls, together sold an aggregate 0.53% interest in Purnovate for 3,731 shares of our common stock, which shares have been placed in escrow. Messrs. Stilley and Newman, through two entities he controls, also received their respective pro rata share of the cash consideration paid by us to the Members.

Financial Developments

On March 11, 2021, we entered into Securities Purchase Agreements (the “SPAs”) with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, the Company’s non-executive Chief Strategy Officer (who is neither an executive officer not director of our company), three entities controlled by James W. Newman, Jr., a member of the Company’s Board of Directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke has agreed to purchase an aggregate of 336,667 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman has agreed to and has purchases an aggregate of 30,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone has agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002.

In connection with the SPAs, we entered into Registration Rights Agreements (“RRAs”), dated March 11, 2021, with each of the Investors pursuant to which we were obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the date upon which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within thirty (30) days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within sixty (60) days after the Registration Statement is filed). A registration statement on Form S-3 was filed on April 19, 2021.

Under the terms of the SPAs: (i) Bespoke purchased 33,667 shares of our common stock and agreed to purchase an additional 303,000 shares of our common stock upon the effectiveness of the Registration Statement; (ii) Newman purchased 30,000 shares of our common stock; and (iii) Keystone purchased 33,334 shares of our common stock and agreed to purchase an additional 300,000 shares of our common stock upon the effectiveness of the Registration Statement.

The SPAs and the RRAs contain customary representations, warranties, conditions and indemnification obligations of the parties, which were made only for purposes of such SPAs and RRAs as of specific dates and solely for the benefit of the parties. The SPAs and RRAs may be subject to limitations agreed upon by the contracting parties.

COVID-19 Impact

As we advance our clinical programs, we are in close contact with our CROs and clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. Due to the COVID-19 pandemic, during the first three quarters of 2020, we experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment. Enrollment has since improved, though enrollment in higher cost sites in Scandinavia have recovered more quickly than in lower cost sites in Central and Eastern Europe. We presently project completion of our Phase 3 clinical trial in the first quarter of 2022. These delays, and increasing trial costs, mean that cash on hand is no longer projected to be sufficient to reach database lock, if present trends continue. There continues to be uncertainties regarding the potential impact of COVID-19 on our clinical trial and the associated cash projections. While our current estimates include the overhead costs necessary to support operations during the extended trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

Results of operations for the three months ended March 31, 2021 and 2020 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended March 31,		Change
	2021	2020	(Decrease)
Research and development expenses	$2,052,000	$1,060,000	$992,000
General and administrative expenses	2,789,000	1,241,000	1,548,000
Total Operating Expenses	4,841,000	2,301,000	(2,540,000)

Loss From Operations	(4,841,000)	(2,301,000)	(2,540,000)

Gain on change of fair value of contingent liability	6,000	–	6,000
Interest Income	1,000	23,000	(22,000)
Total other income (expenses)	7,000	23,000	(16,000)

Net Loss	$(4,834,000)	$(2,278,000)	$(2,556,000)

Research and development (“R&D”) expenses

Research and development costs increased by approximately $992,000 (94%) in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was due primarily to large increases in trial costs (approximately $786,000) with the trial being in the midst of enrollment during the period with an increased number of patients and an increase number of clinical sites, while during the first quarter of 2020 trial enrollment was only beginning. CMC also increase by approximately $145,000 with substantial increases in distribution of study drug product with increased enrollment.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $1,548,000 (125%) in the three months ended March 1, 2021, as compared to the three months ended March 31, 2020. Increases of general and administrative expenses increased generally across most categories with the growth of headcounts and initiation of several complex transactions, including the purchase of Purnovate. Major expense growth categories included general and administrative equity compensation expense (increase of approximately $620,000), general and administrative salaries (increase of approximately $287,000), legal expenses (increase of approximately $149,000), public and investor relations (increase of approximately $174,000), and strategic consultants (approximately $127,000).

Change in Fair Value of Contingent Consideration

For the three months ended March 31, 2021 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was a gain of approximately $6,000. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the three months ended March 31, 2021, the gain on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.

Total Other income (expenses)

Total other income decreased by approximately $16,000 (70%) in the three months ended March 31, 2021 compared to March 31, 2020. This decrease was due largely to the substantial declines in returns available through the global money markets in which the Company invests its working capital, somewhat offset by the gain on change in value of our contingent liability.

Liquidity and capital resources at March 31, 2021

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our drug candidates, if approved. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate and as we further develop product candidates acquired from Purnovate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings and our equity line, as well as other equity financings and the issuance of debt securities prior to that.

On March 11, 2021, we received aggregate proceeds of $291,003 from the sale of shares of 97,001 shares of our common stock to the Investors pursuant to the terms of the SPA.

On April 12, 2021, 233,645 registered shares of common stock were sold under the terms of the Company’s equity purchase agreement with Keystone at a price of $2.14 per share for total proceeds of $500,000.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this form 10-Q, based our current projections. We have recently executed an equity purchase agreement with Keystone Capital, LLC, which allows us to obtain depending on our stock’s market price and us meeting other conditions, up to $15 million in equity financing. We have sold 1,240,941 shares of our common stock for gross proceeds of $2.85 million, as of the date of this filing pursuant to the equity purchase agreement with Keystone.

We expect to use approximately $10.5 million in cash during the twelve months ended March 31, 2022 for both trial costs, other R&D project costs, and general corporate expenses. We would expect to exhaust funds on hand in the fourth quarter of 2021, given our expected trial costs, other project costs, and costs of Company overhead, and would require approximately $2.7 million in additional funding to reach the current expected database lock in February of 2022. However, once Registration Statement on Form S-3 that was filed in connection with our SPA is declared effective, we expect to receive an additional $1.8 million in capital, which should extend our ability to operate into the first quarter of 2022 and reduce the additional funds need to reach database lock to approximately $1.0 million.

Our ability to access additional funds under the equity purchase agreement is dependent upon the market price of our common stock, so access to these funds is not guaranteed. If we are unable to access funds under the equity purchase agreement, we would need to raise funds through other sources. There is no assurance that such funds could be raised by that time on acceptable terms. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we would not be able to reach database lock with cash on hand even with receipt of the grants to which we have applied.

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

Cash flows

(rounded to nearest thousand)	For the Three Months Ended March 31,
	2021	2020
Provided by (used in)
Operating activities	$(2,843,000)	(1,825,000)
Investing activities	(1,000)	–
Financing activities	4,081,000	–
Net (decrease) increase in cash and cash equivalents	$1,237,000	(1,825,000)

Net cash used in operating activities

Cash used in operating activities increase by approximately $1,018,000 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is consonant with the increase in total operating expenses of approximately $2,540,000 when comparing for the same periods, adjusted by approximately $754,000 being increase in equity compensation expense and approximately $771,000 being increases in accruals and amortization of prepaid expenses.

Net cash provided by investing activities

Cash used in investing activities in the three months ended March 31, 2021 decreased by approximately $1,000 compared to the three months ended March 31, 2020. This increase was due to the difference in the cash component of consideration paid for acquisition of Purnovate and the cash Purnovate held at the time the transaction was completed, offset by the purchase of approximately $31,000 in fixed capital equipment.

Net cash provided by financing activities

Cash provided by financing activities in the three months ended March 31, 2021 increased by approximately $4,081,000 compared to the three months ended March 31, 2020. No financing activities took place during the first quarter of 2020, whereas in the first quarter of 2021 the Company made substantial sales of equity (for proceeds of $2,641,000) and obtained $1,425,000 from a warrant exercise.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, if any.

Critical accounting policies and estimates

The preparation of the unaudited condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, our expected liquidity needs and expected future cash positions, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to prepaid research and development, accruals associated with third party providers supporting clinical trials, realization of income tax assets, as well as the fair value of stock based compensation to employees and service providers. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our unaudited condensed consolidated financial statements as they occur.

While our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report on Form 10-Q, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Fair Value Measurements

FASB ASC 820, Fair Value Measurement, (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The methodology establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

●	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

●	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

The fair value of cash and cash equivalents, prepaid and other current assets, accounts payable and accrued liabilities approximate their carrying value due to their short-term maturities. The lease liability are presented at their carrying value, which based on borrowing rates currently available to the Company for leases with similar terms, approximate their fair values.

Nonfinancial assets, such as IPR&D and goodwill, are accounted for at fair value on a nonrecurring basis.

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of March 31, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

March 31, 2021
Opening balance	$—
Additions	(732,287)
Total gains (losses) recognized in consolidated statements of income	6,275
Balance at March 31, 2021	$(726,012)

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting rely on management’s judgment.

Contingent Consideration

The Company records contingent consideration resulting from a business combination at fair value on the acquisition date. On a quarterly basis, the Company revalues these obligations and record increases or decreases in their fair value as an adjustment to operating expenses. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the liability due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

Intangible Assets

Intangible assets generally consist of patents, purchased technology, acquired IPR&D and other intangibles. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment.

Intangible assets related to acquired IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the period ended March 31, 2021.

Research and Development

Research and development costs are charged to expense as incurred and include supplies and other direct trial expenses such as fees due to contract research organizations, consultants which support the Company’s research and development endeavors, the acquisition of technology rights without an alternative use, and compensation and benefits of clinical research and development personnel. Certain research and development costs, in particular fees to contract research organizations (“CROs”), are structured with milestone payments due on the occurrence of certain key events. Where such milestone payments are greater than those earned through the provision of such services, the Company recognizes a prepaid asset which is recorded as expense as services are incurred.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of March 31, 2021, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that unaudited condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, on April 19, 2021, we retained the services of a CPA Controller.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2020 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2020 Form 10-K.

Risks Relating to our Company

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of March 31, 2021, we had an accumulated deficit of approximately $36.4 million.

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

We have suffered recurring losses from operations based on our development plans and our operating requirements. These conditions, among others, considered in the aggregate raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of the accompanying unaudited condensed consolidated financial statements. Although the funds raised as a result of the completion of our IPO, the receipt of proceeds from the exercise of warrants, the completion of various follow- on financings and private placements have sustained our operations through 2020, based on our current development plans and operating requirements, we project that, without additional funding we will have fully expended our funds actually in hand early in the fourth quarter of 2021. We expect to raise an additional $1.8 million through our SPA, once the S-3 filed in connection with that agreement is made effective, in which case we expect to have fully expended our funds in the first quarter of 2022. Additionally, we have executed an equity purchase agreement with Keystone, which allows us to obtain, depending on our stock’s market price and fulfillment of certain conditions, up to $15 million in equity financing, of which we have already raised $2.85 million. However, since the market price of our stock is volatile, we cannot state with certainty how much, if any, of the remaining funding will be available. The actual number of shares that are sold to Keystone may depend based on a number of factors, including the market price of the common stock during the sales period, during which sales cannot take place if the market price of a share of our common stock is below one dollar. Actual gross proceeds may be less than $15.0 million, which may impact our future liquidity. Because the price per share of each share sold to Keystone will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the actual gross proceeds to be raised in connection with those sales. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we cannot raise the necessary capital to continue as a viable entity, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us.

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

Cash and cash equivalents at the date of this report will not be sufficient to fund our operations for the next twelve months, given current expectations. We will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for additional Phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license, including those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, including pursuant to our equity purchase agreement with Keystone, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 28% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 6.3%, 10.1%, 8.0%, and 4.3%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 5,500,000 at our 2020 Annual Stockholders Meeting, and of which 903,382 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At March 31, 2021 and at the date of this filing, we had outstanding (i) warrants to purchase 7,957,225 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.83), and (ii) options to purchase 3,576,866 shares of common stock at a weighted average exercise price of $2.61 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On January 4 the closing price of our common stock was $1.73 while on February 16, 2021 the closing price of our common stock was $3.19. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2021 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Organization of ADial Pharmaceuticals, L.L.C. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.2	Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.3	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.4	Bylaws of Adial Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.5	Articles of Incorporation of APL Conversion Corp., a Virginia Stock Corporation (Incorporated by reference Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017.
3.6	Bylaws of APL Conversion Corp. (incorporated by reference Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.7	Articles of Entity Conversion of ADial Pharmaceuticals, L.L.C. filed with the Virginia Secretary of State (incorporated by reference Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.8	Terms and Conditions of the Plan of Entity Conversion ADial Pharmaceuticals, L.L.C. into APL Conversion Corp. (incorporated by reference Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.9	Certificate of Merger of Foreign Corporation into Domestic Corporation filed with the Delaware Secretary of State (incorporated by reference Exhibit 3.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017(File No. 333-220368)).
3.10	Articles of Merger of APL Conversion Corp. into Adial Pharmaceuticals, Inc. filed with the Virginia Secretary of State (incorporated by reference Exhibit 3.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.11	Agreement and Plan of Merger and Reorganization of APL Conversion Corp., a Virginia Corporation and Adial Pharmaceuticals, Inc. a Delaware Corporation (incorporated by reference Exhibit 3.11 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.12	First Amendment to the Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C. dated September 22, 2017 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220368)).

10.1	Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp., as successor-in-interest to Purnovate, LLC, and Robert D. Thompson, as representative of the Members to the Equity Purchase Agreement dated December 7, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2021 (File No. 001-38323)).
10.2	Form of Stock Purchase Agreement by and between Adial Pharmaceuticals, Inc. and the selling stockholders dated as of March 11, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021 (File No. 001-38323)).
10.3	Form of Registration Rights Agreement by and between Adial Pharmaceuticals, Inc. and the selling stockholders dated as of March 11, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021 (File No. 001-38323)).
10.4	Lock-Up Agreement Extension executed by Dr. Bankole Johnson dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2021 (File No. 001-38323)).
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.XSD	XBRL Schema
101.PRE	XBRL Presentation
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label

#	Filed herewith

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

Dated: May 17, 2021