Form 10-Q
period 2021-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2021-08-12
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of common stock outstanding as of August 12, 2021 was 20,298,156.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,209,845	$4,401,114
Prepaid research and development	233,035	233,035
Prepaid expenses and other current assets	147,074	501,689
Total Current Assets	5,589,954	5,135,838

Other Assets:
Research and development supplies	1,548,397	—
Right-to-use asset	270,733	—
Acquired in-process research and development	455,000	—
Goodwill	131,495	—
Fixed assets, net	62,012	—
Advance to seller	—	350,000
Intangible assets, net	5,324	5,606

Total Assets	$8,062,915	$5,491,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$477,411	$648,739
Accrued expenses	1,689,724	856,639
Lease liability, current	46,092	—
Total Current Liabilities	2,213,227	1,505,378

Lease liability, net of current portion	227,195	—
Contingent liabilities	793,490	—
Total Liabilities	3,233,912	1,505,378

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 18,405,726 and 14,393,100 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18,406	14,393
Additional paid in capital	45,605,084	35,491,462
Accumulated deficit	(40,794,487)	(31,519,789)
Total Shareholders’ Equity	4,829,003	3,986,066

Total Liabilities and Shareholders’ Equity	$8,062,915	$5,491,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Expenses:
Research and development expenses	$2,319,049	$888,013	$4,370,672	$1,942,622
General and administrative expenses	2,084,676	930,779	4,873,387	2,176,415
Total Operating Expenses	4,403,725	1,818,792	9,244,059	4,119,037

Loss From Operations	(4,403,725)	(1,818,792)	(9,244,059)	(4,119,037)

Other Income (Expense)
Interest income	1,181	5,182	1,476	28,614
Change in value of contingent liability	(67,478)	–	(61,203)	–
Other income	29,088	2,500	29,088	2,500
Total other income (expense)	(37,209)	7,682	(30,639)	31,114

Loss Before Provision For Income Taxes	(4,440,934)	(1,811,110)	(9,274,698)	(4,087,923)
Provision for income taxes	–	–	–	–

Net Loss	$(4,440,934)	$(1,811,110)	$(9,274,698)	$(4,087,923)

Net loss per share, basic and diluted	$(0.25)	$(0.16)	$(0.55)	$(0.38)

Weighted average shares, basic and diluted	17,588,840	11,292,037	16,854,425	10,894,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Equity-based compensation - stock option expense	—	—	473,787	—	473,787
Equity-based compensation - stock issuances to consultants and employees	350,000	350	850,550	—	850,900
Warrants exercised	712,500	712	1,424,288	—	1,425,000
Stock options exercised	10,000	10	14,490	—	14,500
Stock issued as consideration for acquisition	699,980	700	1,059,450	—	1,060,150
Sale of common stock, net of transaction costs	1,104,297	1,105	2,639,898	—	2,641,003
Net loss	—	—	—	(4,833,764)	(4,833,764)
Balance, March 31, 2021	17,269,877	$17,270	$41,953,925	$(36,353,553)	$5,617,642
Equity-based compensation - stock option expense	—	—	568,295	—	568,295
Equity-based compensation - stock issuances to consultants and employees	100,000	100	274,900	—	275,000
Sale of common stock, net of transaction costs	1,035,849	1,036	2,807,964	—	2,809,000
Net loss	—	—	—	(4,440,934)	(4,440,934)
Balance, June 30, 2021	18,405,726	$18,406	$45,605,084	$(40,794,487)	$4,829,003

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Equity-based compensation - stock option expense	—	—	342,007	—	342,007
Equity-based compensation - stock and warrant issuances to consultants and employees	261,251	261	345,366	—	345,627
Net loss	—	—	—	(2,276,813)	(2,276,813)
Balance, March 31, 2020	10,629,603	$10,629	$28,444,390	$(22,903,612)	$5,551,407
Equity-based compensation - stock option expense	—	—	385,648	—	385,648
Equity-based compensation - stock and warrant issuances to consultants and employees	—	—	9,804	—	9,804
Sale of common stock, net of expenses	2,820,000	2,820	4,654,395	—	4,657,215
Net loss	—	—	—	(1,811,110)	(1,811,110)
Balance, June 30, 2020	13,449,603	$13,449	$33,494,237	$(24,714,722)	$8,792,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,274,698)	$(4,087,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	2,167,982	966,085
Gain on forgiveness of loan	(29,088)	—
Depreciation of fixed assets	2,593	—
Fixed asset disposal	6,954	—
Amortization of intangible assets	282	282
Amortization of right-to-use asset	23,561	—
Change in fair value of contingent liability	61,203	—
Changes in operating assets and liabilities:
Prepaid research and development expenses	—	(131,618)
Prepaid expenses and other current assets	354,615	182,736
Accrued expenses	833,085	7,673
Accounts payable	(172,235)	252,171
Change in operating lease liability	(21,010)	—
Net cash used in operating activities	(6,046,756)	(2,810,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,605)	—
Purchase consideration paid for acquisition, net of cash acquired	30,589	—
Net cash used in investing activities	(34,016)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	5,450,003	4,657,215
Proceeds from warrant exercise	1,425,000	—
Proceeds from options exercise	14,500	—
Net cash provided by financing activities	6,889,503	4,657,215

NET INCREASE IN CASH AND CASH EQUIVALENTS	808,731	1,846,621

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	4,401,114	6,777,052

CASH AND CASH EQUIVALENTS-END OF PERIOD	$5,209,845	$8,623,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$1,060,150	—
Contingent consideration for acquisition	$732,287	—
Reclassification of stock-based comp from accrued expenses	$—	$117,001

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

2 — LIQUIDITY AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $40.8 million as of June 30, 2021. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company believes that the existing cash and equivalents are sufficient to fund operations, including the Company’s ongoing trial of its lead compound AD04 as well as a number of additional, discretionary research and development projects, for at least the next twelve months following the filing of these unaudited condensed financial statements and through the third quarter of 2022.

Due to the COVID-19 pandemic, during the first three quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment has since improved, though enrollment in higher cost sites in Scandinavia have recovered more quickly than in lower cost sites in Central and Eastern Europe. The Company presently projects completion of its Phase 3 clinical trial in the first quarter of 2022. There continues to be uncertainties regarding the potential impact of COVID-19 on our clinical trial and the associated cash projections. While the Company’s current estimates include the overhead costs necessary to support operations during the remaining trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

The Company’s cash on hand at the filing date is estimated to be sufficient to fund operations to achieve database lock. In addition, the Company has an active equity purchase agreement (See Note 10) with Keystone Capital, LLC, which allows the sale of up to $15 million of securities, which amount, if fully accessible, would be sufficient to fund the Company’s operations for an additional period if completion of the trial is delayed or if costs increase. Under this equity purchase agreement, $3.85 million has already been raised as of this filing. However, there can be no guarantee that the Company will meet the conditions to use the equity line and, without access to this equity line and/or additional funding, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may result in material disruption to the Company’s operations. Moreover, a trial delay or cost increase may be of greater magnitude than can be offset by the funds available through the equity line. In either of these cases the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for its lead compound, AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

Basic and Diluted Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2021 and 2020 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three and six month periods ended June 30, 2021, and 2020 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2021	2020
Warrants to purchase common shares	7,884,936	8,782,631
Common Shares issuable on exercise of options	3,670,866	2,678,533
Total potentially dilutive Common Shares excluded	11,555,802	11,461,164

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of June 30, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

June 30, 2021
Opening balance	$–
Additions	(732,287)
Total losses recognized	(61,203)
Balance as of June 30, 2021	$(793,490)

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

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting are subject to management’s judgment.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. The Company reviews goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the six months ended June 30, 2021.

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

The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 include the results of operations of Purnovate since January 26, 2021 during which period Purnovate contributed net losses of approximately $25,000 and $107,000, respectively. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. Since Purnovate’s contribution to the Company’s loss for the three months ended June 30, 2021 is included in the actual results, a pro forma is not presented here.

Three months ended June 30, 2020
Net revenue	$–
Net loss	$(1,901,988)

	Six months ended June 30, 2021	Six months ended June, 2020
Net revenue	$–	$–
Net loss	$(9,285,829)	$(4,255,302)

5 – NOTE PAYABLE

Note Payable – Paycheck Protection Program Loan

In connection with the acquisition of Purnovate (See Note 4), the Company assumed $29,088 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Under the terms of the PPP Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum, and there is a deferment period until installment payments of principal and interest are due. The term of the PPP Note was two years. In April of 2021, the PPP Loan was forgiven in accordance with the terms established for such loans under the CARES Act, on which forgiveness the Company recognized an gain of $29,088, classified as other income.

6 — GOODWILL

The Company recorded goodwill in connection with the acquisition of Purnovate. The changes in the carrying value of goodwill for the six months June 30, 2021 are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
Goodwill acquired during the period	131,495
Balance at June 30, 2021	$131,495

7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Clinical research organization services and expenses	$1,346,054	$470,991
Employee compensation	278,951	322,437
Legal and consulting services	44,719	6,151
Minimum license royalties Clinical research organization services and expenses	20,000	40,000
Manufacturing expenses	–	17,060
Total accrued expenses	$1,689,724	$856,639

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

On March 11, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with each of Bespoke, three entities controlled by James W. Newman, Jr., a member of the Company’s Board of Directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 336,667 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman agreed to purchase an aggregate of 30,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002. In the six months ended June 30, 2021, the Company issued 700,001 shares of common stock for total proceeds of $2,100,003.

In connection with the SPAs, the Company entered into Registration Rights Agreements (“RRAs”), dated March 11, 2021, with each of the Investors pursuant to which the Company was obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the date upon which the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within thirty (30) days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within sixty (60) days after the Registration Statement is filed). A registration statement on Form S-3 was filed with the SEC on April 20, 2021 and declared effective on May 26, 2021.

See Note 10 for related party vendor, consulting, and lease agreements, Note 4 for Advance to Seller, and Note 11 for an additional Securities Purchase agreement.

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

During the three and six months ended June 30, 2021, the Company issued 432,849 and 1,440,145 shares of common stock under the Keystone equity purchase agreement for total proceeds of $1,000,000 and $3,350,000, respectively.

During the six months ended June 30, 2021, the Company issued 700,001 shares of common stock for total proceeds of $2,100,003 under a securities purchase agreement.

During the six months ended June 30, 2021, the Company issued 450,000 shares of common stock to consultants for services rendered and to employees at a total cost of $1,125,900.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 1, 2020, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 5,500,000. At June 30, 2021, the Company had issued 1,259,438 shares and had outstanding 3,531,180 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted.

Stock Options

The following table provides the stock option activity for the six months ended June 30, 2021:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2020	2,668,866	8.09	$2.48	$1.13
Issued	1,012,000		2.40	2.41
Exercised	(10,000)		1.45	0.66
Cancelled	–
Outstanding June 30, 2021	3,670,866	8.05	$2.61	$1.95
Outstanding June 30, 2021, vested and exercisable	1,776,456	7.57	$2.81	$2.05

At June 30, 2021, the intrinsic value totals of the outstanding options were $1,534,168.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the six months ended June 30, 2021:

June 30, 2021
Fair Value per Share	$2.21-3.13
Expected Term	5.75 years
Expected Dividend	$—
Expected Volatility	109.29-110.15%
Risk free rate	0.41-0.49%

During the six months ended June 30, 2021, 1,012,000 options to purchase shares of common stock were granted at a fair value of $2,428,907, an approximate weighted average fair value of $2.41 per option, to be amortized over a service a weighted average period of three years. As of June 30, 2021, $3,806,495 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.51 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development options expense	77,177	54,079	143,809	140,518
Total research and development expenses	77,177	54,079	143,809	140,518
General and administrative options expense	491,118	331,569	898,273	587,137
Stock and warrants issued to consultants and employees	275,000	9,804	1,125,900	238,430
Total general and administrative expenses	766,118	341,373	2,024,173	825,567
Total stock-based compensation expense	$843,295	$395,452	$2,167,982	$966,085

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2020	8,649,625	3.46	$4.60	$0.02
Issued	20,100		1.99
Exercised	(712,500)		2.00
Outstanding June 30, 2021	7,957,225	2.88	$4.83	$0.02

This table includes warrants to purchase 91,705 shares of common stock issued to consultants, including the 20,100 shares of common stock issued during the six months ended June 30, 2021, with a total fair value of $140,254 at time of issue, calculated using the Black Scholes model assuming an underlying security values of ranging between $1.30 and $2.03, volatility rate ranging between 103.8% and 109.64%, a risk-free rate of 0.49%, and an expected term of 5.75 years. In the three and six months ended June 30, 2021, the Company recognized $42,698 and $77,159 in expense associated with these warrants, respectively, with $10,406 remaining to be recognized at June 30, 2021.

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

During the three and six months ended June 30, 2021 and 2020, the Company recognized $10,000 and $20,000 minimum license royalty expenses under this agreement, respectively.

Clinical Research Organization (CRO)

On October 31, 2018, the Company entered into a master services agreement (“MSA”) with Crown CRO Oy (“Crown”) for contract clinical research and consulting services. The MSA has a term of five years, automatically renewed for two-year periods, unless either party gives written notice of a decision not to renew the agreement six months prior to automatic renewal. The MSA or a service agreement under it may be terminated by the Company, without penalty, on fourteen days written notice for scientific, administrative, or financial reasons, or if the purpose of the study becomes obsolete. In the event that the MSA or Service Order are terminated, Crown’s actual costs up the date of termination will be payable by the Company, but any unrealized milestones would not be owed.

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04. On June 28, 2019, the Company and Crown executed a change order to Service Agreement 1 increasing Crown’s fee from $3,507,995 (€2,958,835 converted to dollars at the Euro/US Dollar exchange rate of 1.1856 as of June 30, 2021) to $3,757,042 (€3,168,895) and rescheduling future milestone payments as shown below.

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

At June 30, 2021, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
100% of patients randomized	10%	$320,038
90% of case report form pages monitored	5%	$160,019
PE analysis	5%	$160,019
Database is locked	10%	$320,038

During the six months ended June 30, 2021, the Company recognized $938,632 in direct expenses associated with the Service Agreement 1, classified as R&D expense, including amortization of milestone payments and change order fees immediately recognized as expenses. On December 31, 2020 there was accrued R&D expense of $53,065 related to such direct expenses under this agreement, and on June 30, 2021 the Company had an accrued expense liability of $581,700.

Service Agreement 1 also estimated approximately $2.6 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which are billed as incurred and the total contingent upon individual site rate and enrollment rates. Based on current enrollment rates and the various active clinical sites, the Company has increased its total estimated future site costs to a total of approximately $3.0 million, an estimate that could increase or decrease based on changes to individual site enrollment rates. During the three and six months ended June 30, 2021, the Company recognized $979,096 and $1,552,152 in costs associated with fees to investigators and sites, respectively.

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

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Components of total lease cost:	Three months ended June 30, 2021	Six months ended June 30, 2021

Operating lease expense	$18,942	$33,859
Short-term lease expense	—	—
Total lease cost	$18,942	$33,859

Supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Six months ended June 30, 2021

Operating cash flows for operating leases	$33,859

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$294,294

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2021
Assets
Lease right of use assets	$270,733
Total lease assets	$270,733

Liabilities
Current liabilities:
Lease liability - current portion	$46,092
Noncurrent liabilities:
Lease liability, net of current portion	227,195
Total lease liability	$273,287

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

As of June 30, 2021
Weighted average remaining lease term (in years) - operating leases	4.58
Weighted average discount rate - operating leases	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of June 30, 2021, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2021 (remaining)	33,859
2022	70,202
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$336,351
Less effects of discounting	(63,064)
Present value of future minimum lease payments	$273,287

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO had a 28.7% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease had a term of two years, and the monthly rent was $1,400. During the six months ended June 30, 2021, the rent expense associated with this lease was $1,400. On acquisition of Purnovate, the sublease was terminated and the Company assumed the obligations of Purnovate’s lease.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) and 2017 Equity Incentive Plan continue unaffected. The Company recognized $46,875 and $93,750 in compensation expense, respectively, in the both the three and six months ended June 30, 2021 and 2020 as a result of this agreement.

On July 5, 2019, the Company entered into a Master Services Agreement (the “MSA”) and attached statement of work with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during the Company’s upcoming Phase 3 clinical trial. PEPCO is owned by a related party, Dr. Bankole Johnson. It is anticipated that the compensation to be paid to PEPCO for services under the MSA will total approximately $300,000, of which shares of the Company’s common stock having a value equal to twenty percent (20%) of this total can be issued to Dr. Johnson in lieu of cash payment.

On December 12, 2019, the Company entered into an Amendment (the “Amendment”) to the statement of work (“SOW”). The Company had paid PEPCO $39,064 under the SOW for services rendered as of the Amendment date, leaving as estimated balance of $274,779 to be paid under the SOW. The Amendment provided the Company with a 20% discount on the remaining fees owed for services and fixed the price of any remaining services at a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of the Trial. In addition, Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the MSA and SOW (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares of the Company’s common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019 (the “Lock-Up”), pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of the Company’s common stock, as currently owned by him, until after January 1, 2021. On August 19, 2020, the Company entered into a Lock-Up Agreement Extension and Right of First Refusal with Dr. Johnson (the “Lock-Up Extension”), which amended the Lock-Up Agreement that had been entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of the Company’s common stock. During the six months ended June 30, 2021, the Company recognized no expenses associated with this agreement. As of June 30, 2021, the Company had recognized $181,495 in expenses, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767 associated with this vendor agreement. On April 5, 2021, the Company entered into another Lock-Up Agreement Extension (the “Second Lock-Up Extension”), which amended the Lock-Up Extension and extended the term of Dr. Johnson’s Lock-Up from April 1, 2021 until such date as the Company shall have publicly released the data from its ONWARD™ Phase 3 pivotal trial of its lead drug candidate, AD04, in genetically identified subjects for the treatment of Alcohol Use Disorder.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.1 million in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At June 30, 2021, the Company did not have any pending legal actions.

11 — SUBSEQUENT EVENTS

On July 6, 2021, the Company entered into Securities Purchase Agreements, dated July 6, 2021 (the “SPAs”), with three pre-existing investors for an aggregate investment of $5,000,000 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of the Company’s common stock at a purchase price of $3.00 per share. SPAs were entered with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, the Company’s Chief Strategy Officer, Keystone Capital Partners, LLC (“Keystone”), and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

In connection with the SPAs, the Company entered into Registration Rights Agreements (“RRAs”), dated July 6, 2021, with each of the Investors pursuant to which the Company is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the date of the RRA, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within thirty (30) days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within sixty (60) days after the Registration Statement is filed). Accordingly, the Company filed a Registration Statement with the SEC on July 20, 2021, which was declared effective July 29, 2021.

Under the terms of the SPAs, on July 7: (i) Bespoke purchased 83,334 shares of the Company’s common stock and agreed to purchase an additional 750,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement; (ii) Keystone purchased 50,000 shares of the Company’s common stock and agreed to purchase an additional 450,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement; and (iii) Gilliam purchased 33,334 shares of the Company’s common stock and agreed to purchase an additional 300,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement.

Pursuant to the terms of the SPAs, if during the period commencing from the initial closing under the SPA until 30 days after the Registration Statement is declared effective by the SEC, the Company issues or sells any shares of common stock at a price per shares that is less than $3.00 per share (a “Share Dilutive Issuance”), except for certain excluded issuances, then the Company shall, within two (2) business days after such issuance, pay to the Investors as a penalty an amount in cash equal to the number of shares purchased by the Investors multiplied by the difference between the greater of the price per share of common stock paid in the Share Dilutive Issuance and $2.48.

On August 2, 2021, under the terms of the SPAs, (i) Bespoke purchased 750,000 shares of the Company’s common stock for proceeds of $2,250,000; (ii) Keystone purchased 450,000 shares of the Company’s common stock for proceeds of $1,350,000; and (iii) Gilliam purchased 300,000 shares of the Company’s common stock for proceeds of $900,000.

On July 14, 2021 205,762 registered shares of common stock were sold under the terms of the Company’s equity purchase agreement with Keystone at a price of $2.43 per share for total proceeds of $500,000.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). The active ingredient in AD04 is ondansetron, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”) that is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have commenced the landmark ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. As of this filing, all 25 planned clinical sites were actively enrolling patients, and the ONWARD trial was more than 90% enrolled. The trial is expected to be completed near the end of first quarter of 2022. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol. In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC, and we continue to explore opportunities to expand our portfolio in the field of addiction and related disorders, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction related pharmaceutical company.

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

Recent Developments

Research and Development

On July 6, 2021, we issued announced the following information with respect to our landmark ONWARD™ pivotal Phase 3 clinical trial (the “Trial”) investigating the Company’s lead drug candidate, AD04, as a therapeutic agent for the treatment of Alcohol Use Disorder (AUD) in persons with certain target genotypes related to the serotonin transporter and receptor:

●	100% of the number of patients expected to fully enroll have been screened

●	1254 subjects have been screened which represents 100% of anticipated subjects required to be screened based on the Trial’s historical screening-to-enrollment rates

●	90% of the number of patients projected for full enrollment have been enrolled

●	261 of 290 (90%) subjects expected to be enrolled in ONWARD have been enrolled

●	33% of evaluated patients tested positive for the AD04-associated genotype

●	AD04 appears to be well-tolerated

●	While the Trial is still blinded so that it is not known which patients are taking AD04 or placebo, the vast majority of adverse events reported across all study subjects are mild in intensity

●	Additionally, no study drug-related serious adverse events have been observed to date

●	Study retention rate of 84%

●	Projected timeline for the provision of Trial data in the first quarter of 2022

On July 13, 2021, we announced the following advancements and positive pre-clinical data for our adenosine analog development platform being developed by Purnovate:

●	Compounds have been developed that are potent against specifically targeted adenosine receptors while being selective over the adenosine A1 receptor, which is known to have cardiovascular and central nervous system effects that can be problematic for many therapeutic indications.

●	Solubility more than 50 times greater than other known selective adenosine compounds of the same class has been demonstrated.

●	Testing to date indicates good oral bioavailability so that oral administration (e.g., tablets) is likely to be one of the options for dosing these compounds.

●	Initial animal studies indicate the compounds to be pharmacologically active.

●	Multiple compounds have demonstrated a meaningful in vivo reduction in pain (rodents).

●	All tested compounds appear synergistic with morphine.

●	Certain compounds with higher solubility appear synergistic with acetaminophen (Tylenol).

●	In vivo studies suggest that certain compounds may have effects against insulin insensitivity, which makes them potential candidates for licensing or partnership.

●	Purnovate is establishing relationships to test its compounds in models of asthma, cancer, and inflammation, also with the intent of licensing products that show initial success or advancing partnerships.

On August 10, 2021, we announced the issuance of U.S, Israeli, and Brazilian patents covering the use of AD04 as a treatment for Opioid Use Disorder in patients with a specific genetic biomarker in the serotonin transporter gene and the issuance of a Canadian patent covering the use of AD04 for both Opioid Use Disorder and Alcohol Use Disorder in patients with specific genetic biomarkers in the serotonin transporter gene.

Financial Developments

On July 6, 2021, we entered into an additional Securities Purchase Agreements”), dated July 6, 2021 (the “SPAs”), with three pre-existing investors for an aggregate investment of $5,000,000 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of our common stock at a purchase price of $3.00 per share. SPAs were entered with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, our non-executive Chief Strategy Officer, Keystone Capital Partners, LLC (“Keystone”), and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

In connection with the SPAs, we entered into Registration Rights Agreements (“RRAs”), dated July 6, 2021, with each of the Investors pursuant to which we are obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the date of the RRA, and use all commercially reasonable efforts to have the Registration Statement declared effective by the SEC within thirty (30) days after the Registration Statement is filed (or, in the event of a “full review” by the SEC, within sixty (60) days after the Registration Statement is filed). Accordingly, we filed a Registration Statement with the SEC on July 20, 2021, which was declared effective July 29, 2021.

Pursuant to the terms of the SPAs on (i) July 7, 2021, Bespoke purchased 83,334 shares of our common stock for proceeds of $249,993:, Keystone purchased 50,000 shares of our common stock for proceeds of $150,000; and Gilliam purchased 33,334 shares of our common stock for proceeds of $100,002 and (ii) August 2, 2021, Bespoke purchased 750,000 shares of our common stock for proceeds of $2,250,000; Keystone purchased 450,000 shares of our common stock for proceeds of $1,350,000; and Gilliam purchased 300,000 shares of our common stock for proceeds of $900,000.

On August 2, 2021, under the terms of the SPAs, (i) Bespoke purchased 750,000 shares of our common stock for proceeds of $2,250,000; (ii) Keystone purchased 450,000 shares of our common stock for proceeds of $1,350,000; and (iii) Gilliam purchased 300,000 shares of our common stock for proceeds of $900,000.

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

Results of operations for the three months ended June 30, 2021 and 2020 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended June 30,		Change
	2021	2020	(Decrease)
Research and development expenses	$2,319,000	$888,000	$1,431,000
General and administrative expenses	2,085,000	931,000	1,154,000
Total Operating Expenses	4,404,000	1,819,000	2,585,000

Loss From Operations	(4,404,000)	(1,819,000)	(2,585,000)

Loss on change of fair value of contingent liability	(67,000)	–	(67,000)
Interest income	1,000	5,000	(4,000)
Other income	29,000	3,000	26,000
Total other income (expenses)	(37,000)	8,000	(45,000)

Net Loss	$(4,441,000)	$(1,811,000)	$(2,630,000)

Research and development (“R&D”) expenses

Research and development costs increased by approximately $1,431,000 (161%) in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was due primarily to large increases in trial costs (approximately $1,176,000) with the trial being in the midst of enrollment during the period with an increased number of patients and an increase number of clinical sites, while during the first quarter of 2020 trial enrollment was only beginning. Chemistry, manufacturing, and controls expenses increased by approximately $66,000 with substantial increases in distribution of study drug product with increased enrollment. R&D payroll expense increased by approximately $66,000 for personnel associated with the AD04 project, and by approximately $70,000 for R&D employees of our Purnovate subsidiary, which was not yet acquired in 2020.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $1,154,000 (124%) in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. General and administrative expenses increased generally across most categories with the growth of headcounts and completion of several fundraising transactions. Major cash expense growth categories included general and administrative salaries (increase of approximately $182,000), public and investor relations (increase of approximately $120,000), and strategic consultants (approximately $111,000). Non-cash, general and administrative equity compensation expense increased by approximately $425,000 in three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflecting increased headcounts and use of consultants.

Change in Fair Value of Contingent Consideration

For the three months ended June 30, 2021 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was an expense of approximately $67,000. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the three months ended June 30, 2021, the expense on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.

Total Other income (expenses)

Total other income decreased by approximately $45,000 (563%) in the three months ended June 30, 2021 compared to June 30, 2020. This decrease was due largely to the substantial declines in returns available through the global money markets in which the Company invests its working capital, amplified by the increase in the value of our contingent liability and only partially offset by the gain realized on forgiveness of our PPP loan.

Results of operations for the six months ended June 30, 2021 and 2020 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Six Months Ended June 30,		Change
	2021	2020	(Decrease)
Research and development expenses	$4,371,000	$1,943,000	$2,428,000
General and administrative expenses	4,873,000	2,176,000	2,697,000
Total Operating Expenses	9,244,000	4,119,000	5,125,000

Loss From Operations	(9,244,000)	(4,119,000)	(5,125,000)

Loss on change of fair value of contingent liability	(61,000)	–	(61,000)
Interest income	1,000	29,000	(28,000)
Other income	29,000	3,000	26,000
Total other income (expenses)	(31,000)	32,000	(63,000)

Net Loss	$(9,275,000)	$(4,087,000)	$(5,188,000)

Research and development (“R&D”) expenses

Research and development costs increased by approximately $2,428,000 (125%) in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was due primarily to large increases in trial costs (approximately $1,962,000) with the trial being in the midst of enrollment during the period with an increased number of patients and an increase number of clinical sites, while during the first quarter of 2020 trial enrollment was only beginning. CMC also increase by approximately $209,000 with substantial increases in distribution of study drug product with increased enrollment. R&D payroll expense increased by approximately $189,000 for personnel associated with the AD04 project, and by approximately $121,000 for R&D employees of our Purnovate subsidiary, which was not yet acquired in 2020.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $2,697,000 (124%) in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. General and administrative expenses increased generally across most categories with the growth of headcounts and initiation of several complex transactions, including the purchase of Purnovate. Major cash expense growth categories included, general and administrative salaries (increase of approximately $469,000), legal expenses (increase of approximately $66,000), public and investor relations (increase of approximately $294,000), and strategic consultants (approximately $238,000). Non-cash, general and administrative equity compensation increased by approximately $1,082,000 in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, reflecting the increased headcounts and use of consultants.

Change in Fair Value of Contingent Consideration

For the six months ended June 30, 2021 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was an expense of approximately $61,000. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the six months ended June 30, 2021, the gain on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.

Total Other income (expenses)

Total other income decreased by approximately $63,000 (197%) in the six months ended June 30, 2021 compared to June 30, 2020. This decrease was due largely to the substantial declines in returns available through the global money markets in which the Company invests its working capital, amplified by the increase in the value of our contingent liability and only partially offset by the gain realized on forgiveness of our PPP loan.

Liquidity and capital resources at June 30, 2021

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our drug candidates, if approved. Over the next several years, we expect to increase our R&D expenses as we undergo additional clinical trials designed to demonstrate the safety and efficacy of our lead product candidate and as we further develop product candidates acquired from Purnovate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings and our equity line, as well as other equity financings and the issuance of debt securities prior to that.

At June 30, 2021, our cash and cash equivalents were $5,209,845 as compared to $4,401,114 at December 31, 2020.

Subsequent to the end of the quarter we completed a private placement pursuant to which we sold shares of our common stock for aggregate gross proceeds of approximately $5,000,000.

Our current cash and cash equivalents are expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections, which include completion our ongoing trial of our lead compound, AD04, as well as a number of additional, discretionary research and development projects. We intend to maintain sufficient cash reserves to complete our trial and to remain a going concern, through use of our currently established equity line (see below) and through control of discretionary research and development expenditures. Nonetheless, we will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for us to commence and complete additional Phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license, including those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. We have recently executed an equity purchase agreement with Keystone Capital, LLC, which allows us to obtain depending on our stock’s market price and us meeting other conditions, up to $15 million of shares of common stock in equity financing. During the three and six months ended June 30, 2021, we sold 432,849 and 1,440,145 shares, respectively to Keystone through that equity purchase agreement for total proceeds of $1,000,000 and $3,350,000, respectively. Since the beginning of the third quarter, we sold an additional 205,762 shares through this same agreement for proceeds of $500,000. If we raise additional funds by issuing equity securities or convertible debt, including pursuant to our equity purchase agreement with Keystone, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We expect to use approximately $8.7 million in cash during the twelve months ended June 30, 2022 for trial costs, other discretionary research and development project costs, and general corporate expenses. We would expect to exhaust funds on hand near the end of the third quarter of 2022, if all currently contemplated projects are funded and if no additional capital is raised. However, we intend to maintain sufficient cash reserves to remain a going concern and intend to structure our discretionary research and development projects in coordination with our fundraising to that end. In any case, we do not believe additional funds in excess of cash on hand will be needed to reach database lock, given our expected trial costs, other project costs, and costs of Company overhead.

Our ability to access additional funds under the equity purchase agreement is dependent upon the market price of our common stock, so access to these funds is not guaranteed. If we are unable to access funds under the equity purchase agreement, we would need to raise any funds required through other sources. There is no assurance that such funds could be raised by that time on acceptable terms. Moreover, if our trial activities are significantly delayed due to the coronavirus pandemic, we may not be able to reach database lock with cash on hand.

Even with the completion of our ongoing trial, we will require additional financing as we continue to execute our overall business strategy, including an estimated $20 million for a second phase three trial and up to $10 million in other development expenses needed to bring AD04 to market.

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

Cash flows

(rounded to nearest thousand)	For the Six Months Ended June 30,
	2021	2020
Provided by (used in)
Operating activities	$(6,047,000)	(2,811,000)
Investing activities	(34,000)	–
Financing activities	6,890,000	4,657,000
Net increase in cash and cash equivalents	$809,000	1,846,000

Net cash used in operating activities

Cash used in operating activities increase by approximately $3,236,000 in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is consonant with the increase in total operating expenses of approximately $5,125,000 when comparing for the same periods, adjusted by approximately $1,085,000 being increase in equity compensation expense.

Net cash provided by investing activities

Cash used in investing activities in the six months ended June 30, 2021 decreased by approximately $34,000 compared to the six months ended June 30, 2020. This decrease was due to the difference in the cash component of consideration paid for acquisition of Purnovate and the cash Purnovate held at the time the transaction was completed for $31,000, offset by the purchase of approximately $65,000 in fixed capital equipment.

Net cash provided by financing activities

Cash provided by financing activities in the six months ended June 30, 2021 increased by approximately $2,233,000 compared to the six months ended June 30, 2020. Cash provided by financing activities for the six month ended June 30, 2020, was derived from a single offering of public equity took place in the second quarter of 2020 for proceeds of approximately $4,657,000, while cash provided by financing activities for the six month ended June 30, 2021, was derived from the second tranche funding of the private placement offering pursuant to the Securities Purchase Agreement that we entered into on March 11, 2021 from which we derived proceeds of $2,100,003, $3,350,000 from the equity line with Keystone and for total proceeds of approximately $5,450,000 and warrant exercises for proceeds of $1,425,000.

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

While our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of June 30, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

June 30, 2021
Opening balance	$—
Additions	(732,287)
Total gains (losses) recognized in consolidated statements of income	(61,203)
Balance at June 30, 2021	$(793,490)

Business Combinations

We account for our business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Contingent Consideration

We record contingent consideration resulting from a business combination at fair value on the acquisition date. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating expenses. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the liability due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We are organized in one reporting unit and evaluates the goodwill us as a whole. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the we estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact our financial condition and results of operations. There was no impairment of goodwill for the period ended June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of June 30, 2021, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, on April 19, 2021, we retained the services of a CPA Controller.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of June 30, 2021, we had an accumulated deficit of approximately $40.8 million.

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product candidate will not begin until 2024 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

Cash and cash equivalents at the date of this report are expected to be sufficient to fund our operations for the next twelve months, given current expectations. Nonetheless, we will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for us to commence and complete additional Phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license, including those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, including pursuant to our equity purchase agreement with Keystone, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 27% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 6.1%, 10.1%, 7.5%, and 4.1%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 5,500,000 at our 2020 Annual Stockholders Meeting, and of which 709,382 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At June 30, 2021 and at the date of this filing, we had outstanding (i) warrants to purchase 7,957,225 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.83), and (ii) options to purchase 3,670,866 shares of common stock at a weighted average exercise price of $2.61 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On January 4 the closing price of our common stock was $1.73 while on June 22, 2021 the closing price of our common stock was $3.13. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, our stock price may be impacted by additional factors which include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the six months ended June 30, 2021 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Organization of ADial Pharmaceuticals, L.L.C. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.2	Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.3	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.4	Bylaws of Adial Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.5	Articles of Incorporation of APL Conversion Corp., a Virginia Stock Corporation (Incorporated by reference Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017.
3.6	Bylaws of APL Conversion Corp. (incorporated by reference Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.7	Articles of Entity Conversion of ADial Pharmaceuticals, L.L.C. filed with the Virginia Secretary of State (incorporated by reference Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.8	Terms and Conditions of the Plan of Entity Conversion ADial Pharmaceuticals, L.L.C. into APL Conversion Corp. (incorporated by reference Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.9	Certificate of Merger of Foreign Corporation into Domestic Corporation filed with the Delaware Secretary of State (incorporated by reference Exhibit 3.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017(File No. 333-220368)).
3.10	Articles of Merger of APL Conversion Corp. into Adial Pharmaceuticals, Inc. filed with the Virginia Secretary of State (incorporated by reference Exhibit 3.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.11	Agreement and Plan of Merger and Reorganization of APL Conversion Corp., a Virginia Corporation and Adial Pharmaceuticals, Inc. a Delaware Corporation (incorporated by reference Exhibit 3.11 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.12	First Amendment to the Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C. dated September 22, 2017 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220368)).
10.1	Lock-up Agreement Extension Executed by Dr. Bankhole Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2021 (File No. 001-38323)).
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Filed herewith

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

Dated: August 12, 2021