Form 10-Q
period 2021-09-30
ADIAL PHARMACEUTICALS, INC.
filed 2021-11-15
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock outstanding as of November 12, 2021 was 20,766,712.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,180,206	$4,401,114
Prepaid research and development	235,535	233,035
Prepaid expenses and other current assets	569,784	501,689
Total Current Assets	7,985,525	5,135,838

Other Assets:
Research and development supplies	1,548,397	—
Right-to-use asset	258,594	—
Acquired in-process research and development	455,000	—
Goodwill	131,495	—
Fixed assets, net	62,012	—
Advance to seller	—	350,000
Intangible assets, net	5,183	5,606

Total Assets	$10,446,206	$5,491,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other current liabilities	$185,187	$648,739
Accrued expenses	1,724,839	856,639
Lease liability, current	47,819	—
Total Current Liabilities	1,957,845	1,505,378

Lease liability, net of current portion	220,249	—
Contingent liabilities	1,068,014	—
Total Liabilities	3,246,108	1,505,378

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 20,448,156 and 14,393,100 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	20,448	14,393
Additional paid in capital	52,291,921	35,491,462
Accumulated deficit	(45,112,271)	(31,519,789)
Total Shareholders’ Equity	7,200,098	3,986,066

Total Liabilities and Shareholders’ Equity	$10,446,206	$5,491,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses:
Research and development expenses	1,691,688	1,847,178	6,062,360	3,789,800
General and administrative expenses	2,371,840	1,491,173	7,245,227	3,667,588
Total Operating Expenses	4,063,528	3,338,351	13,307,587	7,457,388

Loss From Operations	(4,063,528)	(3,338,351)	(13,307,587)	(7,457,388)

Other Income (Expense)
Interest income	2,862	2,532	4,338	31,146
Change in value of contingent liability	(274,524)	—	(335,727)	—
Other income	17,406	—	46,494	2,500
Total other income (expense)	(254,256)	2,532	(284,895)	33,646

Loss Before Provision For Income Taxes	(4,317,784)	(3,335,819)	(13,592,482)	(7,423,742)
Provision for income taxes	—	—	—	—

Net Loss	$(4,317,784)	$(3,335,819)	$(13,592,482)	$(7,423,742)

Net loss per share, basic and diluted	$(0.22)	$(0.24)	$(0.76)	$(0.63)

Weighted average shares, basic and diluted	19,848,108	13,646,153	17,864,604	11,825,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Equity-based compensation - stock option expense	—	—	473,787	—	473,787
Equity-based compensation - stock issuances to consultants and employees	350,000	350	850,550	—	850,900
Warrants exercised	712,500	712	1,424,288	—	1,425,000
Stock options exercised	10,000	10	14,490	—	14,500
Stock issued as consideration for acquisition	699,980	700	1,059,450	—	1,060,150
Sale of common stock, net of transaction costs	1,104,297	1,105	2,639,898	—	2,641,003
Net loss	—	—	—	(4,833,764)	(4,833,764)
Balance, March 31, 2021	17,269,877	$17,270	$41,953,925	$(36,353,553)	$5,617,642
Equity-based compensation - stock option expense	—	—	568,295	—	568,295
Equity-based compensation - stock issuances to consultants and employees	100,000	100	274,900	—	275,000
Sale of common stock, net of transaction costs	1,035,849	1,036	2,807,964	—	2,809,000
Net loss	—	—	—	(4,440,934)	(4,440,934)
Balance, June 30, 2021	18,405,726	$18,406	$45,605,084	$(40,794,487)	$4,829,003
Equity-based compensation - stock option expense	—	—	640,777	—	640,777
Equity-based compensation - stock issuances to consultants and employees	170,000	170	547,930	—	548,100
Sale of common stock, net of transaction costs	1,872,430	1,872	5,498,130	—	5,500,002
Net loss	—	—	—	(4,317,784)	(4,317,784)
Balance, September 30, 2021	20,448,156	20,448	52,291,921	(45,112,271)	7,200,098

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Equity-based compensation - stock option expense	—	—	342,007	—	342,007
Equity-based compensation - stock and warrant issuances to consultants and employees	261,251	261	345,366	—	345,627
Net loss	—	—	—	(2,276,813)	(2,276,813)
Balance, March 31, 2020	10,629,603	$10,629	$28,444,390	$(22,903,612)	$5,551,407
Equity-based compensation - stock option expense	—	—	385,648	—	385,648
Equity-based compensation - stock and warrant issuances to consultants and employees	—	—	9,804	—	9,804
Sale of common stock, net of expenses	2,820,000	2,820	4,654,395	—	4,657,215
Net loss				(1,811,110)	(1,811,110)
Balance, June 30, 2020	13,449,603	$13,449	$33,494,237	$(24,714,722)	$8,792,964
Equity-based compensation - stock option expense	—	—	348,185	—	348,185
Equity-based compensation - stock and warrant issuances to consultants and employees	185,000	185	329,622	—	329,807
Sale of common stock, net of expenses	357,143	357	499,643	—	500,000
Warrants exercised	226,354	227	449,781	—	450,008
Net loss	—	—	—	(3,335,819)	(3,335,819)
Balance, September 30, 2020	14,218,100	$14,218	$35,121,468	$(28,050,541)	$7,085,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,592,482)	$(7,423,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	3,356,859	1,644,077
Gain on forgiveness of loan	(29,088)	—
Depreciation of fixed assets	2,593	—
Fixed asset disposal	6,954	—
Amortization of intangible assets	423	423
Amortization of right-to-use asset	35,700	—
Change in fair value of contingent liability	335,727	—
Changes in operating assets and liabilities:
Prepaid research and development expenses	(2,500)	322,507
Prepaid expenses and other current assets	(68,095)	(233,330)
Accrued expenses	868,200	613,748
Accounts payable and other current liabilities	(464,459)	57,196
Change in operating lease liability	(26,229)	—
Net cash used in operating activities	(9,576,397)	(5,019,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,605)	—
Purchase consideration paid for acquisition, net of cash acquired	30,589	—
Net cash used in investing activities	(34,016)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	10,950,005	5,157,215
Proceeds from warrant exercise	1,425,000	450,008
Proceeds from options exercise	14,500	—
Net cash provided by financing activities	12,389,505	5,607,223

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,779,092	588,102

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	4,401,114	6,777,052

CASH AND CASH EQUIVALENTS-END OF PERIOD	$7,180,206	$7,365,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$1,060,150	$—
Contingent consideration for acquisition	$732,287	$—
Reclassification of stock-based comp from accrued expenses	$—	$117,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (the “Company” or “Adial”) was converted from a limited liability company formed under the name Adial Pharmaceuticals, LLC, formed on November 23, 2010 in the Commonwealth of Virginia to a corporation and reincorporated in Delaware on October 1, 2017. Adial is presently engaged in the development of medications for the treatment or prevention of addictions and related disorders.

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

2 — LIQUIDITY AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $45.1 million as of September 30, 2021. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company believes that the existing cash and cash equivalents are sufficient to fund operations, including the Company’s ongoing trial of its lead compound AD04 as well as a number of additional, discretionary research and development projects, for at least the next twelve months following the filing of these unaudited condensed financial statements and through 2022.

Due to the COVID-19 pandemic, during the first three quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment rates subsequently improved, and the the Phase 3 trial is now fully enrolled. The Company presently projects completion of the Phase 3 clinical trial in the first quarter of 2022. There continues to be uncertainties regarding the potential impact of COVID-19 on our clinical trial and the associated cash projections. While the Company’s current estimates include the overhead costs necessary to support operations during the remaining trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

The Company’s cash on hand at the filing date is estimated to be sufficient to fund operations to achieve database lock. However, there can be no guarantee that the conditions will not change, due to the COVID-19 pandemic or for other reason and that the Company will require additional funding in order to reach database lock, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may result in material disruption to the Company’s operations. In such case, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three and nine month periods ended September 30, 2021, and 2020 were as follows:

	Potentially Dilutive Common Shares Outstanding September 30,
	2021	2020
Warrants to purchase common shares	7,917,982	8,557,631
Common Shares issuable on exercise of options	3,680,866	2,668,866
Total potentially dilutive Common Shares excluded	11,598,848	11,226,497

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of September 30, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

September 30, 2021
Opening balance	$–
Additions	(732,287)
Total losses recorded	(335,727)
Balance as of September 30, 2021	$(1,068,014)

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. The Company reviews goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the nine months ended September 30, 2021.

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

The Company elected the package of practical expedients included in this guidance, which allows it (i) to not reassess whether any expired or existing contracts contain leases; (ii) to not reassess the lease classification for any expired or existing leases; (iii) to account for a lease and non-lease component as a single component for both its real estate and non-real estate leases; and (iv) to not reassess the initial direct costs for existing leases.

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

Purnovate began occupying the premises of the Assumed Lease in January, 2020 and, as a term of its lease, gained access and use to a significant library of chemical compounds and certain laboratory equipment had been abandoned by a prior tenant. On January 19, 2021, Purnovate, modified and agreed to amend the lease agreement with the landlord (a third party) of the Assumed Lease, which transferred legal title to Purnovate for all assets on the premises of the Assumed Lease while simultaneously extending its term. The Company concluded that the Purnovate Lease Amendment was completed for the benefit of the Company and therefore the acquisition of the assets were considered a separate transaction and apart from the acquisition of Purnovate in accordance with ASC 805-10-25-21.

The purchase price of Purnovate consisted of cash consideration of $350,000 (excluding a $350,000 initial working capital loan to Purnovate, which was assumed by Adial at acquisition through its ownership of Purnovate, Purnovate’s liability and Adial’s asset being eliminated in consolidation), the issuance 699,980 shares of Adial common stock ($2.34 at date of closing, less a discount of 35% for a discount for lack of marketability related to the restrictions on the stock-based consideration) and contingent consideration for (i) certain development milestones in an aggregate amount of up to $2,100,000 for the first time any product or compound has achieved the relevant milestone within forty five (45) days after such occurrence (ii) milestones in an aggregate amount of up to $20,000,000 for each compound commercialized, and (iii) royalties of 3.0% of Net Sales (as defined in the Purchase Agreement). The equity consideration was placed into escrow to secure certain indemnification and other obligations of Purnovate and the Members and will be released, subject to certain terms.

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

The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 include the results of operations of Purnovate since January 26, 2021 during which period Purnovate contributed net losses of approximately $117,000 and $224,000, respectively. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. Since Purnovate’s contribution to the Company’s loss for the three months ended September 30, 2021 is included in the actual results, a pro forma is not presented here.

Three months ended September 30, 2020
Net revenue	$–
Net loss	$(3,430,010)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net revenue	$–	$–
Net loss	$(13,603,613)	$(7,685,312)

5 — NOTE PAYABLE

Note Payable – Paycheck Protection Program Loan

In connection with the acquisition of Purnovate (See Note 4), the Company assumed $29,088 in loan funding from the Paycheck Protection Program (the “PPP”), established pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Under the terms of the PPP Note and the PPP Loan, interest accrued on the outstanding principal at the rate of 1% per annum, and there is a deferment period until installment payments of principal and interest are due. The term of the PPP Note was two years. In April of 2021, the PPP Loan was forgiven in accordance with the terms established for such loans under the CARES Act, on which forgiveness the Company recognized a gain of $29,088, classified as other income.

6 — GOODWILL

The Company recorded goodwill in connection with the acquisition of Purnovate. The changes in the carrying value of goodwill for the nine months September 30, 2021 are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
Goodwill acquired during the period	131,495
Balance at September 30, 2021	$131,495

7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Clinical research organization services and expenses	$1,220,107	$470,991
Employee compensation	444,564	322,437
Legal and consulting services	30,168	6,151
Minimum license royalties,	30,000	40,000
Manufacturing expenses	—	17,060
Total accrued expenses	$1,724,839	$856,639

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

On March 11, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with each of Bespoke, three entities controlled by James W. Newman, Jr., a member of the Company’s Board of Directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 336,667 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman agreed to purchase an aggregate of 30,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002. In the nine months ended September 30, 2021, the Company issued 700,001 shares of common stock for total proceeds of $2,100,003. The shares sold pursuant to the SPAs were registered though a registration statement on Form S-3 that was filed with the SEC on April 20, 2021 and declared effective on May 26, 2021.

On July 6, 2021, the Company entered into Securities Purchase Agreements, dated July 6, 2021 (the “SPAs”), with three pre-existing investors for an aggregate investment of $5,000,004 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of the Company’s common stock at a purchase price of $3.00 per share. SPAs were entered with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, the Company’s Chief Strategy Officer, Keystone Capital Partners, LLC (“Keystone”), and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

Under the terms of the SPAs, on July 7, 2021: (i) Bespoke purchased 83,334 shares of the Company’s common stock and agreed to purchase an additional 750,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement; (ii) Keystone purchased 50,000 shares of the Company’s common stock and agreed to purchase an additional 450,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement; and (iii) Gilliam purchased 33,334 shares of the Company’s common stock and agreed to purchase an additional 300,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement.

Under the terms of the SPAs, on August 2, 2021, Bespoke purchased 750,000 shares of the Company’s common stock for proceeds of $2,250,000; and on August 4, 2021, Keystone purchased 450,000 shares of the Company’s common stock for proceeds of $1,350,000 and Gilliam purchased 300,000 shares of the Company’s common stock for proceeds of $900,000. The shares sold pursuant to the SPAs were registered though a registration statement on Form S-3 that was filed with the SEC on July 20, 2021 and declared effective on July 29, 2021.

See Note 10 for related party vendor, consulting, and lease agreements and Note 4 for Advance to Seller.

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

During the three and nine months ended September 30, 2021, the Company issued 205,762 and 1,645,907 shares of common stock under the Keystone equity purchase agreement for total proceeds of $500,000 and $3,850,000, respectively.

During the three and nine months ended September 30, 2021, the Company issued 1,666,668 and 2,366,669 shares of common stock for total proceeds of $5,000,004 and $7,100,007 under securities purchase agreements, respectively.

During the three and nine months ended September 30, 2021, the Company issued 170,000 and 620,000 shares of common stock to consultants for services rendered and to employees at a total cost of $548,100 and $1,674,000, respectively.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 27, 2021, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 7,500,000. At September 30, 2021, the Company had issued 489,437 shares and had outstanding 3,561,180 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted.

Stock Options

The following table provides the stock option activity for the nine months ended September 30, 2021:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2020	2,668,866	8.09	$2.48	$1.13
Issued	1,042,000		2.95	2.40
Exercised	(10,000)		1.45	0.66
Cancelled	–
Outstanding September 30, 2021	3,700,866	7.78	$2.62	$1.96
Outstanding September 30, 2021, vested and exercisable	2,069,005	7.40	$2.76	$2.02

At September 30, 2021, the intrinsic value totals of the outstanding options were $6,367,096.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the nine months ended September 30, 2021:

September 30, 2021
Fair Value per Share	$2.21-3.20
Expected Term	1.00-5.75 years
Expected Dividend	$—
Expected Volatility	109.29-110.27%
Risk free rate	0.07-0.49%

During the nine months ended September 30, 2021, 1,042,000 options to purchase shares of common stock were granted at a fair value of $2,505,573, an approximate weighted average fair value of $2.40 per option, to be amortized over a service a weighted average period of 2.61 years. As of September 30, 2021, $3,272,012 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.81 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development options expense	79,604	56,458	223,413	196,976
Total research and development expenses	79,604	56,458	223,413	196,976
General and administrative options expense	468,281	291,727	1,289,192	878,864
Stock and warrants issued to consultants and employees	640,992	329,807	1,844,254	685,238
Total general and administrative expenses	1,109,273	621,534	3,133,446	1,564,102
Total stock-based compensation expense	$1,188,877	$677,992	$3,356,859	$1,761,078

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2020	8,649,625	3.46	$4.60	$0.02
Issued	53,146		2.21
Exercised	(712,500)		2.00
Outstanding September 30, 2021	7,990,271	3.11	$5.17	$0.42

This table includes warrants to purchase 144,851 shares of common stock issued to consultants, including the 53,146 shares of common stock issued during the nine months ended September 30, 2021, with a total fair value of $149,581 at time of issue, calculated using the Black Scholes model assuming an underlying security values of ranging between $1.30 and $2.62, volatility rate ranging between 103.8% and 110.24%, a risk-free rate ranging between 0.43% and 0.49%, and an expected term of 5.75 years. In the three and nine months ended September 30, 2021, the Company recognized $92,892 and $170,254 in expense associated with these warrants, respectively, with $55,502 remaining to be recognized at September 30, 2021.

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

During the three and nine months ended September 30, 2021 and 2020, the Company recognized $10,000 and $30,000 minimum license royalty expenses under this agreement, respectively.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04 for fees, as amended, of $3,649,933 (€3,168,895 converted to dollars at the Euro/US Dollar exchange rate of 1.1518 as of September 30, 2021) milestone payments. Through the end of 2020, 60% of the fee, a total of €1,619,626 in milestones, had been paid. On March 24, 2021, 60% of patients had been enrolled and a milestone payment of $318,905 was made. Finally, on August 17, 2021, the Company acknowledged that 100% of patients had been enrolled and a payment of $317,042 was made on August 20, 2021.

At September 30, 2021, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
90% of case report form pages monitored	5%	$155,457
PE analysis	5%	$155,457
Database is locked	10%	$310,915

During the nine months ended September 30, 2021, the Company recognized $1,249,547 in direct expenses associated with the Service Agreement 1, classified as R&D expense, including amortization of milestone payments and change order fees immediately recognized as expenses. On December 31, 2020 there was accrued R&D expense of $53,065 related to such direct expenses under this agreement, and on September 30, 2021 the Company had an accrued expense liability of $575,572.

Service Agreement 1 also estimated approximately $2.5 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which are billed as incurred and the total contingent upon individual site rate and enrollment rates. Based on current enrollment rates and the various active clinical sites, the Company has increased its total estimated future site costs to a total of approximately $3.0 million, an estimate that could increase or decrease based on changes to individual site enrollment rates. During the three and nine months ended September 30, 2021, the Company recognized $366,452 and $1,918,604 in costs associated with fees to investigators and sites, respectively.

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

The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any finance leases, any sublease arrangements, or any leases where the Company is considered the lessor.

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Components of total lease cost:	Three months ended September 30, 2021	Nine months ended September 30, 2021

Operating lease expense	$22,231	$56,090
Short-term lease expense	—	—
Total lease cost	$22,231	$56,090

Supplemental cash flow information related to leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities:	Nine months ended September 30, 2021

Operating cash flows for operating leases	$45,146

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$294,294

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2021
Assets
Lease right of use assets	$258,594
Total lease assets	$258,594

Liabilities
Current liabilities:
Lease liability - current portion	$47,819
Noncurrent liabilities:
Lease liability, net of current portion	220,249
Total lease liability	$268,068

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

As of September 30, 2021
Weighted average remaining lease term (in years) - operating leases	4.33
Weighted average discount rate - operating leases	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of September 30, 2021, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2021 (remaining)	22,573
2022	70,202
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$325,065
Less effects of discounting	(56,997)
Present value of future minimum lease payments	$268,068

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO had a 28.7% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease had a term of two years, and the monthly rent was $1,400. During the nine months ended September 30, 2021, the rent expense associated with this lease was $1,400. On acquisition of Purnovate, the sublease was terminated and the Company assumed the obligations of Purnovate’s lease.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) and 2017 Equity Incentive Plan continue unaffected. The Company recognized $93,750 and $281,250 in compensation expense, respectively, in the both the three and nine months ended September 30, 2021 and 2020 as a result of this agreement.

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

As of September 30, 2021, the Company had recognized $181,495 in expenses, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767 associated with this vendor agreement. On April 5, 2021, the Company entered into another Lock-Up Agreement Extension (the “Second Lock-Up Extension”), which amended the Lock-Up Extension and extended the term of Dr. Johnson’s Lock-Up from April 1, 2021 until such date as the Company shall have publicly released the data from its ONWARD™ Phase 3 pivotal trial of its lead drug candidate, AD04, in genetically identified subjects for the treatment of Alcohol Use Disorder. See Note 11 for a release of this lockup with respect to certain shares and warrants beneficially owned by Dr. Johnson.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.2 million in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. At September 30, 2021, the Company did not have any pending legal actions.

11 — SUBSEQUENT EVENTS

On October 5, 2021, the Company released 200,000 shares of its common stock and 150,000 warrants, expiring July 31, 2023 and exercisable at $6.25 per share, beneficially owned by Dr. Bankole Johnson, the Company’s Chief Medical Officer, from the Lock-Up Agreement by and between the Company and Dr. Johnson, dated December 12, 2019, as amended, and the related Pledge and Security Agreement, by and between the Company and Dr. Johnson, dated December 12, 2019, to permit the sale of such shares and warrants to Bespoke Growth Partners, Inc. in a private transaction.

On October 28, 2021, the Company issued 93,000 shares of common stock to a consultant in compensation for services performed, at a total cost of $306,900, or $3.30 per share.

On November 9, 2021, the Company entered into a Securities Purchase Agreements with a pre-existing investor for an aggregate investment of $800,000 in consideration of the purchase by such investor of an aggregate of 200,000 shares of the Company’s common stock at a purchase price of $4.00 per share. The Securities Purchase Agreement was entered with Bespoke Growth Partners, Inc., a company controlled by Mark Peikin, the Company’s Chief Strategy Officer. Pursuant to the terms of the Securities Purchase Agreement, Bespoke purchased 20,000 shares of the Company’s common stock on the date of the Securities Purchase Agreement and agreed to purchase an additional 180,000 shares of the Company’s common stock upon the effectiveness of a registration statement. The Securities Purchase agreement includes a prohibition on selling shares for less than $4.00 per share within 30 days of the effectiveness of registration of the shares purchased under the Securities Purchase Agreement.

On November 9, 2021, options to purchase 205,556 shares of common stock at exercise prices ranging from $3.00 per share to $1.44 per share were exercised, for a total exercise price of $455,000 for the issuance of 205,556 shares common stock.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product candidate, AD04, is being developed as a therapeutic agent for the treatment of Alcohol Use Disorder (“AUD”). The active ingredient in AD04 is ondansetron, a selective serotonin-3 antagonist (i.e., a “5-HT3 antagonist”) that is also the active ingredient in Zofran®, an approved drug for treating nausea and emesis. AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have commenced the landmark ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. As of this filing, enrollment for the ONWARD Phase 3 trial is closed with 302 patients enrolled in 25 clinical trial sites across Scandinavia and Central and Eastern Europe, including sites in Sweden, Finland, Poland, Latvia, Bulgaria and Croatia. The trial is expected to be complete patient dosing in the first quarter of 2022 with data to follow as soon as practical thereafter. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created a proprietary investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol. In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC, and we continue to explore opportunities to expand our portfolio in the field of addiction and related disorders, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction related pharmaceutical company.

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d.b.a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, and the related companion diagnostic genetic test, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with patents issued in over 40 jurisdictions, including three issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that supports our landmark ONWARD pivotal Phase 3 clinical trial. Our therapeutic agent was the product candidate used in a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients. In this Phase 2b clinical trial, ultra-low dose ondansetron, the active pharmaceutical agent in AD04, showed a statistically significant difference between ondansetron and placebo for both the primary endpoint and secondary endpoint, which were reduction in severity of drinking measured in drinks per drinking day (1.71 drinks/drinking day; p=0.0042), and reduction in frequency of drinking measured in days of abstinence/no drinking (11.56%; p=0.0352), respectively. Additionally, and importantly, the Phase 2b results showed a significant decrease in the percentage of heavy drinking days (11.08%; p=0.0445) with a “heavy drinking day” defined as a day with four (4) or more alcoholic drinks for women or five (5) or more alcoholic drinks for men consumed in the same day.

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

Methods for the companion diagnostic genetic test have been developed as a blood test, and we established the test with a third-party vendor capable of supporting the ONWARD Phase 3 clinical trial. Additionally, we have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities. On September 14, 2021, the U.S. Patent Office issued Patent Number 11,116,753 covering use of our companion genetic diagnostic test in combination with our lead product, AD04, for the treatment of Alcohol Use Disorder or Opioid Use Disorder. This patent is covered by our license agreement with the UVA LVG described above, under which we have exclusive, worldwide, and perpetual rights to the patent, including the right to sublicense it. We intend to commercialize the companion diagnostic genetic test, either directly or through a future sub-licenser, and, based on the 35 million people estimated to have Alcohol Use Disorder, to create a possibly significant profit center for the Company.

Recent Developments

Research and Development

On July 6, 2021, we issued announced the following information with respect to our landmark ONWARD™ pivotal Phase 3 clinical trial (the “Trial”) investigating the Company’s lead drug candidate, AD04, as a therapeutic agent for the treatment of Alcohol Use Disorder (AUD) in persons with certain target genotypes related to the serotonin transporter and receptor:

●	100% of the number of patients expected to fully enroll have been screened

●	1254 subjects have been screened which represents 100% of anticipated subjects required to be screened based on the Trial’s historical screening-to-enrollment rates

●	90% of the number of patients projected for full enrollment have been enrolled

●	261 of 290 (90%) subjects expected to be enrolled in ONWARD have been enrolled

●	33% of evaluated patients tested positive for the AD04-associated genotype

●	AD04 appears to be well-tolerated

●	While the Trial is still blinded so that it is not known which patients are taking AD04 or placebo, the vast majority of adverse events reported across all study subjects are mild in intensity

●	Additionally, no study drug-related serious adverse events have been observed to date

●	Study retention rate of 84%

●	Projected timeline for the release of Trial data in the second quarter of 2022

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

On August 31, 2021,we announced that enrollment for the ONWARD Phase 3 trial is closed with 302 patients enrolled in 25 clinical trial sites across Scandinavia and Central and Eastern Europe, including sites in Sweden, Finland, Poland, Latvia, Bulgaria and Croatia. We also announced that the ONWARD Phase 3 trial is expected to complete patient dosing in the first quarter of 2022 with data to follow as soon as practical thereafter.

Financial Developments

On July 6, 2021, we entered into an additional Securities Purchase Agreements, dated July 6, 2021 (the “SPAs”), with three pre-existing investors for an aggregate investment of $5,000,004 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of our common stock at a purchase price of $3.00 per share. SPAs were entered with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, our non-executive Chief Strategy Officer, Keystone Capital Partners, LLC (“Keystone”), and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

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

Pursuant to the terms of the SPAs, on August 2, 2021, Bespoke purchased 750,000 shares of our common stock for proceeds of $2,250,000; and on August 4, 2021, Keystone purchased 450,000 shares of our common stock for proceeds of $1,350,000, and Gilliam purchased 300,000 shares of our common stock for proceeds of $900,000.

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

Results of operations for the three months ended September 30, 2021 and 2020 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended September 30,		Change
	2021	2020	(Decrease)
Research and development expenses	$1,692,000	$1,847,000	$(155,000)
General and administrative expenses	2,372,000	1,491,000	881,000
Total Operating Expenses	4,064,000	3,338,000	726,000

Loss From Operations	(4,064,000)	(3,338,000)	(726,000)

Loss on change of fair value of contingent liability	(274,000)	–	(274,000)
Interest income	3,000	3,000	–
Other income	17,000	–	17,000
Total other income (expenses)	(254,000)	3,000	(257,000)

Net Loss	$(4,318,000)	$(3,335,000)	$(984,000)

Research and development (“R&D”) expenses

Research and development costs decreased by approximately $155,000 (8%) during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was due primarily to decreases in trial costs (approximately $508,000) with trial activity beginning to decrease in intensity with full enrollment in the third quarter of 2021, compared to intense activity in the third quarter of 2020 with most site having been activated and great effort being applied to enroll the trial. This decrease was partially offset by increase of approximately $206,000 in research and development employee compensation, both cash and equity, largely due to added research and development headcounts with the acquisition of Purnovate. Purnovate’s own research and development program expenses, all new for 2021, further offset the decrease in trial expenses by approximately $90,000.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $881,000 (59%) during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This largely due to increased general and administrative employee cash compensation of approximately $252,000 and equity based compensation of approximately $543,000, which was due to higher headcounts, and to increased general and administrative equity compensation expense, which was due to higher headcounts and to increased use of outside strategic consultants. Public relations and business development expenses also contributed an additional combined $81,000 in added expense over the third quarter of 2020.

Change in Fair Value of Contingent Consideration

For the three months ended September 30, 2021 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was an expense of approximately $275,000. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the three months ended September 30, 2021, the expense on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.

Total Other income (expenses)

Excluding the change to the fair value of our contingent liability, total other income increased by approximately $17,000 (667%) in the three months ended September 30, 2021 compared to September 30, 2020. This decrease was due entirely to the receipt of approximately $17,000 in income from commission on sales of test kits by a third party with which we have a partnership agreement, the modest income from which nonetheless is far greater than interest available through the safe investments in which we keep our working capital.

Results of operations for the nine months ended September 30, 2021 and 2020 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Nine Months Ended September 30,		Change
	2021	2020	(Decrease)
Research and development expenses	$6,062,000	$3,790,000	$2,272,000
General and administrative expenses	7,245,000	3,668,000	3,577,000
Total Operating Expenses	13,307,000	7,458,000	5,849,000

Loss From Operations	(13,307,000)	(7,458,000)	(5,849,000)

Loss on change of fair value of contingent liability	(336,000)	–	(336,000)
Interest income	4,000	31,000	(27,000)
Other income	46,000	3,000	43,000
Total other income (expenses)	(286,000)	34,000	(320,000)

Net Loss	$(13,593,000)	$(7,424,000)	$(6,169,000)

Research and development (“R&D”) expenses

Research and development costs increased by approximately $2,272,000 (60%) during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was due primarily to large increases in trial costs (approximately $1,451,000) with the trial being in the midst of enrollment during the period with an increased number of patients and an increase number of clinical sites, while during the first quarter of 2020 trial enrollment was only beginning. CMC also increase by approximately $271,000 with substantial increases in distribution of study drug product with increased enrollment. Compensation of research and development employees increased by approximately $519,000, reflecting increased research and development headcount for employees devoted to both AD04 development and newly acquired Purnovate projects. Direct costs of Purnovate research and development also added approximately $145,000 in to total research and development costs.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $3,577,000 (98%) during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was largely due to substantial increases in general and administrative salaries (approximately $721,000) with increased headcounts and increase general and administrative equity compensation expense of approximately $1,625,000 due to both increase headcounts and increased use of strategic consultants. The first nine months of 2021 also saw a substantial increase of approximately $687,000 in combined public relations and business development expense and approximately $101,000 increase in legal expenses over the first nine months of 2020. The remainder of the increase resulted from smaller increases in general and administrative expenses increased generally across most categories with the growth of the Company.

Change in Fair Value of Contingent Consideration

For the nine months ended September 30, 2021 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was an expense of approximately $336,000. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the nine months ended September 30, 2021, the gain on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.

Total Other income (expenses)

Excluding the change in fair value of the contingent consideration, total other income increased by approximately $17,000 (51%) in the nine months ended September 30, 2021 compared to September 30, 2020. This increase was due largely to the substantial declines in returns available through the global money markets in which the Company invests its working capital, amplified by the increase in the value of our contingent liability but more than offset by the gain realized on forgiveness of our PPP loan.

Liquidity and capital resources at September 30, 2021

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

At September 30, 2021, our cash and cash equivalents were $7,180,206 as compared to $4,401,114 at December 31, 2020.

Our current cash and cash equivalents are expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections, which include completion our ongoing trial of our lead compound, AD04, as well as a number of additional, discretionary research and development projects. We intend to maintain sufficient cash reserves to complete our trial and to remain a going concern, through control of discretionary research and development expenditures. Nonetheless, we will require additional financing as we continue to execute our business strategy, including that we will require additional funds in order for us to commence and complete additional Phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license and those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We expect to use approximately $6.8 million in cash during the twelve months ended September 30, 2022 for trial costs, other discretionary research and development project costs, and general corporate expenses and would expect to exhaust funds on hand near the end of 2022, if all currently contemplated projects are funded and if no additional capital is raised. If additional capital is raised, we may increase or accelerate the funding of our discretionary research and development projects. In any case, we intend to maintain sufficient cash reserves to remain a going concern and intend to structure our discretionary research and development projects in coordination with our fundraising to that end. In any case, we do not believe additional funds in excess of cash on hand will be needed to reach database lock, given our expected trial costs, other project costs, and costs of Company overhead.

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

Cash flows

(rounded to nearest thousand)	For the Nine Months Ended September 30,
	2021	2020
Provided by (used in)
Operating activities	$(9,576,000)	(5,019,000)
Investing activities	(34,000)	–
Financing activities	12,389,000	5,607,000
Net increase in cash and cash equivalents	$2,779,000	588,000

Net cash used in operating activities

Cash used in operating activities increase by approximately $4,557,000 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is consonant with the increase in total operating expenses of approximately $5,849,000 when comparing for the same periods, combined with substantial increases to adjustments due to non-cash expenses such as the change in the value of contingent liabilities, accounts payable, and accrued expenses, as well as equity compensation expense.

Net cash provided by investing activities

Cash used in investing activities in the nine months ended September 30, 2021 decreased by approximately $34,000 compared to the nine months ended September 30, 2020. This decrease was due to the difference in the cash component of consideration paid for acquisition of Purnovate and the cash Purnovate held at the time the transaction was completed for $31,000, offset by the purchase of approximately $65,000 in fixed capital equipment.

Net cash provided by financing activities

Cash provided by financing activities in the nine months ended September 30, 2021 increased by approximately $6,782,000 compared to the nine months ended September 30, 2020. Cash provided by financing activities for the nine months ended September 30, 2020, was derived from a single offering of public equity took place in the second quarter of 2020 for proceeds of approximately $5,157,000 and warrant exercises with proceeds of approximately $450,000, while cash provided by financing activities for the nine months ended September 30, 2021, was derived from the second tranche funding of the private placement offering pursuant to the Securities Purchase Agreement that we entered into on March 11, 2021 from which we derived proceeds of $2,100,003, $3,850,000 from the equity line with Keystone, warrant exercises for proceeds of $1,425,000, and proceeds of $5,000,004 from a second private placement of pursuant to a Securities Purchase agreement entered into on July 7, 2021.

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of September 30, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

September 30, 2021
Opening balance	$—
Additions	(732,287)
Total losses recorded	(335,727)
Balance at September 30, 2021	$(1,068,014)

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We are organized in one reporting unit and evaluates the goodwill us as a whole. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the we estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact our financial condition and results of operations. There was no impairment of goodwill for the period ended September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based upon the most recent evaluation of internal controls over financial reporting, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include (i) policies and procedures which are not yet adequately documented, (ii) lack of proper approval processes and review processes and documentation for such reviews, (iii) insufficient GAAP experience regarding complex transactions and reporting, and (iv) insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As of September 30, 2021, based on evaluation of our disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, on April 19, 2021, we retained the services of a CPA Controller.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of September 30, 2021, we had an accumulated deficit of approximately $45.1 million.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 25% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 4.0%, 9.6%, 7.0%, and 3.8%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 7,500,000 at our 2021 Annual Stockholders Meeting, and of which 3,449,383 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At September 30, 2021 and at the date of this filing, we had outstanding (i) warrants to purchase 7,990,271 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.82), and (ii) options to purchase 3,680,866 shares of common stock at a weighted average exercise price of $2.62 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On January 4 the closing price of our common stock was $1.73 while on September 23, 2021 the closing price of our common stock was $4.67. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, our stock price may be impacted by additional factors which include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the nine months ended September 30, 2021 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Description of Exhibit
3.1	Articles of Organization of ADial Pharmaceuticals, L.L.C. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.2	Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C. incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.3	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.4	Bylaws of Adial Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.5	Articles of Incorporation of APL Conversion Corp., a Virginia Stock Corporation (Incorporated by reference Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017.
3.6	Bylaws of APL Conversion Corp. (incorporated by reference Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.7	Articles of Entity Conversion of ADial Pharmaceuticals, L.L.C. filed with the Virginia Secretary of State (incorporated by reference Exhibit 3.7 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.8	Terms and Conditions of the Plan of Entity Conversion ADial Pharmaceuticals, L.L.C. into APL Conversion Corp. (incorporated by reference Exhibit 3.8 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.9	Certificate of Merger of Foreign Corporation into Domestic Corporation filed with the Delaware Secretary of State (incorporated by reference Exhibit 3.9 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017(File No. 333-220368)).
3.10	Articles of Merger of APL Conversion Corp. into Adial Pharmaceuticals, Inc. filed with the Virginia Secretary of State (incorporated by reference Exhibit 3.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.11	Agreement and Plan of Merger and Reorganization of APL Conversion Corp., a Virginia Corporation and Adial Pharmaceuticals, Inc. a Delaware Corporation (incorporated by reference Exhibit 3.11 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 2017 (File No. 333-220368)).
3.12	First Amendment to the Second Amended and Restated Operating Agreement of ADial Pharmaceuticals, L.L.C. dated September 22, 2017 (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 25, 2017 (File No. 333-220368)).
10.1	Form of Stock Purchase Agreement by and between Adial Pharmaceuticals, Inc. and certain investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021 (File No. 001-38323)).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2021 (File No. 001-38323)).
10.3+	Amendment No. 3 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2021 (File No. 001-38323)).
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Filed herewith
+	Management contract or compensatory plan or arrangement

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

Dated: November 15, 2021