Form 10-K
period 2021-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2022-03-28
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2021 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $40,504,498. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 23, 2022, the issuer had 23,718,962 shares of common stock outstanding.

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

Risks Relating to Our Company

●	We have a limited operating history with which to compare, have incurred significant losses since our inception, and expect to incur substantial and increasing losses for the foreseeable future.

●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.

●	We will need to secure additional financing, which may not be available to us on favorable terms, if at all.

●	We have identified weaknesses in our internal controls.

●	We rely on a license to use various technologies that are material to our business.

●	Our business is dependent upon the success of our lead product candidate, AD04, which requires significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

●	The active ingredient of our product candidate, ondansetron, is currently available in generic form.

●	Coronavirus or other global health crises could adversely impact our business, including our clinical trials.

●	Business disruptions could seriously harm our future revenue and financial conditions.

●	For ondansetron, under short-term use, there are currently no long-term use clinical safety data available.

●	All of our current data for our lead product candidate do not necessarily provide sufficient evidence that our products are viable as potential pharmaceutical products.

●	The FDA and/or EMA may not accept our planned Phase 3 endpoints for final approval of AD04.

●	AD04 is dependent on a successful development, approval, and commercialization of a genetic test.

●	We have limited experience as a company conducting clinical trials.

●	Our success will be dependent upon adoption of our products by physicians.

Risks Relating to Purnovate, Inc. (“Purnovate”)

●	The combined company may not experience the anticipated strategic benefits of the acquisition and we may be unable to successfully integrate the Purnovate businesses.

●	Purnovate has a limited operating history upon which to evaluate its ability to commercialize its products.

●	The product candidates of Purnovate are in the early stages of development and there is uncertainty as to whether Purnovate’s technology will result in any successful drug candidates.

Risks Relating to Our Business and Industry

●	We must obtain regulatory approvals in every jurisdiction in which we intend to sell our product candidate and the regulatory approval in one jurisdiction does not guarantee the approval in another jurisdiction.

●	Clinical trials are very expensive, time-consuming and difficult to design and implement.

●	AD04 and any future product candidates may cause undesirable side effects.

●	We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

●	There is uncertainty as to market acceptance of our technology and product candidates.

●	We will continue to be subject to ongoing and extensive regulatory requirements even after regulatory approval, and compliance with such regulatory requirements cannot be assured.

●	Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities.

●	We have no experience selling, marketing or distributing products and have no internal capability to do so.

●	We may not be successful in establishing and maintaining strategic partnerships.

●	Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches and we may face particular data protection, data security and privacy risks.

●	We have limited protection for our intellectual property. Our licensed patents and proprietary rights may not prohibit potential competitors from commercializing products.

●	We may be involved in lawsuits to protect or enforce the patents of our licensors, or if independent contractors have wrongfully used or disclosed confidential information of third parties, which could be expensive, time-consuming and unsuccessful.

●	Obtaining and maintaining patent protection depends on compliance with requirements imposed by governmental patent agencies and the Courts.

●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We rely on key executive officers and scientific, regulatory and medical advisors.

●	Certain of our officers may have a conflict of interest.

●	We may acquire other businesses or form joint ventures or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

●	Declining general economic or business conditions may have a negative impact on our business.

●	Health care policy changes, including legislation reforming the U.S. health care system and other legislative initiatives, may have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Securities and Investing in Our Securities

●	Certain of our shareholders have sufficient voting power to make corporate governance decisions that could have a significant influence on us and the other stockholders.

●	Future sales of securities could result in additional dilution.

●	Issuance of additional securities available could adversely affect the rights of the holders of our common stock.

●	If we issue preferred stock with superior rights than our common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

●	We have never paid dividends and have no plans to pay dividends in the foreseeable future.

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

●	Our common stock has often been thinly traded, so you may be unable to sell at or near ask prices or at all.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.

●	Our need for future financing may result in the issuance of additional securities which will cause investors to experience dilution.

●	Fluctuations in the international currency markets may significantly impact the cost of our planned trial.

●	The application of the “penny stock” rules to our common stock could limit the trading and liquidity.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts to replace or remove our current management.

●	Our Certificate of Incorporation and our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	The warrants that we have issued are speculative in nature and holders of the warrants will have no rights as a common stockholder except as otherwise provided in the warrants until they acquire our common stock.

●	There is no established market for the warrants.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and we continue to explore opportunities to expand our portfolio in the field of addiction and related disorders such as pain reduction, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction focused pharmaceutical company. Additionally, we are using Purnovate’s adenosine drug discovery and development platform to invent and develop novel chemical entities as drug candidates for large unmet medical needs with the intention of spinning off or licensing drug candidates and development programs not related to the field of addiction (see Purnovate and the Adenosine Platform below).

Alcohol Use Disorder and AD04

AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have completed the clinical phase of the landmark ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. As of this filing, all 302 patients included in the trial had completed dosing and follow up visits and the final monitoring and close-out activities are underway (a total of 303 patients were recruited and then randomized in the trial, however, one subject never initiated treatment and has been excluded from enrollment numbers and will not be included in the full analysis data set or efficacy analysis for the trial). ONWARD trial data is expected to be unblinded and analyzed in the second quarter of 2022. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol.

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d.b.a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with patents issued in over 40 jurisdictions, including three issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that support our landmark ONWARD pivotal Phase 3 clinical trial. Our therapeutic agent was the product candidate used in a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients. In this Phase 2b clinical trial, ultra-low dose ondansetron, the active pharmaceutical agent in AD04, showed a statistically significant difference between ondansetron and placebo for both the primary endpoint and secondary endpoint, which were reduction in severity of drinking measured in drinks per drinking day (1.71 drinks/drinking day; p=0.0042), and reduction in frequency of drinking measured in days of abstinence/no drinking (11.56%; p=0.0352), respectively. Additionally, and importantly, the Phase 2b results showed a significant decrease in the percentage of heavy drinking days (11.08%; p=0.0445) with a “heavy drinking day” defined as a day with four (4) or more alcoholic drinks for women or five (5) or more alcoholic drinks for men consumed in the same day.

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

Methods for the companion diagnostic genetic test have been developed as a blood test, and we established the test with a third-party vendor capable of supporting our clinical program. Additionally, we have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities.

COVID-19 Impact

Recruitment of patients in the ONWARD Phase 3 trial was slower than anticipated due to COVID-19 related governmental lockdowns in countries in which we were conducting the ONWARD Phase 3 trial. However, we have now completed the trial. Our corporate offices were open and operating without pause throughout the pandemic.

Recent Developments

On February 24, 2022, we provided the following highlighted updates on our landmark ONWARD pivotal Phase 3 clinical trial of AD04 for the treatment of AUD

●	All subjects have completed dosing in the ONWARD trial

●	302 subjects were enrolled in the ONWARD trial; this exceeded the 290 subjects targeted for enrollment

●	Subjects were enrolled across 25 clinical sites in six countries.

Disease Targets and Markets for AD04

Limitations of Current AUD Therapies

Today the most common treatments for AUD are directed at achieving abstinence and typical treatments include psychological and social interventions. Most therapies actually require abstinence prior to initiating therapy. Abstinence requires dramatic lifestyle changes often with serious work and social consequences. Frequently, patients cannot attend family and social events in order to ensure compliance with abstinence, and patients often must suffer from the stigma of having been labelled an alcoholic. Significant side effects of current pharmacologic therapies include mental side effects such as psychiatric disorders and depressive symptoms and physical side effects such as nausea, dizziness, vomiting, abdominal pain, and hepatoxicity. In fact, according to peer reviewed studies referenced in The Sober Truth: Debunking the Bad Science Behind 12-Step Programs and the Rehab Industry, L. Dodes and Z. Dodes, 2014 by Dr. Lance Dodes, the former Director of the substance abuse treatment unit of Harvard’s McLean Hospital, 90% or more of patients that use current therapy solutions, such as Alcoholics Anonymous, do not achieve long-term abstinence.

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

Naltrexone, which can be taken as a once-daily pill (Revia®) or in an approved once-monthly injectable form (Vivitrol® ) that requires a doctor to administer is often associated with gastrointestinal complaints and has been reported to cause liver damage when given at certain high doses. As a result, it carries an FDA boxed warning, a special emphasized warning, for this side effect.

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

The companion diagnostic genetic test to be used to identify patients that are most likely to benefit from treatment with AD04 may potentially enhance the likelihood of a successful outcome for those undergoing treatment. Additionally, it may provide doctors with the opportunity to have a non-threatening conversation about alcohol with their patients and may provide the patient an acceptable path to help them determine if they might be a candidate for help with their alcohol use. If the test results are positive, they would have a science-based rationale for their treatment, which reduces some of the stigma patients might otherwise endure, and potentially allows them to be treated in the confidence of their doctor with an oral tablet.

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

Companion Genetic Bio-Marker Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our drug is unique in that it is designed to reduce heavy drinking in individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic offering that has combined intellectual property protections. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United States. We previously believed the prevalence in Scandinavia and in certain areas of Central and Eastern Europe may be greater than 50%, but our experience in the ONWARD Phase 3 clinical trial indicates the prevalence in this area to also be about 33%. The FDA has agreed that the Phase 3 trials of AD04 can proceed only enrolling patients that are genotype positive, which greatly reduces the cost, time and risk relative to a trial that also enrolled patients that are genotype negative for treatment with AD04. We are conducting our current landmark ONWARD pivotal Phase 3 clinical trial in counties in Scandinavia and Central and Eastern Europe, including Finland, Sweden, Latvia, Poland, Bulgaria, and Croatia. We expect to use the ONWARD trial as a pivotal Phase 3 trial to serve as a basis for approval in both the United States and Europe.

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

Prior Work of Universities and our Ability to Leverage Relationships Creates Cost Efficiencies

We have a worldwide, exclusive license to intellectual property developed at the University of Virginia by our Chief Medical Officer, Dr. Bankole A. Johnson, who was Chairman of the Department of Psychiatry & Neurobehavioral Sciences at the University of Virginia (and prior to that the Chief of the Division of Alcohol and Drug Addiction at the University of Texas) and was Chair, Department of Psychiatry and Director of the Brain Science Research Consortium Unit at the University of Maryland. Dr. Johnson has spent almost three decades researching the underlying subject matter. Significant portions of the supporting research were also funded under grants from the National Institute of Health to the University of Virginia and the University of Texas. On July 5, 2019, we entered into a Master Services Agreement and statement of work with Psychological Education Publishing Company (“PEPCO”), a company owned by Dr. Johnson, that is engaged in the business of administering a behavioral therapy program, Brief Behavioral Compliance Enhancement Treatment, for our Phase 3 clinical trial using AD04, for the treatment of AUD.

By leveraging the prior work of universities and their researchers, including their pre-clinical studies and accumulated data, we believe we have developed a significant drug development opportunity. Because of the licensing approach taken to secure intellectual property, including, without limitation, patents and rights to clinical trial data, and our collaborations with the University of Virginia, we, historically have not had to incur the significant costs that would normally be required to develop therapeutic treatments to the point of being ready to commence a Phase 3 clinical trial, which often amount to tens of millions of dollars or more. In fact, based upon current information, and depending on what the regulatory authorities may require to secure marketing authorization, we estimate that we will require approximately $10.7 million for the current Phase 3 clinical trial (not including company overhead) and an additional $30 million or more of additional capital to complete our second Phase 3 program (which includes $20 million for a confirmatory Phase 3 trial and any necessary Phase 1 clinical trials and other development expenses and does not include the additional cost of a possible third Phase 3 clinical trial) as currently contemplated in order to achieve regulatory approval for the use of AD04 to treat AUD in the United States and Europe. We have already used approximately $8.9 million in funds derived from our initial public offering and subsequent financings and warrant exercises to fund trial activities. We anticipate that the approximate $2.1 million needed to complete the initial Phase 3 clinical trial to the point of releasing data and the completion of follow-up activities will be fully funded from our cash on hand. We anticipate, with our expected rate of expenditure, including Purnovate related research and development projects and Company overhead, to have exhausted our funds on hand by the end of April 2023. Additional funding will be needed to fund an additional Phase 3 trial of AD04, if necessary, as well as Purnovate research and development projects and Company overhead. There is no assurance that such funds could be raised in time to complete the trial on acceptable terms.

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

Companion Genetic Bio-Marker Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our drug is unique in that it is designed to treat individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic offering that has combined intellectual property protections. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United. We previously believed the prevalence in Scandinavia and in certain areas of Central and Eastern Europe may be greater than 50%, but our experience in the ONWARD Phase 3 clinical trial indicates the prevalence in this area to also be about 33%. The FDA has agreed that the Phase 3 trials of AD04 can proceed only enrolling patients that are genotype positive, which greatly reduces, the cost, time and risk relative to a trial that also enrolled patients that are genotype negative for treatment with AD04. The FDA has indicated that any approval based on a trial only in genotype positive patients would result in labeling restricted to treating genotype positive patients.

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

Experienced Leadership

Our management, advisors and board of directors have extensive experience in pharmaceutical development, the clinical trial and regulatory approval processes, drug commercialization, financing capital-intensive projects, and developing new markets for pharmaceutical agents. Members of our team have previously worked in senior management and senior officer positions, or led significant research initiatives at Gensia, Clinical Data, Shire, Viagene, New River Pharmaceuticals, Collateral Therapeutics, Indivior, Krystal Biotech, Sucampo Pharmaceuticals, Osiris Therapeutics, Adenosine Therapeutics, and the University of Virginia and University of Maryland in a broad range of therapeutic areas. Our management and board members have particular expertise in the science and development of addiction related drugs and bringing new drugs to the market.

Our Strategy for AD04 and Addiction Related Diseases and Disorders

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

Our near-term strategy includes:

●	Obtaining regulatory approval for our lead product in the United States and Europe. We have completed our initial Phase 3 clinical trial for the treatment of AUD in Scandinavia and Central and Eastern Europe and are conducting close-out activities to allow data analysis and reporting of results. If our initial Phase 3 clinical trial is successful, we expect to conduct a second, and possibly a third, Phase 3 clinical trial in the same areas but with additional clinical sites in the United States and Western Europe.

●	Prosecuting and expanding our intellectual property and product portfolio. We have acquired rights to a promising drug candidate and made a significant investment in the development of our licensed patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to three different patent families directed to therapeutic methods related to our AD04 platform. These families include 3 issued U.S. patents, and at least one foreign equivalent patent covering AD04 issued in over 40 national jurisdictions, including most of Europe and Eurasia. Divisional and continuation applications to expand the coverage have also been filed in certain jurisdictions. Additionally, commencing in early 2021, we have an adenosine platform that has and is expected to continue to generate what we believe are patentable new chemical entities. We intend that further product portfolio expansions will be focused on promising addiction therapies and/or late-stage clinical assets.

●	Evaluating the additional use of our product candidate in other indications. In addition to alcohol addiction, we plan to conduct exploratory work to investigate using AD04 as a potential treatment for opioid use disorder, gambling addiction, smoking cessation, obesity, and other addiction related disorders in which 5-HT3 antagonism may have a treatment effect. We believe we will be able to undertake this initial exploratory effort with minimal additional cash cost to our company through the use of academic partnerships, grants, human laboratory studies and/or non-clinical studies. We believe that, due to its hypothesized mechanism of action (i.e., the modulation of the serotonin system in patients that are genetically targeted based on the apparent sensitivity to such modulation, where the modulation appears to reduce cravings), AD04 has the potential to be used for the treatment of such other addictive disorders. To date, we have not discussed these potential uses with the FDA or any other regulatory bodies.

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

AD04 — Two-Stage Clinical Development Strategy — Conduct the Phase 3 clinical trials sequentially

*	Even if the 1st Phase 3 trial is not accepted by the FDA as a pivotal trial due to the study not being well-powered for the FDA’s currently stated end point, we still expect that the EMA will require only one additional trial. In this case, however, a 3rd trial might be required by the FDA (i.e., three Phase 3 trials in total). If two additional trials are required for FDA approval after an initial Phase 3 trial conducted in the EMA, we would expect to run the 2nd and 3rd trials in parallel (i.e., at the same time) so as not to increase the expected time to approval. The 2nd Phase 3 trial is expected to require $20 million in direct expenses, and up to $10 million in additional other development expenses is expected to be required. A possible 3rd Phase 3 trial would be expected to require an additional $20 million in clinical trial related expenditures.

Assuming approval of AD04, we plan to execute a two-stage commercialization plan. With psychiatrists and addiction specialists treating a majority of the current AUD patients today and with psychiatrists most likely to be familiar with the mechanism of action of AD04, we believe that a relatively small psychiatry-targeted, specialty sales force could successfully sell AD04 into the market. This plan creates the opportunity for us to develop into a commercial enterprise with an initial niche-market sales force at a relatively low cost for market entry. It also expands the universe of potential acquirers of our company or AD04 to smaller and mid-size pharmaceutical companies. Once success is shown in the niche market and the thought leaders and early adopters are prescribing AD04, market adoption risk will have been greatly reduced and we would expect to be able to sell or partner with a large pharmaceutical partner to develop AD04 as a blockbuster product. This commercialization plan is shown below:

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

Treatment Effect Size in EOA Subjects and Statistical Comparison to Placebo Effect

Variable	1 µg/kg bid	4 µg/kg bid	16 µg/kg bid
Drinks/drinking day	0.25 (p≤0.05)	0.41 (p≤0.01)	0.23 (p≤0.05)
Drinks/day	0.26 (p≤0.05)	0.37 (p≤0.01)	0.22 (p≤0.05)
Days abstinent (%)	0.13(ns)	0.26 (p≤0.01)	0.17(ns)
Days abstinent	0.06(ns)	0.24 (p≤0.05)	0.18(ns)

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

Efficacy measures were based on self-reported drinking outcomes with drinks per drinking day (“DDD”), with a standard drink equal to 14 grams of alcohol, and the percentage of days abstinent (“PDA”) being the pre-specified efficacy end points. Withdrawal symptoms, social functioning, and motivation to use alcohol were assessed using standard questionnaires and scales. Subject safety was monitored through periodic electrocardiograms (EKGs), physical exams, safety laboratories and collection of adverse events, concomitant medications, and vital signs. Additionally, a post hoc analysis was conducted using the endpoint of percentage of heavy drinking days (“PDHD”), which is the number of days of heavy drinking days in a month as a percentage of days in the month, because it is widely recognized as a clinically meaningful endpoint and is expected to be an end point in a pivotal/Phase 3 trials. The PDHD end point requires that each day be determined to be a heavy drinking day (e.g., a day in which a female drinks 4 or more drinks or a male drinks 5 or more drinks) or not, making each day binary and requiring an increased sample size to ensure statistical power. Therefore, the goal of the PDHD analysis was to determine if the was a trend toward and effect with PDHD without necessary achieving statistical significance.

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

Ongoing ONWARD Phase 3 Clinical Program

The FDA indicated we could proceed with a randomized, placebo-controlled Phase 3 clinical trial design for the testing of AD04 as a treatment for AUD in patients that are genotype positive when tested against the AD04 genetic panel using our companion diagnostic test (i.e., a negative genetic test result will be an exclusion criterion). The initial Phase 3 trial, designated the ONWARD trial, started in February 2020 in Scandinavia and Central and Eastern Europe. As of the date of this filing, all 302 patients included in the trial had completed dosing and follow ups and the final monitoring and close-out activities are underway (a total of 303 patients were recruited and then randomized in the trial, however, one subject never initiated treatment and has been excluded from enrollment numbers and will not be included in the full analysis data set or efficacy analysis for the trial). The ONWARD trial was conducted in 25 clinical sites across the six countries of Sweden, Finland, Poland, Latvia, Bulgaria and Croatia. Trial results are expected to be reported in the second quarter of 2022.

The primary analysis will be the reduction from baseline of heavy drinking as the primary endpoint, and reduction from baseline in total alcohol consumed will be the first secondary endpoint using a gated analysis so that it will only be evaluated as secondary endpoint if the primary endpoint is successful. The definition of a heavy drinking day will be greater than 40 grams or 60 grams of ethyl alcohol in a day for a woman or a man, respectively. An alternative analysis is expected to be conducted for filing in the United States using the FDA specified endpoint of reduction in percentage of patients with heavy drinking during the efficacy observation period as compared to placebo (FDA Feb. 2015 Draft Guidance Alcoholism: Developing Drugs for Treatment Guidance for Industry ) and which the FDA has indicated will be acceptable. Under this guidance, the FDA appears to now define a heavy drinking as more than three drinks in a day for a woman and more than four drinks in a day for a man, which is a reduction from the prior definition. We intend to seek clarification from the FDA on the definition of a heavy drinking day prior to our submission to them and do not believe a minor change to the definition of a heavy drinking day will be material to our plans.

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

We have had a joint meeting with the Center for Drug Evaluation and Review (“CDER”) and the Center for Devices and Radiological Health (“CDRH”), the two divisions of the FDA responsible for drug approvals and device authorizations, respectively. At the meeting the divisions agreed that clinical validation of our companion diagnostic test for AD04 will be evaluated by CDER and the technical validation of our companion diagnostic will be evaluated by CDRH. We expect to need approval of a premarket approval application (“PMA”) or a premarket notification submission (“510(k)”) from CDRH for the companion diagnostics to be used with the drug product. We already developed the methods for the companion diagnostic as a blood test and established the test with a third-party vendor capable of supporting a Phase 3 clinical trial, and have built validation and possible approval of the companion diagnostic into the Phase 3 program, including that we plan to store blood samples for all patients in the event additional genetic testing is required by regulatory authorities.

We plan to test AD04 in adolescent patients (ages 12-17) as part of our next Phase 3 trial. If successful, we intend to request labeling for treating adolescent patients.

In parallel with the second Phase 3 trial, we expect to conduct any standard Phase 1 studies required by the regulatory agencies. Studies that have been discussed with the FDA as potentially being required might assess food effects, potentiation of the central nervous system effects of alcohol, and pharmacodynamic impact of certain cytochrome P450 enzyme variants. We also expect to conduct a 12-month open-label Phase 1 safety study in at least 100 subjects to evaluate the 12-month safety of AD04.

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

The UVA LVG currently has a policy under which up to 35% of the payments made to the UVA LVG under a license may be distributed to inventor of the licensed technology, therefor our Chief Medical Officer in his capacity as inventor of the patents licensed by us from the UVA LVG may be eligible to receive such payments from the UVA LVG.

PEPCO MSA

On July 5, 2019, we entered into a Master Services Agreement (the “MSA”) and attached statement of work (the “SOW”) with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during our upcoming Phase 3 clinical trial using AD04, for the treatment of alcohol use disorder. Specifically, PEPCO is engaged in the business of training and certifying clinical investigators in the administration of Brief Behavioral Compliance Enhancement Treatment (“BBCET”). PEPCO is owned by Dr. Bankole Johnson, our Chief Medical Officer. We may terminate the MSA at any time upon ten (10) days prior written notice to PEPCO. Unless otherwise indicated in our notice of termination, Work (as defined in the MSA) under any statement of work in progress at the time of the delivery of notice of termination shall continue as if the applicable statement of work had not been terminated, and the terms hereof shall continue to apply to such work. We may also terminate the MSA for cause due to PEPCO’s failure to perform its obligations thereunder upon three (3) days prior written notice to PEPCO; provided, however, the Company may terminate the MSA immediately in the event of PEPCO’s violation, or threatened violation, of certain provisions contained therein.

The statement of work under the MSA will terminate upon the completion the final study report for the Trial and delivery of the final report by PEPCO on the supervision and monitoring of the BBCET, including, without limitation, data reports. Notwithstanding the forgoing, the statement of work may be terminated by us upon written notice to PEPCO.

It was anticipated that the compensation to be paid to PEPCO for services under the MSA will be approximately $300,000, of which subject to approval of the Nasdaq Capital Market shares of our common stock having a value equal to twenty percent (20%) of the fees due thereunder (the “Company Shares”) would have been issued to Dr. Johnson as a consultant under the 2017 Equity Incentive Plan.

On December 12, 2019, we entered into an Amendment (the “Amendment”) to the SOW. We had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 estimated to be paid under the SOW. The Amendment provided us with a 20% discount on the remaining services to be provided under the SOW and fixed the price of any remaining services under the SOW to be a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of Phase 3 clinical trial provided that payment be made no later than December 13, 2019, which payment was made. As of December 31, 2021, the Company had recognized $258,887 in expenses associated with this MSA, of which $219,823 were charged against cash advanced under the terms of the Amendment, leaving no additional expenses to be recognized under this agreement.

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

On August 19, 2020, we and Dr. Bankole Johnson entered into a Lock-Up Agreement Extension and Right of First Refusal (the “Lock-Up Extension”), which amended the Lock-Up Agreement that they had entered into dated December 12, 2019 (the “Lock-Up”). The Lock-Up Extension extended the term of Dr. Johnson’s Lock-Up from January 1, 2021 until April 1, 2021. In connection with the Lock-Up Extension, Dr. Johnson was released from his Lock-Up restrictions with respect to 350,000 shares of our common stock, in order to enable Dr. Johnson to fund his new clinic focused on brain wellness and addiction treatments, Privée Clinics, LLC. Additionally, under the Lock-Up Extension, we were granted a right of first refusal for future financings in Privée Clinics, LLC

On May 11, 2021, we entered into an Amendment 2 (the “Amendment 2”) to the SOW. Under Amendment 2, we agreed to pay PEPCO and additional $25,000 due to the change of scope due to the increased number of clinical sites initiated and trained as part of the ONWARD Phase 3 trial.

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

Protection from a Competitor Launching a Generic Version of AD04.

We believe that we have licensed the patent protection necessary to protect us against the launch by a competitor of a generic version of AD04. The label being sought for AD04 will be:

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

Purnovate and the Adenosine Platform

Overview –Unlocking the Promise of Adenosine

Purnovate, Inc. (“Purnovate”) is a development-stage biopharmaceutical company focused on the development of therapeutic agents that selectively activate or block one or more of the adenosine receptors (i.e., selective agonists and antagonists). We believe we have developed novel chemistries that change the physical properties relative to historical adenosine analogs (i.e., molecules related to the adenosine neurotransmitter) to allow us to create novel and patentable new chemical entities (“NCE’s”) (i.e., novel molecules/drug candidates) that are selective and potent against the targeted receptors while also having the physical properties to allow significant tissue penetration – our Adenosine Platform. This is expected to allow us to unlock the previously elusive promise of adenosine compounds and target large unmet medical needs. Initial targets include, without limitation, pain, cancer, asthma, diabetes, and inflammatory diseases and disorders such as wound/burn healing, inflammatory bowel disorder, and infectious diseases where cytokine storms play a significant role (i.e., COVID, MRSA, sepsis). All of Purnovate’s compounds are currently pre-clinical; we expect our first clinical trial using a drug candidate developed using the Purnovate adenosine platform to commence in the fourth quarter of 2022.

Purnovate was founded to invent and develop drug candidates based on what we believe are the breakthrough chemistry concepts of our founding scientist, Dr. Robert D. Thompson, to allow the creation of molecules for the treatment of serious diseases and disorders.

For a compound to have a high probability of being successfully developed into a drug, we believe it is important that it be stable (e.g., will not degrade before it can be dosed, which historically has not been a problem for adenosine analogs) and have the following characteristics:

●	Potency (e.g., bind to target receptors strongly so that it can compete with naturally occurring molecules attempting to also bind to the target receptor)

●	Selectivity (e.g., bind to target receptors while not binding to receptors that will cause undesirable side effects)

●	Biodistribution (e.g., the ability to reach and penetrate in vivo to the target tissues)

o	Solubility (e.g., ability to dissolve in water) is often an indicator of whether a molecule will achieve oral bioavailability and tissue penetration as humans/mammals are largely made of water.

Historically, adenosine analogs have been able to achieve one or two of the above stated characteristics and therefore had either limited efficacy or side effects that limit their usefulness. We believe our Adenosine Platform already has developed molecules with the above characteristics and that it will continue to allow invention of additional molecules with those characteristics.

Purnovate also has a proprietary purification technology developed by Dr. Thompson. This technology allows us to rapidly and cost effectively produce novel compounds, which is one of the reasons we have been so successful to date with new compounds in less than two years of chemistry operations.

We also believe the physical property changes that we have already successfully applied to adenosine compounds may be useful in chemical classes outside of the field of adenosine and intend to explore expansion beyond adenosine analogs in the future.

Purnovate Strengths

We believe Purnovate’s competitive strengths include the following:

●	A highly experienced scientific and business leadership team with decades of experience in both drug development and commercialization and, in particular, in the development of adenosine analogs.

●	We have already validated the Adenosine Platform, having invented and produced adenosine compounds with physical and in vivo behavioral characteristics we believe have never been demonstrated before.

●	Pharmacologic targets that are well-characterized, including often having demonstrated human activity.

●

Expected intellectual property protection primarily based on novel chemical entity composition of matter patents expected into the late 2040’s with currently filed patent applications and their expected extensions with new patents expected to be filed.

Purnovate Strategy

Purnovate’s mission is to develop new chemical entities to treat large unmet medical needs.

Our focus will be on inventing and developing adenosine analogs that are selective against the target receptor. Initially we will focus on inventing and developing compounds that target receptors that we believe are validated to affect certain disease states, and, particularly, those where human efficacy has been demonstrated with drugs that non-selectively bind to those receptors.

We plan to use a combination of self-development, partnerships with pharmaceutical companies, and collaborations with top academic institutions to develop our programs. Our current intentions and strategy are stated below

●	Retain the pain program due to it being an indication related to addiction;

●	License non-pain and addiction programs to third-party pharmaceutical companies at the optimal time in the development cycle;

o	We currently expect to license our cancer program prior to clinical studies;

o	Other non-pain/addiction programs will be evaluated on a case-by-case basis for potential licensing timing.

●	For certain programs, we will seek partnerships with leading medical research institutions to cost effectively develop and validate the program; we have already entered an academic collaboration around our wound/burn healing program with the University of Virginia School of Medicine.

Why Adenosine?

Overview of Adenosine

Adenosine is an important neurotransmitter with numerous pharmacologic actions, and it is naturally generated when needed, short acting, and acts locally. There are four adenosine receptor subtypes (A1, A2A, A2B, and A3). Different tissues have different receptors and the pharmacologic actions of adenosine can impact or even sometimes drive diseases and disorders.

Effects attributable to the adenosine receptors

A1 Receptor Effects ● Cardio-rhythm modulator ● Sleep induction ● Angiogenesis ● Bowel motility

A2B Receptor Effects

● Pain enhancement

● Cell division/metastisis

● Lung mast cell degranulation (bronchioconstriction)

● Insulin sensitivity

● Fatty acid metabolism inhibition

● Arterial plaque formation

● Adipogenesis inhibition

A2A Receptor Effects ● Arterial vasodilation ● Motor control ● Inflammatory response control ● Aqueous humor secretion	A3 Receptor Effects ● Controversial / unclear ● Possible enhancement of other receptor effects ● Higher receptor density found in some cancers

Historically, other than drugs such as Adenocard® (for tachycardia) and Adenoscan® and Lexiscan® (both for cardiac stress imaging) which work through cardiovascular effects and are for a short duration of treatment, and adenosine related drugs and drug candidates, have been limited by cardiovascular effects due to binding to the adenosine A1 receptor (“A1R”).

Caffeine and Theophylline

Caffeine is an example of an adenosine analog that is limited by cardiovascular side effects. Caffeine is a non-selective adenosine antagonist (i.e., a blocker), meaning that it blocks all four of the adenosine receptors with almost equal potency. It also is a relatively weak/non-potent adenosine blocker with a binding affinity (i.e., Kd; see “A Comparison” below) of greater than 10,000 nM at all adenosine receptors (we consider a Kd of 150 nM or less to be potent). While caffeine is known to have a pain reduction effect and is approved for pain reduction (e.g., Excedrin®, Anacin®), its dose must be limited or it will create undesirable cardiovascular effects by blocking the heartbeat regulating effect of adenosine activation of the A1R on heart muscle when the heart starts beating too fast, and by creating insomnia by blocking adenosine activation of the A1R in the brain to create relaxation to enable sleep. We believe we have a drug candidate, PNV-5030 (see Our Initial Products below), that is more than 3,000 times more potent than caffeine at the target receptor, but that does not block the A1R and therefore will not have cardiovascular or wakefulness effects like caffeine.

Theophylline is another drug believed to work largely through adenosine blockade. While it works for asthma, like caffeine, it is non-selective and therefore has side effects such as chest pain, irregular heartbeat, and sleeplessness which make using it unpleasant and so limit its usefulness. We believe we can develop a drug that has the asthma effects of Theophylline without the undesirable side effects that limit its use (Barnes, “Theophylline”, American Journal of Respiratory and Critical Care Medicine).

A Comparison

A table listing characteristics of a number of currently known adenosine analog compounds and some of our already-invented compounds is below.

In the above table:

●	a compound is considered soluble if 25 micrograms of the compound can be dissolved in water at 25 degrees Celsius.

●	A compound is considered potent if it has a binding affinity (i.e., Kd) of less than 150 nanomolar. Binding affinity is a measure of how much compound is required to bind to 50% of the receptors in the experiment. A lower Kd means the compound has a greater affinity (i.e., potency) for the receptor.

●	A compound is considered selective if it has a binding affinity for the targeted receptor (i.e., the receptor intended to be activated or blocked by the drug to achieve the desired pharmacologic effect) that is 1,000 times greater than the any of the adenosine receptor or receptors not targeted. Etrumadenant is the only one in the table targeted for two receptors (i.e., dual-acting blocker of the A2A and A2B receptors).

Safety and Tolerability

As noted above, compounds that have potency on the A1R receptor can have problematic safety and tolerability issues. However, previous work with compounds that are selective over the A1R have been taken into clinical testing with limited side effects. We believe the adenosine receptors we are targeting and intend to target, assuming we can achieve selectivity over the other receptor as we believe we can, will not cause problematic safety issues with the doses we expect to use.

Our Industry

The pharmaceutical industry is extremely competitive. If any of the products developed from our technologies are approved, they will likely compete in a highly competitive market. Our competitors in this market may succeed in developing products that could render our product candidates obsolete or non-competitive. Many of our potential competitors have significantly more financial, technical and other resources than we do, which may give them a competitive advantage. In addition, they may have substantially more experience in effecting strategic combinations, in-licensing technology, developing drugs, obtaining regulatory approvals, manufacturing and marketing products. We cannot give any assurances that we can compete effectively with these other biotechnology and pharmaceutical companies.

Our Initial Products

We are initially developing adenosine analogs and have developed compounds with varying characteristics targeting the adenosine 2A receptor (“A2AR”) and the adenosine A2B receptor (“A2BR”). Target indications so far include pain, cancer, asthma, diabetes, and inflammatory diseases and disorders such as wound/burn healing, inflammatory bowel disorder, and infectious diseases where cytokine storms play a significant role (i.e., COVID, MRSA, sepsis).

Pain

Pain is a large market in the US with as many as 1 in 5 Americans suffering from chronic pain, not including acute pain. In 2016, an estimated 20.4% of U.S. adults (50.0 million) had chronic pain and 8.0% of U.S. adults (19.6 million) had high-impact chronic pain (www.cdc.org), with higher prevalence associated with advancing age.

Prevalence of Pain by causes in Mn
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
3.9
21.5
4.6
25.2
13.6
50.4
4.0
22.2
4.8
26.0
14.7
50.6
4.1
23.1
5.0
26.9
16.1
51.0
4.1
23.9
5.3
28.4
18.2
51.5
4.2
24.7
5.5
30.4
21.2
52.1
2015
2016
2017
2018
2019
Low back pain
Neck pain
Osteoarthritis hand
Osteoarthritis hip
Osteoarthritis knee
Osteoarthritis other

Source: GBD Results Tool Results (https://ghdx.healthdata.org/gbd-results-tool)

The total patients of pain increased from 119 Mn in 2015 to 132 Mn in 2019

PNV-5030

PNV-5030 has been selected as a lead compound for the treatment of pain. Pre-clinical development has commenced and we intend to file an Investigational New Drug Application (an “IND”) this year with a plan to also commence a Phase 1 clinical trial in 2022.

PNV-5030 has currently passed our in vitro toxicology screening and is currently being produced at a third party manufacturing vendor so that full toxicology studies may be conducted to enable the commencement of clinical studies in 2022 as noted above.

PNV-5030 has demonstrated in vivo efficacy in models of both nociceptive (i.e., peripheral) pain and neuropathic pain as stated below.

PNV-5030 was tested in a mouse model of somatic nociceptive pain where discomfort was initiated using a laser focused on the mouse’s tail, with the time before the mouse flicked its tail away being measured by a sensor. Response groups of 12 mice were analysed with a control group receiving vehicle alone (i.e., liquid dosing solution without any drug) and other groups receiving either 1mg/kg or 2mg/kg doses of morphine, a common opioid pain relief medication, alone; PNV-5030 alone; or morphine plus PNV-5030.

PNV-5030 alone exhibited a significant pain reduction as compared to the control group and a similar effect to 1mg/kg morphine. Importantly, PNV-5030 demonstrated a significant effect when administered with 1 mg/kg morphine as compared to administering 1 mg/kg morphine alone. Interestingly, when combined with 1 mg/kg morphine, PNV-5030 achieved a similar level of pain reduction to the reduction obtained with 2mg/kg morphine. We believe these results could indicate the possibility of lowering the opioid dose to achieve a similar pain reduction level by combining an opioid with PNV-5030 or even eliminating the use of an opioid for pain relief in favor of a higher dose of PNV-5030.

Notably, certain mice in both the PNV-5030 plus morphine groups achieved results at the maximum time allowed under the study (15 seconds), and, therefore, may have shown even greater pain reduction results had the protocol allowed continuation of the test beyond the time limit. The data are shown in the following chart:

PNV-5030 - Pain Tailflick Model (Mice)
Oral administration (n=12 per group)
Tail Flick (s)
15
10
5
Vehicle alone
PNV-5030 (15mg/kg) alone
Morphine (1mg/kg) alone
Morphine (2mg/kg) alone
PNV-5030 (15mg/kg) + Morphine (1mg/kg)
PNV-5030 (15mg/kg) + Morphine (2mg/kg)
* p<0.05, vs. Control (Vehicle alone)
# p<0.05, vs. Morphine (1mg/kg) alone
Pre Treatment
30 min. Post Treatment

Cancer

Cancer Market

Each year in the United States, more than 1.6 million people are diagnosed with cancer, and nearly 600,000 die from it, making cancer the second leading cause of death. The cost of cancer care continues to rise and is expected to reach almost $174 billion by 2020 (source www.cdc.gov). The current overall annual health care spending for privately insured patients younger than age 65 in the US with the 15 most prevalent cancers is $156.2 billion (Source: Zaorsky M et al. JAMA Netw Open. 2021;4(10):e2127784. Data indicate that patients with breast, colorectal, and prostate cancer had the greatest number of services performed, and the plurality of these services were attributable to pathology and laboratory tests.

Estimated total spending by Cancer types in US for privately insured adults younger than 65 years in US$ Billion

Source: Zaorsky M et al. JAMA Netw Open. 2021;4(10):e2127784

Breast Cancer Prevalence in Mn
2.85
2.80
2.75
2.70
2.65
2.60
2.55
2.65
2.68
2.72
2.77
2.82
2015
2016
2017
2018
2019

Source: GBD Results Tool Results (https://ghdx.healthdata.org/gbd-results-tool)

The Breast cancer market has grown at a steady CAGR of 1.5% from 2015 to 2019.

Source: GBD Results Tool Results (https://ghdx.healthdata.org/gbd-results-tool)

In vivo Proof of Concept/Pre-lead

One of our compounds, PNV2, has demonstrated positive pre-clinical data in an animal model of triple negative breast cancer (TNBC). PNV2 was tested in a metastatic breast cancer model with the primary endpoint being the amount of cancer metastases into the lungs after 28 days following orthotopic implantation of breast cancer.

Study highlights:

●	Luciferase-engineered triple-negative breast cancer (TNBC) cells MDA-MB-231 were implanted in the mammary fat pad in female mice.

●	Tumors grew over 28 days and were treated intratumorally three times a week.

●	An active group (n=10) was treated with PNV2 in solution and a control group (n=10) was treated with only the solution.

●	Metastasis into the lungs was then determined by measuring the amount of luciferase activity, which indicates the amount of cancer in the lungs.

●	In the control group, 30% of the mice had large, well-established secondary tumors (i.e., metastatic, invasive tumors) in their lungs with luciferase activity of greater than 1585 AU in each mouse, while the PNV2 group appeared to have no large secondary tumors in the lungs of any mouse and luciferase activity of not more than 356 AU in any mouse.

We intend to test additional compounds to choose a lead for our first cancer indication, including testing in both immunogenic and non-immunogenic animals.

Development Plan

We intend to develop our cancer program until it is approved for clinical testing or in early clinical testing, which point we would expect to license the program to a third-party pharmaceutical company focused on developing treatments for cancer.

Asthma

Asthma Market

Approximately 25 million Americans have asthma. This equals to about 1 in 13 Americans and 10 people in the U.S. die from asthma every day. (www.aafa.org). About 8 percent of adults and 7 percent of children have asthma. Asthma is more common in adult women than adult men. The asthma market has been seeing a steady growth due to the increase in prevalence of the disease at a CAGR of 1.6%.

Source: https://www.cdc.gov/asthma/data-visualizations/prevalence.htm

Source: https://www.cdc.gov/asthma/data-visualizations/prevalence.htm

In vivo Proof of Concept/Pre-lead

One of our compounds, PNV-5032 demonstrated a significant inhibition of pulmonary flow resistance, which is a measure of asthmatic response, in an in vivo sheep model of asthma.

PNV-5032 Relevant Information

●	Greater than 1000-fold selective over the adenosine A1 receptor in potency assays

●	Demonstrated solubility more than 100 times greater than other selective adenosine compounds of the same class currently known to Purnovate

●	Solubility of an inhaled product allows dissolution in the aerosolized mist for fine distribution over the bronchioles and can be important in facilitating bronchiole membrane penetration

●	Findings indicate drug development potential of molecules of this class, possibly to treat asthma

●	Covered by a composition of matter patent application for patent protection through 2042 with expected statutory extension to 2047

Study Design

Sheep, which respond to allergens and adenosine challenges in a manner similar to humans, were initially challenged with an aerosolized dose of Ascaris Sum allergens. Sheep are naturally allergic to these antigens, derived from intestinal roundworms, and each animal responded with severe bronchoconstriction, a clinically relevant symptom shared with asthma patients.

After a washout/recovery period of a few weeks, PNV-5032 was nebulized and administered prophylactically to the sheep. Fifteen minutes later, the sheep received another aerosolized dose of Ascaris Sum allergens. Breath-by-breath determination of mean pulmonary flow resistance was measured with the esophageal balloon technique over four hours post challenge, corresponding to the early asthmatic reaction. Each animal served as its own control.

Study Results

A significant 25% reduction in airflow resistance in the PNV-5032 group was observed as compared to the control group (5.1+/- 0.3 vs 6.9+/- 0.5 cm H2O/L/s, respectively).

PNV-5032 - Allergic Asthma Model (Sheep)
Inhaler Administration (n=3 per group)
Control (Ascaris)
Pre-treated (PNV-5032 - 0.60mg/kg)
* p<0.05 vs. Control
Ascaris Challenge
PNV-5032 Administration for pre-treated group.
Baseline
Airflow Resistance (RI)
Time (Hrs)
10
8
6
4
2
0
-1
0
1
2
3
4
*
*

Development Plan

We intend to develop our asthma program with a plan to develop it internally through early Phase 2 clinical testing (i.e., human proof of concept). We would expect to then evaluate whether to keep the program or seek a pharmaceutical partner focused on pulmonary indications.

Type II Diabetes

Type II Diabetes Market

Diabetes is a huge market in US with more than 37 million Americans having diabetes (about 1 in 10), and approximately 90-95% of them have type 2 diabetes. Type 2 diabetes most often develops in people over age 45, but more and more children, teens, and young adults are also developing it (www.cdc.org). The prevalence of Type II diabetes has increased from 32.2 Mn patients in 2015 to 36.2 Mn patients in 2019 with a CAGR of 2.4%.

Diabetes Prevalence in US in Mn
37.0
36.0
35.0
34.0
33.0
32.0
31.0
30.0
32.2
32.8
33.4
34.5
36.2
2015
2016
2017
2018
2019

Source: GBD Results Tool Results (https://ghdx.healthdata.org/gbd-results-tool)

In vivo Proof of Concept

We have achieved early proof of concept in vivo in reducing glucose levels in insulin insensitive mice when the mice are treated with our compounds and glucose is administered as compared to glucose administered alone. We are still optimizing compounds prior to moving toward lead selection.

Development Plan

We intend to develop our Type II program with a plan to develop it internally through early Phase 2 clinical testing (i.e., human proof of concept). We would expect to then evaluate whether to keep the program or seek a pharmaceutical partner focused on metabolic indications.

Wound/Burn Healing

Wound/Burn Healing Market

Chronic wounds impact the quality of life (QoL) of nearly 2.5% of the total population in the United States and the management of wounds has a significant economic impact on health care.

Source: Sen K, Advances in Wound CareVol. 10, No. 5.

Between 2011 and 2015, approximately 486,000 fire or burn injuries were seen at Emergency Departments.

Source: https://ameriburn.org/wp-content/uploads/2017/12/nbaw-factsheet_121417-1.pdf

Collaboration with the University of Virginia

We have entered a collaboration research agreement with Dr. Mark Roeser at the University of Virginia School of Medicine to develop new formulations of Purnovate’s proprietary adenosine compounds for wound healing through transdermal administration (i.e., through the skin). Under the Agreement, we will supply certain lead adenosine compounds and Dr. Roeser’s research team will be responsible for evaluating these compounds for efficacy and determination of the ideal formulations for maximum absorption with the goal of initiating future clinical trials. The University of Virginia will fund the pre-clinical research activities and the parties will jointly own intellectual property mutually developed.

Development Plan

We intend to develop our wound/burn healing program in collaboration with the University of Virginia School of Medicine using limited funds from Purnovate and funding from grants from government agencies such as the U.S. military and the National Institutes of Health (the “NIH”). To date we have not received any such funding and there can be no assurance that such funding will be available to us. We will evaluate keeping the program in-house or seeking a licensing partner as it readies to commence human testing.

Inflammatory Bowel Disease (“IBD”)

The IBD Market

IBD is a large problem in the US; in 2015 an estimated 3.1 million adults (1.3%) in the United States were diagnosed with inflammatory bowel disease (IBD), which includes Crohn’s disease and ulcerative colitis (www.cdc.gov). The IBD market has been steady in last few years due to a constant disease prevalence. Source: GBD Results Tool Results (https://ghdx.healthdata.org/gbd-results-tool).

Development Plan

We intend to develop our IBD program in collaboration with a leading research institution using limited funds from Purnovate and funding from grants from private foundations, government agencies such as the NIH. To date we have not received any such funding and there can be no assurance that such funding will be available to us. We will evaluate keeping the program in-house or seeking a licensing partner as it readies to commence human testing.

Infectious Disease

The Infectious Disease Market:

The infectious disease market is broad in that it covers any indication where pathogen driven inflammatory response (i.e., a cytokine storm) causes damage, disability or death above and beyond the direct effect of the pathogen. Potential target indications include, without limitation, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), which causes COVID-19, methicillin-resistant staphylococcus aureus (MRSA), and sepsis in general, among others.

In 2017, an estimated 119,247 S. aureus bloodstream infections with 19,832 associated deaths occurred. During 2005–2012 rates of hospital-onset MRSA bloodstream infection decreased by 17.1% annually, but the decline slowed during 2013–2016. Community-onset MRSA declined less markedly (6.9% annually during 2005–2016), mostly related to declines in health care–associated infections. Hospital-onset MSSA has not significantly changed (p = 0.11), and community-onset MSSA infections have slightly increased (3.9% per year, p<0.0001) from 2012 to 2017. Source: Kourtis A et. al., Weekly / March 8, 2019 / 68(9);214–219.

In the United States, over 970,000 sepsis cases are admitted annually, and the numbers have been rising year over year. A two-decade study of U.S. hospitalizations identified an increase in the incidence of sepsis among hospitalized patients by 8.7% per year. Additionally, sepsis accounts for more than 50% of hospital deaths, and mortality increases dramatically with greater disease severity: 10–20% for sepsis, 20–40% for severe sepsis, and 40–80% for septic shock. Source: Paoli C et al., Critical Care Medicine: December 2018 - Volume 46 - Issue 12 - p 1889-1897.

Development Plan

We intend to develop our Infectious Disease program in collaboration with a leading research institution using limited funds from Purnovate and funding from grants from private foundations, government agencies such as the U.S. military and the NIH. To date we have not received any such funding and there can be no assurance that such funding will be available to us. We will evaluate keeping the program in-house or seeking a licensing partner as it readies to commence human testing.

Chemistry and Manufacturing

We operate our own leased chemistry laboratories, which are collocated with our corporate offices in approximately 4,175 square feet of leased space.

Our laboratories have chemical synthesis/production, purification and analytical capabilities, including without limitation, high performance liquid chromatography (HPLC), mass spectrometry (LCMS), purification column production, and access to structural elucidation through nuclear magnetic resonance (NMR). We invent and create molecules in this laboratory and also produce gram-scale quantities for early testing. As we progress toward human testing, we will contract with third party vendors for clinical trial material made under current good manufacturing practices (cGMP).

Purnovate Intellectual Property

All products we currently intend to pursue as drug development candidates are expected to be internally invented, novel and patentable novel chemical entities (“NCE’s”). Therefore, all of our products are expected to have “composition of matter” patent protection for twenty years (i.e., until 2041 or later), plus expected statutory extensions such as patent term adjustments under 35 U.S.C. § 154 or patent term extensions under Drug Price Competition and Patent Term Restoration Act of 1984, PL 98-417, S 1538 98 Stat. 1585 (the “Hatch-Waxman Act”), which, together, could extend the market exclusivity of our products for five years or more. For most products we also plan to pursue use, formulation, and process patents to buttress our patent estate and product protection and which may further extend the duration of our market exclusivity.

We believe our compounds represent a new generation of adenosine analogs. Our composition of matter claims in the patent application are broad in the area of adenosine and, due to our knowledge of the area, have been drafted to cover what we believe will be the most expansive adenosine patent estate in existence. Because of the possible variations around our core inventions, the patents are expected to cover trillions of potential new compounds. We expect to continue to expand our portfolio to cover additional compounds many times that number as we progress our chemistry program.

We also possess proprietary purification technology developed by Dr. Thompson. This technology is protected as a trade secret.

Acquisition of Purnovate, LLC – Transaction Description and Terms

On January 26, 2021, we closed the acquisition (the “Acquisition”) contemplated by that certain Equity Purchase Agreement, dated December 7, 2020, as amended (the “Purchase Agreement”), by and among Adial, Purnovate, LLC (“Purnovate”), each of the members of Purnovate (the “Members”) and Dr. Robert D. Thompson, as representative of the Members.

Prior to closing, we advanced Purnovate $350,000 for use as working capital during the due diligence period. At closing, this note became an intra-company obligation. In exchange for Purnovate, Adial paid the members an additional $350,000 (the “Cash Consideration”) and issued to the members an aggregate of approximately 700,000 shares of Adial restricted common stock (the “Stock Consideration”) with an approximate fair value (total market value net of discounting for restriction) of $1,060,000. In addition, members will receive (i) development milestone payments in an aggregate amount of up to $2,100,000 for each compound developed, (ii) development milestone payments in an aggregate amount of up to $20,000,000 for each compound commercialized, and (iii) royalties of 3.0% of Net Sales (as such term is defined in the Purchase Agreement).

The Stock Consideration was placed into escrow to secure certain indemnification and other obligations of Purnovate and the members in connection with the Acquisition, all of which has been released from escrow other than 193,717 shares to be received by Dr. Thompson that are held in escrow until the earlier of the two (2) year anniversary of the closing or on the termination date of his employment if termination is by us without cause and 201,109 shares held by William Stilley that are held in escrow until the earlier of the two (2) year anniversary of the closing with respect to all of such shares to be received by him or on the termination date of his employment if termination is by us without cause.

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

Companion diagnostics and complementary diagnostics

We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic. Currently, we intend to submit a 505(b)(2) new drug application to the FDA for AD04.  We have interacted primarily with the FDA’s Center for Drug Evaluation and Research, in consultation with the agency’s Center for Devices and Radiological Health. We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product. If the FDA requires a separate application for the diagnostic, this could potentially delay the approval of the new drug application for AD04, complicate the review process, or even lead to the rejection of the new drug application.

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

505(b)(2) NDA

For AD04, we intend to submit a 505(b)(2) NDA. A 505(b)(2) NDA provided by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, allows the FDA to rely, for approval of an NDA, on data not developed by the applicant. Such an NDA, referred to as a 505(b)(2) application contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such applications permit approval of applications other than those for duplicate products and permit reliance for such approvals on scientific literature or an FDA finding of safety and/or effectiveness for a previously approved drug product. While each application is different, these types of applications will typically require bridging studies (to support the change or modification from the listed drug) and could require clinical data to support the modification of the already-approved drug product.

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

Purnovate, LLC, our wholly owned subsidiary, was formed as a Virginia limited liability company in April 2019. Purnovate, LLC converted from a Virginia limited liability company into a Virginia corporation on January 18, 2021, and reincorporated in Delaware on January 26, 2021 by merging the Virginia corporation with and into Purnovate, Inc., a Delaware corporation that was incorporated on January 20, 2021 and as a wholly owned subsidiary of Adial Pharmaceuticals, Inc. (“Adial”).

Our principal executive offices are located at 1180 Seminole Trail, Suite 495, Charlottesville VA 22901, and our telephone number is (434) 422-9800. Our website address is www.adialpharma.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only. The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Human Capital/Employees

As of the date of this Annual Report on Form 10-K, we have twenty-one employees, of which sixteen are full-time employees, one is a three-quarters time employee, one is a four-fifths time employee, and three are variable hourly employees. Our Chief Medical Officer is a consultant that devotes 75% of his working time to providing services to us. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

Description of Property

On March 1, 2020, the Company entered into a sublease with Purnovate for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The sublease had a term of two years, and the monthly rent was $1,400. On January 25, 2021, the Company acquired Purnovate as a wholly owned subsidiary. After the acquisition, the Company directly or through Purnovate operates a chemistry and analytics laboratory in its 4,175 square feet leased laboratory and office space (the “Facility”). On January 6, 2020, Purnovate entered a lease for the Facility with a term of three (3) years. Included in the lease was the use of certain laboratory instrumentation and certain chemical assets. On January 19, 2021, Purnovate entered an amendment to this lease extending the lease until January 31, 2026, committing us to total lease payments in the period from January 1, 2022 and the end of the lease of $302,492.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2021, we had an accumulated deficit of approximately $50.9 million.

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2025 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

We are a clinical stage company and have had limited operations to date. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and lead product, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. In fact, though individual team members have experience running clinical trials, as a company we have yet to prove that we can successfully run a clinical trial to the point of releasing data. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. We do not have any committed sources of capital other than our equity line with Keystone Capital for which there can be no assurance that we will meet the use requirements. Moreover, if our future trial activities are significantly delayed due to the coronavirus pandemic or the unrest in Eastern Europe, our project cost, including for planned Purnovate research and development and operating overhead costs may significantly increase. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

While cash and cash equivalents at the date of this annual report filing on form 10-K are expected to be sufficient to fund our operations for the next twelve months, given current expectations, we will require additional financing as we continue to execute our business strategy. We will require additional funds in order for additional Phase 3 trials of AD04, as well as any additional clinical trials or other development of any products we may acquire or license, including those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, including pursuant to our Equity Purchase Agreement with Keystone Capital, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

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

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04 and other product candidates. AD04 is in clinical stage development. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead investigational product candidate, AD04, for which we are currently completing the ONWARD Phase 3 clinical trial with 302 patients in Scandinavia and Central and Eastern Europe, which targets the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. We expect that at least one additional Phase 3 clinical trial will be required for approval, as well as, one or more supportive clinical studies Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial being successful.

All of our future product candidates, as well as AD04, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need at least two Phase 3 trials (including the ONWARD Phase 3 trial we are currently completing in Scandinavia and Central and Eastern Europe) and one or more supportive clinical studies to gain approval in either the U.S. or Europe for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with completion of our ONWARD Phase 3 trial, a second, confirmatory trial, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant, and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

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

Ondansetron, the active pharmaceutical ingredient (“API”) of AD04, was granted FDA approval as Zofran® in January 1991 and is approved in many foreign markets. Ondansetron is commercially available in generic form, but not available: (i) at the formulation/dosage levels expected to be marketed by us, or (ii) with a requirement to use a diagnostic biomarker, as we expect to be the case with AD04. Although ondansetron has been approved to treat nausea and emesis it has not been approved to treat AUD and it has not been approved for daily long-term use as planned by us. Clinical testing to date of ondansetron at the higher doses used to treat nausea/emesis have not shown effectiveness in treating AUD or any other addictive disorder; however, if a third party conducted a Phase 3 clinical program and showed success treating AUD at those doses, we could not prevent such third party from marketing ondansetron for AUD at those doses.

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

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war or other business interruptions. Any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, the current COVID-19 pandemic has, at points, caused an interruption in our clinical trial activities. Additionally, supply chains disruptions impact and may continue to impact our research activities. Moreover, at the end of 2021 and into 2022, tensions between the United States and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and, in February 2022, Russia invaded Ukraine. In response, North Atlantic Treaty Organization, or NATO, has deployed additional military forces to Eastern Europe and the Biden administration announced certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, and may adversely impact the cost and conduct of our international clinical trials of our product candidates. For example, currently we have plans to conduct clinical trials in Eastern European countries, and may be prevented from doing so. This could negatively impact the anticipated timing and completion of our clinical trials and/or analyses of clinical results.

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

Through our proprietary access to relevant laboratory and clinical trial results of the University of Virginia’s research program, and through our reliance on publicly available third-party research, we possess toxicology, pharmacokinetic, and other preclinical data and clinical data on AD04. As of now, AD04 has completed only Phase 2 clinical trials and we are now completing our first Phase 3 trial. There is no guarantee that Phase 2 results can or will be replicated by pivotal Phase 3 studies.

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

Treatment with AD04 will be dependent on identification of patients with a genetic test (i.e., a companion diagnostic). Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. While the technology for the test we plan to use is well established, it cannot be certain the testing laboratory we set up will be able to conduct the test with the selectivity and sensitivity that will be required or that the genetic test will be approved by FDA for such use, which could increase the time and cost to develop AD04 and possibly prevent marketing approval. While we have been party to a joint meeting with the Center for Drug Evaluation and Research (“CDER”, the FDA division responsible for drug approvals) and the Center for Devices and Radiological Health (“CDRH”, the FDA division responsible for device approvals, including genetic tests) at which agreement was reached as to the development path for the genetic test, neither CDER nor CDRH is bound to accept our planned submission package even if the data is positive. We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product. We are collecting and storing additional blood samples from all patients enrolled in the ONWARD Phase 3 trial, and plan to do so for any future trials that may be conducted, in the event of any difficulties, however, we cannot be certain we can overcome all of the technological, logistical or regulatory hurdles related to the genetic testing, which include, without limitation, technical validation of the test (e.g. specificity, sensitivity, reproducibility, robustness of methods), clinical validation acceptable to CDER and CDRH, all of which are needed for approval of AD04 and its companion diagnostic genetic test. Failure in any of these areas could delay approval of AD04, increase the cost necessary to achieve approval of AD04 or prevent approval of AD04.

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

We have limited experience conducting and enrolling patients in clinical trials. While certain members of our management and staff have significant experience in conducting clinical trials, to date, we have not successfully completed any clinical trials to the point of releasing data. Until recently, our operations have been limited primarily to organizing and staffing our company, acquiring, developing and securing our proprietary technology and conducting our Phase 3 trial of AD04 and preclinical trials of our Purnovate assets. These operations provide a limited basis to assess our ability to develop and commercialize our product candidate and the advisability of investing in our securities.

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

Our product candidate will require extensive clinical and other testing.

Our product candidate will require extensive clinical and other testing. Although our lead product candidate has completed a 283-patient Phase 2b clinical trial and is completing its first Phase 3 clinical trial, we anticipate that we will be required to complete a second Phase 3 clinical trial in order to obtain regulatory approval and therefore cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be accepted for review by the FDA or EMA, or whether any application will be approved upon review.

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

Although we expect to complete our landmark ONWARD pivotal Phase 3 clinical trial in the second quarter of 2022, we anticipate that we will be required to complete a second Phase 3 clinical trial in order to obtain regulatory approval and therefore our inability to locate and continue to enroll a sufficient number of eligible patients in any future clinical trials would result in significant delays or may require us to abandon one or more clinical trials. Retention of subjects in clinical trials related to AUD can be challenging relative to trials in some other indications due to the nature of the target population. In addition, COVID-19 has made trial operation, including, without limitation, patient enrollment, more difficult and more difficult to project. In addition, since we expect that many of our future clinical trial sites will again be located in Eastern Europe, our ability to enroll patients may be adversely impacted by the turmoil in Eastern Europe. Our ability to enroll patients in trials is affected by many factors out of our control including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the prevalence and successful recruiting of patients that are genotype positive, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Due to the use of a biomarker to determine enrollment in our current and planned Phase 3 clinical trials, we will have a limited population of patients to draw from for our Phase 3 clinical trials.

Global health crises may adversely affect our planned operations.

The conduct of anticipated second ONWARD Phase 3 trial could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our ongoing trial. Such events could result in the complete or partial closure of one or more of our critical vendors. In addition, an outbreak near our clinical trial site locations would likely impact our ability to recruit patients, delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. Also, public health authorities in the jurisdictions in which our trial is taking place may take steps that would result in significant delay in our trial activities.

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

Risks Relating to Purnovate

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

Purnovate has developed what it believes are lead compounds that could be drug candidates. However, despite there being significant literature and in vitro and in vivo evidence that adenosine analogs may be effective in treating a number of diseases and disorders, the compounds developed to date have not been extensively tested in vitro and have not been tested in vivo. It is possible that any and all compounds or product candidates developed by Purnovate or using its technology may fail or be determined not valuable to pursue as products for a number of reasons, including, without limitation, due to toxicity, lack of efficacy, lack of stability, poor manufacturing characteristics or otherwise.

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

The approval process may be delayed by changes in government regulation, future legislation or administrative action, or changes in FDA policy that occur prior to or during our regulatory review. Factors that might lead to a suspension or termination of a clinical trial include, but are not limited to:

●	failure to conduct the clinical trial in accordance with U.S., international and or local regulatory requirements;

●	failure of medical investigators to follow clinical trial protocols;

●	unforeseen safety issues; and/or

●	lack of adequate funding to continue any clinical trial.

Further, delays in obtaining regulatory approvals may:

●	prevent or delay commercialization of, and our ability to derive product revenues from, product candidates; and

●	diminish any competitive advantages that we may otherwise believe that we hold.

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

We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. For example, in the European Union, the collection and use of personal data are governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union. member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

The GDPR also prohibits the transfer of personal data from the E.U. to countries outside of the E.U. unless made to a country deemed by the European Commission to provide adequate protection for personal data or accomplished by means of an approved data transfer mechanism (e.g., standard contractual clauses). Data protection authority guidance and enforcement actions that restrict companies’ ability to transfer data may increase risk relating to data transfers or make it more difficult or impossible to transfer E.U. personal data to the U.S.

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

Certain of our officers are currently working for our company on a part-time basis and we expect that they will continue to do so. Our employment agreements with our Chief Operating Officer and Chief Financial Officer provide that they will devote 80% and 75% of their business time, respectively, to our matters, with their remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements. Our consulting agreement with our Chief Medical Officer provides that he will devote 75% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements.

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

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, including those in Eastern Europe, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession and stagnant economy for more than a decade. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate does not improve or deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 22% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 3.5%, 9.9%, 4.5%, and 3.5%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans and outstanding warrants, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 7,500,000 at our 2021 Annual Stockholders Meeting, and of which 2,347,716 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2021, we had outstanding (i) warrants to purchase 7,990,271 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.82), and (ii) options to purchase 3,585,310 shares of common stock at a weighted average exercise price of $2.65 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

At the date of this filing, having issued a significant number of options and seen a significant number of warrant exercised, we had outstanding (i) warrants to purchase 13,833,159 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $3.51), and (ii) options to purchase 3,585,310 shares of common stock at a weighted average exercise price of $2.65 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 23, 2022, the reported low sale price of our common stock was $2.00, the reported high sale price was $2.16 and closing price of our common stock was $2.12 while on December 31, 2021 the closing price of our common stock was $2.70. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the commencement, enrollment or results of the planned clinical trials of AD04 or any future clinical trials we may conduct, or changes in the development status of AD04 or any product candidates;

●	any delay in our regulatory filings for our product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in clinical trials;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidate;

●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning our manufacturers;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;

●	our failure to commercialize AD04;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of AD04;

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	our ability to successfully treat additional types of indications or at different stages;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock and declines in the market prices of stocks generally;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our or our licensee’s technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, including the conflict in Eastern Europe, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Many of the costs associated with our ongoing ONWARD Phase 3 trial and any future trials, presently expected to require approximately $11 million to complete, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

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

We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

On July 27, 2018, our common stock and our warrants issued in connection with our July 2018 initial public offering began trading on The Nasdaq Capital Market under the symbols “ADIL” and “ADILW,” respectively. Prior to our initial public offering, no public trades occurred in our common stock or warrants. The closing price of our common stock and warrants on the Nasdaq Capital Market on December 31, 2021 was $2.70 and $0.65, respectively.

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

Holders of Common Stock and Warrants

As of March 23, 2022, there were an estimated 186 holders of record of our common stock and 43 holders of record of our warrants issued in connection with our initial public offering. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2021 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2021.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2021 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,445,624	$2.52	3,359,383
Equity compensation plans not approved by security holders	–	NA	NA
Total	3,445,624	$2.52	3,359,383

*	Excludes 139,686 options issued prior to adoption of the Equity Compensation Plan and 694,993 shares of common stock issued under the Equity Compensation Plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 1,750,000 shares, which has since been increased to 7,500,000 at our 2021 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate 3,857,291 shares of our common stock and have issued 1,144,993 shares of common stock under the 2017 equity incentive plan, leaving up to 2,347,716 shares issuable under the 2017 equity incentive plan.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed by us with the Securities and Exchange Commission.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and we continue to explore opportunities to expand our portfolio in the field of addiction and related disorders such as pain reduction, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction focused pharmaceutical company. Additionally, we are using Purnovate’s adenosine drug discovery and development platform to invent and develop novel chemical entities as drug candidates for large unmet medical needs with the intention of spinning off or licensing drug candidates and development programs not related to the field of addiction (see Purnovate and the Adenosine Platform below).

We have devoted substantially all of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Annual Report on Form 10-K, we have funded our operations primarily through the private and public placements of debt and equity securities and an equity line.

We have incurred net losses in each year since our inception, including net losses of approximately $19.4 million and $10.9 million for the years ended December 31, 2021 and 2020. We had accumulated deficits of approximately $50.9 and $31.5 million as of December 31, 2021 and 2020, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

We have completed the patient phase of our initial Phase 3 trial, the ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes, and the ONWARD trial data is expected to be unblinded and analyzed in the second quarter of 2022. We current estimate the total cost to complete the ONWARD trial to be approximately $11.0 million (versus a previous estimate of $8.8 million), of which approximately $8.9 million has already been incurred or been pre-paid, leaving approximately $2.1 million in direct trial expenses that we will be required to pay in the future. This estimate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to, the following:

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

2021 Financing Developments

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

Pursuant to the terms of the Registration Rights Agreement, we agreed to file with the SEC one or more registration statements on Form S-1 to register for resale under the Securities Act the shares of our common stock that may be issued to Keystone Capital under the Purchase Agreement, including the commitment shares that we issued to Keystone Capital. The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The registration statement registering such shares of common stock was declared effective on December 15, 2020. During the year ended December 31, 2021, we sold 1,645,907 shares of our common stock for gross proceeds of $3,850,000 pursuant to the Purchase Agreement.

On March 11, 2021, we entered into a Securities Purchase Agreement (the “3-2021 Securities Purchase Agreements”) with each of Keystone Capital Partners, LLC (“Keystone”), Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, our Chief Strategy Officer and entities controlled by James W. Newman, Jr., a member of our board of directors (“Newman” and collectively with Keystone and Bespoke the “ 3-2021 Investors,” and each a “3-2021Investor”), pursuant to which on March 11, 2021: (i) Keystone purchased 33,334 shares of our common stock and paid us $100,002 and agreed to purchase an additional 300,000 shares of our common stock upon the effectiveness of a registration statement registering the shares of common stock acquired and to be acquired (the “3-2021 Registration Statement”); (ii) Bespoke has purchased 33,337 shares of our common stock and paid us $100,011 and agreed to purchase an additional 300,000 shares of our common stock upon the effectiveness of the 3-2021 Registration Statement; and (iii) Newman has purchased 30,000 shares of our common stock and paid us $90,000. In connection with the 3-2021 Securities Purchase Agreements, we entered into Registration Rights Agreements, dated March 11, 2021 (“3-2021 Registration Rights Agreements”), with each of the 3-2021 Investors pursuant to which we are obligated to file a registration statement (the “3-2021 Registration Statement”) with the SEC. Accordingly, we filed a Registration Statement with the SEC on April 20, 2021, which was declared effective May 26, 2021. On June 1, 2021, following the effectiveness of the registration statement on Form S-3 (File No. 333-255352) that we filed with the SEC on April 20, 2021 (the “3-2021 Registration Statement”), we closed the second tranche of our private offering of Common Stock pursuant to which: (i) Bespoke purchased 303,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement; and (ii) Keystone purchased 300,000 shares of the Company’s common stock upon the effectiveness of the Registration Statement. The shares of common stock issued in the 2nd Tranche were priced at $3.00 per share of common stock for proceeds to the Company of $1,809,000. No warrants were issued and no brokers fees were incurred.

On July 6, 2021, we entered into an additional Securities Purchase Agreement), dated July 6, 2021 (the “7-2021 SPAs”), with three pre-existing investors for an aggregate investment of $5,000,000 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of our common stock at a purchase price of $3.00 per share. 7-2021 SPAs were entered with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, our non-executive Chief Strategy Officer, Keystone Capital Partners, LLC (“Keystone”), and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which on July 6,2021: Bespoke purchased 83,334 shares of our common stock for proceeds of $250,002:, Keystone purchased 50,000 shares of our common stock for proceeds of $150,000; and Gilliam purchased 33,334 shares of our common stock for proceeds of $100,002 and (ii) August 2, 2021, Bespoke purchased 750,000 shares of our common stock for proceeds of $2,250,000; Keystone purchased 450,000 shares of our common stock for proceeds of $1,350,000; and Gilliam purchased 300,000 shares of our common stock for proceeds of $900,000 (i) Bespoke agreed to purchase an aggregate of 833,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

In connection with the 7-2021 SPAs, we entered into 7-2021 Registration Rights Agreements (“7-2021 RRAs”), dated July 6, 2021, with each of the Investors pursuant to which we are obligated to file a registration statement (the “7-2021 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) within thirty (30) days following the date of the 7-2021 RRA, and use all commercially reasonable efforts to have the 7-2021 Registration Statement declared effective by the SEC within thirty (30) days after the 7-2021 Registration Statement is filed (or, in the event of a “full review” by the SEC, within sixty (60) days after the Registration Statement is filed). Accordingly, we filed a Registration Statement with the SEC on July 20, 2021, which was declared effective July 29, 2021. On August 3, 2021 and August 4, 2021, under the terms of the 7-2021 SPAs, following the effectiveness of the registration statement on Form S-3 (File No. 333-2258048) that was filed with the SEC on December 6, 2021 (i) Bespoke purchased 750,000 shares of our common stock for proceeds of $2,250,000; (ii) Keystone purchased 450,000 shares of our common stock for proceeds of $1,350,000; and (iii) Gilliam purchased 300,000 shares of our common stock for proceeds of $900,000.

The SPAs and the RRAs contain customary representations, warranties, conditions and indemnification obligations of the parties, which were made only for purposes of such SPAs and RRAs as of specific dates and solely for the benefit of the parties. The SPAs and RRAs may be subject to limitations agreed upon by the contracting parties.

On November 9, 2021 the Company entered into a Securities Purchase Agreement (the “11-9-2021 SPA”) with Bespoke for sale of 200,000 shares of common stock at $4.00 per share for total proceeds of $800,000, of which 20,000 shares of Common Stock at a price of $4.00 per share were acquired in the first tranche of the private placement on such date. On December 17, 2021, following the effectiveness of the registration statement on Form S-3 (File No. 333-261509) that was filed with the SEC on December 6, 2021, we closed the second tranche of our private offering of common stock (the “2nd Tranche”) pursuant to the 11-9-2021 SPA pursuant to which Bespoke purchased 180,000 shares of Common Stock upon the effectiveness of the Registration Statement at a price of $4.00 per share for gross proceeds to the Company of $720,000. As previously disclosed, on November 9, 2021, Bespoke purchased 20,000 shares of common stock at a price of $4.00 per share in the first tranche of the private placement. No warrants were issued and no brokers fees were incurred.

On the same day 205,556 options were exercised for total proceeds of $455,000.

On February 10, 2022, we entered into a securities purchase agreement (the “2022 Purchase Agreement”) with an accredited institutional investor providing for the issuance of (i) 2,322,250 shares of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,865,000 shares of Common Stock (the “Pre-Funded Warrant Shares”) with an exercise price of $0.001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of Common Stock to ensure that the investor does not exceed certain beneficial ownership limitations, and (iii) warrants (the “20222 Warrants”), with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 3,977,888 shares of Common Stock (the “2022 Warrant Shares”) at an exercise price of $2.52 per share, subject to customary adjustments thereunder. The total net proceeds, after expenses, to us were approximately $9.1 million.

Acquisition of Purnovate, Inc.

On January 26, 2021, we closed the Acquisition contemplated by that Equity Purchase Agreement that we entered into on December 7, pursuant to which we purchased all of the outstanding membership interests of Purnovate from the members of Purnovate, such that after the Acquisition, Purnovate became our wholly owned subsidiary. Purnovate is a pre-clinical drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. Prior to the acquisition, our CEO and a Director owned equity in Purnovate and the transaction was considered to be one with a related party.

Recent Developments

On February 24, 2022, we provided the following highlighted updates on our landmark ONWARD pivotal Phase 3 clinical trial of AD04 for the treatment of AUD

●	All subjects have completed dosing in the ONWARD trial

●	302 subjects were enrolled in the ONWARD trial; this exceeded the 290 subjects targeted for enrollment

●	Subjects were enrolled across 25 clinical sites in six countries.

Results of operations for the years ended December 31, 2021 and 2020 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2021	2020	(Decrease)
Research and development expenses	$8,396,000	5,853,000	2,543,000
General and administrative expenses	9,345,000	5,075,000	4,270,000
Impairment expenses	1,548,000	–	1,548,000
Total Operating Expenses	19,289,000	10,928,000	8,361,000

Loss From Operations	(19,289,000)	(10,928,000)	(8,361,000)

Interest income	7,000	32,000	(25,000)
Change in value of contingent liability	(282,000)	–	(282,000)
Other Income	46,000	3,000	43,000
Total other expenses	(229,000)	35,000	(264,000)
Net Loss before provision for income taxes	(19,518,000)	(10,893,000)	(8,625,000)
Income tax benefit	94,000	–	94,000
Net loss	(19,424,000)	(10,893,000)	(8,531,000)

Research and development (“R&D”) expenses

Research and development costs increased by approximately $2,543,000 (43%) during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was due primarily to large increases in trial costs (approximately $1,402,000) with the trial experiencing peak enrollment during the period with an increased number of patients and an increased number of clinical sites, while during 2020 trial enrollment was ramping up. Drug product manufacturing costs also increase by approximately $113,000 with substantial increases in distribution costs of study drug product with increased enrollment. Compensation of research and development employees increased by approximately $648,000, reflecting increased research and development headcount for employees devoted to both AD04 development and newly acquired Purnovate projects. Direct costs of Purnovate research and development also added approximately $271,000 in total research and development costs.

General and administrative expenses

General and administrative expenses increased by approximately $4,270,000 (84%) during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was largely due to substantial increases in general and administrative salaries (approximately $1,073,000) with increased headcounts and increase non-cash general and administrative equity compensation expense of approximately $2,073,000 due to both increase headcounts and increased use of strategic consultants. The year ended December 31, 2021 also saw a substantial increase of approximately $789,000 in combined public relations and business development expense and approximately $170,000 increase in legal expenses as compared to the year ended December 31, 2020. The remainder of the increase resulted from smaller increases in general and administrative expenses increased generally across most categories with the growth of the Company.

Change in Impairment Charges

Impairment charges increased by 1,548,000 in the year ended December 31, 2021 from zero in the year ended December 31 2020. This is entirely due to the impairment of a library of chemical supplies asset acquired as part of the purchase of the Company’s Purnovate subsidiary in January of 2021. The Company judged the library of chemical supplies to be useful in Purnovate’s ongoing R&D projects, particularly its non-opioid pain project, and booked a portion of its replacement value as an asset. However, subsequent research projects have resulted in next-generation compounds with superior properties and for which the chemical library is unlikely to be useful. As a result of the library having been rendered obsolete, the Company determined the asset to be wholly impaired and recognized a one-time, non-cash charge of the previously recognized book value.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2021 the change in fair value of contingent consideration liability associated with the Purnovate business combination was an expense of approximately $282,000. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the year ended December 31, 2021, the expense on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.

Other income (expenses)

Excluding the change in fair value of the contingent consideration, total other income increased by approximately $18,000 (51%) in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was due largely to the substantial declines in returns available through the global money markets in which the Company invests its working capital, but which were more than offset by the gain realized on forgiveness of our PPP loan.

Income Tax Benefit

Benefit from deferred taxes increased by approximately $94,000 in the year ended December 31, 2021 compared to the year ended December 31, 2020. The benefit from deferred taxes was entirely the result of taxes deferred through the purchase of Purnovate, an event which took place in the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our compound, if approved. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate and as we further develop product candidates acquired from Purnovate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, private placements and our equity line, as well as other equity financings and the issuance of debt securities prior to that. On July 31, 2018, we closed our initial public offering.

During the year ended December 31, 2021, our primary sources of funding were private placement financings, proceeds of shares sold pursuant to our equity line with Keystone and proceeds from the exercise of warrants.

On February 8, 2021, option to purchase 10,000 shares of common stock at an exercise price of $1.45 per share was exercised for total proceeds of $14,500.

On February 25, 2021, previously registered warrants to purchase 712,500 shares at an exercise fee of $2.00 per share were exercised for a total of $1,425,000.

During the year ended December 31, 2021, we issued 1,645,907 shares of common stock under the Keystone equity purchase agreement for total proceeds of $3,850,000.

During the year ended December 31, 2021, we issued 2,566,669 shares of common stock for total proceeds of $7,900,007 under various securities purchase agreements.

On November 9, 2021, options to purchase 205,556 shares of common stock at exercise prices ranging from $3.00 per share to $1.44 per share were exercised, for a total exercise price of $455,000.

On February 10, 2022, we entered into a securities purchase agreement with an accredited institutional investor providing for the issuance of (i) 2,322,250 shares of our common stock, par value $0.001, (ii) pre-funded warrants to purchase up to 1,865,000 shares of Common Stock with an exercise price of $0.001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of Common Stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants, with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 3,977,888 shares of Common Stock at an exercise price of $2.52 per share. We realized net proceeds from the offering of approximately $9.1 million after deducting fees due to the placement agent and our transaction expenses.

Our current cash and cash equivalents are expected to be sufficient to fund operations for the twelve months from the date of filing this form 10-K, based our current projections. We expect to use approximately $9.3 million in cash during the twelve months ended December 31, 2022 for both trial costs, other R&D project costs, and general corporate expenses. We expect to exhaust funds on hand in May 2023, given our expected trial costs, other project costs, and costs of Company overhead. There is no assurance that funds could be raised by that time on acceptable terms.

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

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2021	2020
Provided by (used in)
Operating activities	$(11,949,000)	$(7,633,000)
Investing activities	(34,000)	(350,000)
Financing activities	13,644,000	5,607,000
Net increase (decrease) in cash and cash equivalents	$1,661,000	$(2,376,000)

Net cash used in operating activities

Cash used in operating activities increased by approximately $4,316,000 during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is consistent with the increase in total operating expenses of approximately $6,361,000 when comparing for the same periods, combined with substantial increases to adjustments due to non-cash expenses such as the change in the value of contingent liabilities ($282,000), impairment charges ($1,548,000) and total equity compensation expense ($2,226,000).

Net cash provided by investing activities

Cash used in investing activities in the year ended December 31, 2021 decreased by approximately $316,000 compared to the year ended December 31, 2020. This increase was due to the difference in the cash component of consideration paid for acquisition of Purnovate and the cash Purnovate held at the time the transaction was completed for $31,000, offset by the purchase of approximately $65,000 in fixed capital equipment, compared to the use of $350,000 in cash for an advance on the payment for Purnovate in December of 2020.

Net cash provided by financing activities

Cash provided by financing activities in the year ended December 31, 2021 increased by approximately $8,037,000 compared to the year ended December 31, 2020. Cash provided by financing activities for the year ended December 31, 2020, was derived from a single offering of public equity that took place in the second quarter of 2020 for proceeds of approximately $5,157,000 and warrant exercises with proceeds of approximately $450,000, while cash provided by financing activities for the year ended December 31, 2021, was derived from the second tranche funding of the private placement offerings described above pursuant to the 3-2021 SPAs that we entered into on March 11, 2021 from which we derived proceeds of $2,100,003, $3,850,000 from the equity line with Keystone, warrant exercises for proceeds of $1,425,000, proceeds of $5,000,004 from a second private placement of pursuant to the 7-2021 SPAs entered into on July 7, 2021, $800,000 from a third private placement of securities entered into on November 9, 2021, and a simultaneous exercise of options for total proceeds of $469,000.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the financial statements for a discussion of recent accounting pronouncements.

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

The three levels of valuation hierarchy are defined as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of December 31, 2021, the significant inputs to our derivative liabilities recorded at fair value were considered level 3 inputs.

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

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●

Expected volatility — We determine the expected price volatility based on the historical volatilities of a peer group as we do not have a sufficient trading history for our units. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. Starting in 2020, we have begun blending data on our historical volatility together with this peer group of companies, the proportion of our volatility used growing as the period of our historical volatility becomes longer.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Marlton, New Jersey
March 28, 2022

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$6,062,173	$4,401,114
Prepaid research and development	9,931	233,035
Prepaid expenses and other current assets	389,501	501,689
Total Current Assets	6,461,605	5,135,838

Fixed Assets, net	58,149	—
Intangible assets, net	5,041	5,606
Acquired in-process research and development	455,000	—
Right-to-use Asset	246,209	—
Goodwill	248,971	—
Advance to seller	—	350,000
Total Assets	$7,474,975	$5,491,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$286,192	$648,739
Accrued expenses	2,376,930	856,639
Lease liability, current	49,585	—
Other current liabilities	9,683	—
Total Current Liabilities	2,722,390	1,505,378

Long-term Liabilities:
Contingent liabilities	1,014,000	—
Lease liability, non-current	207,375	—
Deferred tax liability	23,399	—
Total Liabilities	$3,967,164	$1,505,378

Commitments and contingencies

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2021 and 2020	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 20,946,712 and 14,393,100 shares issued and outstanding at December 31, 2021 and 2020, respectively	20,947	14,393
Additional paid in capital	54,429,979	35,491,462
Accumulated deficit	(50,943,115)	(31,519,789)
Total Stockholders’ Equity	3,507,811	3,986,066

Total Liabilities and Stockholders’ Equity	$7,474,975	$5,491,444

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Operating Expenses:
Research and development	$8,395,648	$5,853,291
General and administrative	9,344,678	5,074,694
Impairment expenses	1,548,397	——
Total Operating Expenses	19,288,723	10,927,985
Loss From Operations	(19,288,723)	(10,927,985)
Other Income (Expense)
Interest income	6,539	32,495
Change in value of contingent liability	(281,713)	—
Other income	46,494	2,500
Total other income (expense)	(228,680)	34,995
Loss Before Provision For Income Taxes	(19,517,403)	(10,892,990)
Income tax benefit	94,077	—
Net Loss	$(19,423,326)	$(10,892,990)
Net loss per share, basic and diluted	$(1.04)	$(0.87)
Weighted average shares, basic and diluted	18,588,748	12,463,127

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	10,368,352	$10,368	$27,757,017	$(20,626,799)	$7,140,586
Stock-based compensation	—	—	1,420,455	—	1,420,455
Stock-based compensation, common stock issued for services	446,251	446	710,346	—	710,792
Sale of common stock & warrants	3,177,143	3,177	5,713,823	—	5,717,000
Offerings issuance costs	—	—	(559,785)	—	(559,785)
Warrant exercises	226,354	227	449,781	—	450,008
Issuance of commitment shares	175,000	175	(175)	—	—
Net loss	—	—	—	(10,892,990)	(10,892,990)
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Stock-based compensation	—	—	2,259,517	—	2,259,517
Stock-based compensation, common stock issued for services	713,000	713	1,980,187	—	1,980,900
Options exercised	215,556	216	469,285	—	469,501
Warrant exercises	712,500	712	1,424,286	—	1,424,998
Stock issued in consideration of purchase of subsidiary	699,980	700	1,059,450	—	1,060,150
Sale of common stock	4,212,576	4,213	11,745,792	—	11,750,005
Net loss	—	—	—	(19,423,326)	(19,423,326)
Balance, December 31, 2021	20,946,712	$20,947	$54,429,979	$(50,943,115)	$3,507,811

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,423,326)	$(10,892,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,240,417	2,014,246
Gain on forgiveness of loan	(29,088)	—
Depreciation of fixed assets	6,456	—
Fixed asset disposal	6,954	—
Impairment expenses	1,548,397	—
Amortization of intangible assets	565	564
Amortization of right to use asset	48,085	—
Change in value of contingent liability	281,713	—
Deferred Taxes	(94,077)	—
Changes in operating assets and liabilities:
Prepaid research and development	223,104	(303,881)
Prepaid expenses and other current assets	112,188	(142,190)
Accrued expenses	1,520,291	458,535
Change in operating lease liability	(37,337)	—
Accounts payable and other current liabilities	(353,771)	624,793
Net cash used in operating activities	(11,949,429)	(7,633,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,605)	—
Purchase consideration paid for acquisition, net of cash acquired	30,589	—
Advance to seller	—	(350,000)
Net cash used in investing activities	(34,016)	(350,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offerings	11,750,005	5,157,215
Proceeds from warrant exercises	1,424,998	450,008
Proceeds of options exercises	469,501	—
Net cash provided by financing activities	13,644,504	5,607,223

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,661,059	(2,375,938)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	4,401,114	6,777,052

CASH AND CASH EQUIVALENTS-END OF YEAR	$6,062,173	$4,401,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$1,060,150	$—
Contingent consideration for acquisition	$732,287	$—
Reclassification of stock-based comp from accrued expenses	$—	$117,001
Non-cash cost of commitment shares	$—	$295,750

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. ( “Adial”) was converted from a limited liability company formed under the name Adial Pharmaceuticals, LLC, formed on November 23, 2010 in the Commonwealth of Virginia to a corporation and reincorporated in Delaware on October 1, 2017. Adial is presently engaged in the development of medications for the treatment or prevention of addictions and related disorders.

Adial’s wholly owned subsidiary, Purnovate, Inc., was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. These consolidated financial statements include the accounts of both Adial and Purnovate for the year ended December 31, 2021 an only Adial for the year ended December 31, 2020 (collectively, “the Company”).

The Company is nearing completion of its first Phase 3 clinical trial of its lead compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

2 — LIQUIDITY AND OTHER UNCERTAINTIES

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $50.9 million as of December 31, 2021. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company believes that the existing cash and cash equivalents are sufficient to fund operations, including the Company’s ongoing trial of its lead compound AD04 as well as a number of additional, discretionary research and development projects, for at least the next twelve months following the filing of these consolidated financial statements and through March 2023.

Due to the COVID-19 pandemic, during the first three quarters of 2020, the Company experienced delays in certain countries in obtaining regulatory approval required to commence the trial in such countries, resulting in significantly slowed trial enrollment (see Other Uncertainties below). Enrollment rates subsequently improved, and the Phase 3 trial has completed clinical activities, with data release expected in the second quarter. There continues to be uncertainties regarding the potential impact of COVID-19 on our clinical trial and the associated cash projections. While the Company’s current estimates include the overhead costs necessary to support operations during the remaining trial period and other costs increases associated with conducting trial activities impacted by the pandemic, additional delays and cost increases could add to those estimates.

Taking into consideration the $9.1 million net proceeds of the fundraising that took place in February 2022, the Company’s cash on hand at the filing date is estimated to be sufficient to fund operations to achieve database lock. However, there can be no guarantee that the conditions will not change, due to the COVID-19 pandemic or for other reason and that the Company will require additional funding in order to reach database lock, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may occur and result in material disruption to the Company’s operations. In such case, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for its lead compound, AD04 and its preclinical and clinical trials of its other assets. Management plans on timely financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for financial information. In the opinion of management, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The operating results are not necessarily indicative of results that may be expected for any subsequent period. The financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials, estimated fair values of long-lived assets used to assess the value of intangible assets, acquired in-process research and development (“IPR&D”), and goodwill, allocation of purchase price in business acquisitions, measurement of contingent liabilities, and income tax asset realization.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2021 and 2020 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the years ended December 31, 2021 and 2020 were as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2021	2020
Warrants to purchase common shares	7,917,982	8,577,336
Common Shares issuable on exercise of options	3,585,310	2,668,866
Total potentially dilutive Common Shares excluded	11,503,292	11,246,202

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of December 31, 2021, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 43% for regulatory and sales-based milestones.

December 31, 2021
Opening balance	$–
Additions	(732,287)
Total losses recorded	(281,713)
Balance as of December 31, 2021	$(1,014,000)

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. The Company reviews goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the year ended December 31, 2021.

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

Adoption of Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company does not expect this guidance to have a significant impact on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 on January 1, 2021, with no material impact on our financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718) and Derivatives and Hedging - Contracts in an Entity's Own Equity (Subtopic 815-40) - Issuer's Accounting for Certain Modifications or Exchange of Freestanding Equity-Classified Written Call Options, which provides guidance for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. The Company adopted ASU 2021-04 on January 1, 2021, with no material impact on our financial statements.

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

Cash	$380,589
Property and equipment	6,954
Lease right of use assets	294,294
In-process research and development	455,000
Total identifiable assets acquired	1,136,837

Accounts payable and accrued liabilities	910
Notes payable	350,000
Lease liability	294,294
Paycheck protection program loan	29,088
Deferred tax liability	117,476
Total liabilities assumed	791,768

Total identifiable net assets acquired	345,069

Goodwill	248,971
Net assets acquired	$594,040

The Company’s consolidated financial statements for the year ended December 31, 2021 include the results of operations of Purnovate since January 26, 2021 during which period Purnovate contributed a net loss of approximately 1,923,000. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2020, nor is the financial information indicative of the results of future operations.

	Year ended December 31, 2021	Year ended December 31, 2020
Net revenue	$–	$–
Net loss	$(19,434,447)	$(11,269,352)
Net loss per share, basic and diluted	$(1.05)	$(0.86)

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

6 — ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT

The Company booked intangible assets associated with a number of ongoing research and development projects at the time of the acquisition of Purnovate. The changes in the carrying value of these acquired in-process research and development assets for the year ended are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
In-process research and development acquired during the period	455,000
Balance at December 31, 2021	$455,000

7 — GOODWILL

The Company recorded goodwill in connection with the acquisition of Purnovate. The changes in the carrying value of goodwill for the year ended are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
Goodwill acquired during the period	248,971
Balance at December 31, 2021	$248,971

8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Clinical research organization services and expenses	$1,826,479	$470,991
Employee compensation	520,795	322,437
Minimum license royalties	–	40,000
Manufacturing expenses	–	17,060
Legal and consulting services	29,656	6,151
Total accrued expenses	$2,376,930	$856,639

9 — RELATED PARTY TRANSACTIONS

In January 2011, the Company entered into an exclusive, worldwide license agreement with The University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group (the “UVA LVG”) for rights to make, use or sell licensed products in the United States based upon patents and patent applications made and held by UVA LVG (the “UVA LVG License”). The Company is required to pay compensation to the UVA LVG, as described Note 12. A certain percentage of these payments by the Company to the UVA LVG may then be distributed to the Company’s former Chairman of the Board who currently serves as the Company’s Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

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

On March 11, 2021, the Company entered into Securities Purchase Agreements (the “SPAs”) with each of Bespoke, three entities controlled by James W. Newman, Jr., a member of the Company’s Board of Directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 336,667 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman agreed to purchase an aggregate of 30,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002. In the year ended December 31, 2021, the Company issued 700,001 shares of common stock for total proceeds of $2,100,003. The shares sold pursuant to the SPAs were registered though a registration statement on Form S-3 that was filed with the SEC on April 20, 2021 and declared effective on May 26, 2021.

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

On November 9, 2021, the Company entered into a Securities Purchase Agreement with Bespoke Growth Partners, Inc. Pursuant to the terms of the agreement, Bespoke agreed to purchase up to 200,000 shares of common stock of the Company at a price of $4.00 per share for an aggregate investment of $800,000. Bespoke has a pre-existing relationship with the Company and is controlled by Mark Peikin, the Company’s Chief Strategy Officer. Pursuant to the terms of the stock purchase agreement, Bespoke purchased an initial 20,000 shares of the Company’s common stock on November 9, 2021 and agreed to purchase an additional 180,000 shares of the Company’s common stock upon the effectiveness of a registration statement. On December 17, 2021, after the effectiveness of a registration statement on form S-3, the additional 180,000 were sold.

See Note 12 for related party vendor, consulting, and lease agreements.

10 — SHAREHOLDERS’ EQUITY

Common Stock Issuances

On January 26, 2021, 669,980 unregistered shares of common stock were issued to the shareholders of Purnovate, Inc., including William B. Stilley, the Company’s CEO and entities controlled by James Newman, a Director, in consideration of purchase of Purnovate, Inc., at a total cost of $1,060,150 (See Note 4.)

On February 8, 2021, an option to purchase 10,000 shares of common stock at an exercise price of $1.45 per share was exercised for total proceeds of $14,500.

On February 25, 2021, previously registered warrants to purchase 712,500 shares at an exercise fee of $2.00 per share were exercised for a total of $1,425,000.

During the year ended December 31, 2021, the Company issued 1,645,907 shares of common stock under the Keystone equity purchase agreement for total proceeds of $3,850,000.

During the year ended December 31, 2021, the Company issued 2,566,669 shares of common stock for total proceeds of $7,900,007 under securities purchase agreements.

During the year ended December 31, 2021, the Company issued 713,000 shares of common stock to consultants for services rendered and to employees at a total cost of $1,980,900, respectively.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 27, 2021, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 7,500,000. At December 31, 2021, the Company had issued 694,993 shares and had outstanding 3,445,624 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 3,359,383 available for issue.

Stock Options

The following table provides the stock option activity for the years ended December, 2021 and 2020:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding, December 31, 2019	1,661,466		3.38	2.38
Issued	1,255,000		1.44	1.13
Cancelled	(247,600)		3.27	2.04
Outstanding December 31, 2020	2,668,866	8.09	$2.48	$1.13
Issued	1,132,000		2.47	2.37
Exercised	(215,556)		2.18	0.89
Outstanding December 31, 2021	3,585,310	7.80	$2.64	$2.02
Outstanding December 31, 2021, vested and exercisable	2,172,922	7.40	$2.78	$2.08

At December 31, 2021, the intrinsic value totals of the outstanding options were $1,648,200.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the year ended December 31, 2021:

December 31, 2021
Fair Value per Share	$2.21-4.52
Expected Term	1.00-5.75 years
Expected Dividend	$—
Expected Volatility	108.35-110.69%
Risk free rate	0.07-1.26%

During the year ended December 31, 2021, 1,132,000 options to purchase shares of common stock were granted at a fair value of $2,700,075, an approximate weighted average fair value of $2.39 per option, to be amortized over a service a weighted average period of 2.93 years at December 31, 2021. As of December 31, 2021, $2,765,191 in unrecognized compensation expense will be recognized over a remaining service period of 1.8 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Research and development options expense	304,421	252,173
Total research and development expenses	304,421	252,173
General and administrative options expense	1,955,096	1,168,281
Stock and warrants issued to consultants and employees	1,980,900	710,792
Total general and administrative expenses	3,935,996	1,879,073
Total stock-based compensation expense	$4,240,417	$2,131,246

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2019	6,669,274	4.23	$5.38	0.03
Issued	2,206,705		1.98
Exercised	(226,354)		$1.99
Outstanding December 31, 2020	8,649,625	3.46	$4.60	0.02
Issued	53,146		2.26
Exercised	(712,500)		$2.00
Outstanding December 31, 2021	7,990,271	2.63	$4.82	0.14

This table includes warrants to purchase 144,851 shares of common stock issued to consultants, including the 53,146 shares of common stock issued during the year ended December 31, 2021, with a total fair value of $149,581 at time of issue, calculated using the Black Scholes model assuming an underlying security values of ranging between $1.30 and $2.62, volatility rate ranging between 103.8% and 110.24%, a risk-free rate ranging between 0.43% and 0.49%, and an expected term ranging from 3.00 to 5.75 years. In the year ended December 31, 2021, the Company recognized $212,927 in expense associated with these warrants, with $11,103 remaining to be recognized at December 31, 2021.

During the years ended December 31, 2021 and 2020, 712,500 and 226,354 warrants to purchase shares of common stock were exercised for total proceeds of $1,424,998 and $450,008, respectively.

11 — INCOME TAXES

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year ended
	December 31, 2021	December 31, 2020
Federal statutory rate	21.00%	21.00%
Stock Options	(2.43%)	(2.84%)
Impairment charges	(1.67%)	0.00%
Other Permanent Items	(0.60%)	0.00%
State Taxes	2.78%	4.10%
Increase in VA	(18.61%)	(22.25%)
Other	0.00%	0.00%
Effective tax rate	0.48%	0.00%

Tax expense (benefit) for the year ended December 31, 2021 is shown on the table below:

	Current	Deferred	Total
Federal	—	(39,545)	(39,544)
State and Local	—	(54,532)	(54,532)
Total	—	(94,077)	(94,076)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2021 and 2020, respectively, are as follows:

Deferred Tax Assets & Liabilities (rounded)

	Deferred Tax Asset
	2021	2020
Net operating loss carry-forward	9,670,286	5,995,828
Accrued Expenses	116,147	62,659
Lease Liability	64,623	—
Less: valuation allowance	(9,692,143)	(6,058,191)
Total tax assets	$158,913	$296
Fixed Asset	(1,663)	—
Intangible assets	(117,340)	(296)
ROU Assets	(63,309)	—
Total deferred tax labilities	(182,312)	(296)
Net deferred tax asset (liability)	(23,399)	—

The Company has a net operating loss carry-forward of $38.2 million for Federal and of $34.9 million state tax purposes at December 31,2021, that is potentially available to offset future taxable income. NOLS generated prior to 2018 will expire in 2027 and the 20- year carryover limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of Taxable income.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $9.7M against the net deferred tax asset that is not realizable.

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

The company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership change since the Company's inception, due to the significant costs and complexities associated with such study. If the company has experienced a change in control, as defined by Section 382, at any time since its public offering, utilization of net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating losses before utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which they operate. In the normal course of business, the Company is subject to examination of Federal and state jurisdiction where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2021, open years related to the federal and state Jurisdictions are 2020, 2019, & 2018. The company has no open tax audits with any taxing authority as of December 31,2021.

12 — COMMITMENTS AND CONTINGENCIES

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

During both the years ended December 31, 2021 and 2020, the Company recognized $40,000 minimum license royalty expenses under this agreement.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04 for fees, as amended, of $3,603,351 (€3,168,895 converted to dollars at the Euro/US Dollar exchange rate of 1.1371 as of December 31, 2021) milestone payments. Through the end of 2020, 60% of the fee, a total of €1,619,626 in milestones, had been paid. On March 24, 2021, 60% of patients had been enrolled and a milestone payment of $318,905 was made. Finally, on August 17, 2021, the Company acknowledged that 100% of patients had been enrolled and a payment of $317,042 was made on August 20, 2021.

At December 31, 2021, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
90% of case report form pages monitored	5%	$153,473
PE analysis	5%	$153,473
Database is locked	10%	$306,946

During the year ended December 31, 2021, the Company recognized $441,008 in direct expenses associated with the Service Agreement 1, classified as R&D expense, including amortization of milestone payments and change order fees immediately recognized as expenses. On December 31, 2020 there was accrued R&D expense of $53,065 related to such direct expenses under this agreement, and on December 31, 2021 there was accrued R&D expense of $952,467 (not including likely settlement of disputed amounts, see below).

Service Agreement 1 also estimated approximately $2.5 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which are billed as incurred and the total contingent upon individual site rate and enrollment rates. Based on current enrollment rates and the various active clinical sites, the Company has increased its total estimated future site costs to a total of approximately $3.0 million, an estimate that could increase or decrease based on changes to individual site enrollment rates. During the year ended December 31, 2021, the Company recognized $2,268,640 in costs associated with fees to investigators and sites.

In November of 2021, the Company and Crown CRO entered into a dispute concerning the validity of a putative change order. In the opinion of management, this dispute is unlikely to lead to litigation. Negotiations for settlement of the matter are ongoing. The Company recognized a CRO fee expense and accrued expense liability of $441,008 reflecting a likely settlement of the matter which is likely to be deemed earned in 2021 and expects an additional settlement expense of $181,013 that will be deemed earned in 2022. Crown CRO’s present position in discussion represent a possible total liability associated with the matter of about $777,000.

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

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Year ended December 31, 2021
Components of total lease cost:
Operating lease expense	$75,116
Short-term lease expense	—
Total lease cost	$75,116

Supplemental cash flow information related to leases are as follows:

Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$67,719

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$294,294

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2021
Assets
Lease right of use assets	$246,209
Total lease assets	$246,209

Liabilities
Current liabilities:
Lease liability - current portion	$49,585
Noncurrent liabilities:
Lease liability, net of current portion	207,375
Total lease liability	$256,960

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

As of December 31, 2021
Weighted average remaining lease term (in years) - operating leases	4.08
Weighted average discount rate - operating leases	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of December 31, 2021, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2022	70,202
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$302,492
Less effects of discounting	(45,532)
Present value of future minimum lease payments	$256,960

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO had a 28.7% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease had a term of two years, and the monthly rent was $1,400. During the year ended December 31, 2021, the rent expense associated with this lease was $1,400. On acquisition of Purnovate, the sublease was terminated and the Company assumed the obligations of Purnovate’s lease.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On execution, Dr. Johnson received a signing bonus of $250,000 and option to purchase 250,000 shares of common stock. Dr. Johnson’s participation in the Grant Incentive Plan (see below) and 2017 Equity Incentive Plan continue unaffected. This agreement expires March 31, 2022. The Company recognized $375,000 in compensation expense in the year ended December 31, 2021.

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

As of December 31, 2020, the Company had recognized $147,120 in expenses, of which $108,056 were charged against cash advanced under the terms of the Amendment, leaving a net prepaid expense asset of $111,767 associated with this vendor agreement, and as of December 31, 2021, the Company had recognized $293,262 in expenses, of which $219,823 were charged against cash advanced under the terms of the Amendment, leaving zero prepaid assets associated with this vendor agreement. On April 5, 2021, the Company entered into another Lock-Up Agreement Extension (the “Second Lock-Up Extension”), which amended the Lock-Up Extension and extended the term of Dr. Johnson’s Lock-Up from April 1, 2021 until such date as the Company shall have publicly released the data from its ONWARD™ Phase 3 pivotal trial of its lead drug candidate, AD04, in genetically identified subjects for the treatment of Alcohol Use Disorder. See Note 9 for a release of this lockup with respect to certain shares and warrants beneficially owned by Dr. Johnson.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.2 million in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2021, the Company did not have any pending legal actions.

13 — SUBSEQUENT EVENTS

On February 10, 2022, the Company, entered into a securities purchase agreement with an accredited institutional investor providing for the issuance of (i) 2,322,250 shares of the Company’s common stock, par value $0.001, (ii) pre-funded warrants to purchase up to 1,865,000 shares of Common Stock with an exercise price of $0.001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of Common Stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants, with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 3,977,888 shares of Common Stock at an exercise price of $2.52 per share. The Company realized net proceeds from the offering of approximately $9.1 million after deducting fees due to the placement agent and the Company’s transaction expenses.

The Company agreed to file a registration statement (the “Registration Statement”) to register the resale of the warrant shares within 90 days of the date of the Purchase Agreement and to use its commercially reasonable efforts to obtain effectiveness of the Registration Statement within 181 days following the closing of the offering. Accordingly, a registration statement registering the warrant shares was filed with the SEC on February 22, 2022 and is expected to be declared effective after the filing date of these financial statements.

On February 23, 2022, the Company issued an aggregate 561,667 options to purchase shares of common stock at an exercise price of $2.00 for a total expected cost of $923,534 to be recognize over a service period of 3 years. On the same day, 450,000 shares common stock were issued in compensation to our CEO and a consultant with an estimated fair value of $900,000. All options and shares issued were issued on the Company’s 2017 Equity Incentive Plan.

On February 28, 2022, the Company entered into a retainer agreement under the terms of which the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $2.06 per share and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.58 per share.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal controls over financial reporting were not effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective March 22, 2022, we entered in a contract extension agreement with Dr. Bankole A. Johnson, the Company’s Chief Medical Officer, to extend the term of our consulting agreement, dated March 24, 2019, with Dr. Johnson for an additional three-year term, subject to early termination by either party upon thirty (30) days prior written notice. Pursuant to the Extension Agreement, Dr. Johnson will continue to serve will serve as our Chief Medical Officer under the consulting agreement and will receive an annual fee of $370,000. A copy of the amendment is filed as Exhibit 10.45 to this Annual Report on Form10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which will consist of William B. Stilley, III and Kevin Schuyler, whose term will expire at our annual meeting of stockholders to be held in 2022;

●	Class II, which will consist of Tony Goodman, Robertson H. Gilliland, and Cary Claiborne, whose terms will expire at our annual meeting of stockholders to be held in 2023; and

●	Class III, which will consist of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2024.

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

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
William B. Stilley, III, MBA	54	Chief Executive Officer, President and Director
Cary Claiborne	61	Chief Operating Officer, Director
Joseph Truluck, MBA	43	Chief Financial Officer
Bankole A. Johnson, DSc, MD	62	Chief Medical Officer
Robertson H. Gilliland, MBA	41	Director
Tony Goodman	57	Director
J. Kermit Anderson	72	Director
James W. Newman, Jr.	79	Director
Kevin Schuyler, MBA, CFA	53	Director, Vice Chairman of the Board, Lead Independent Director

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

William B. Stilley, III, Chief Executive Officer, President and Director

William B. Stilley has served as our Chief Executive Officer since December 2010, our Secretary and Treasurer from April 2012 until October 2017 and a director since April 2011. In July 2018 and September 3, 2021, Mr. Stilley was appointed to serve as a member of the board of directors of Avalon GloboCare Corp. (Nasdaq: AVCO) and Sysorex, Inc., respectively, where he also serves as Chairman of the audit committees. Prior to joining the Company from August 2008 until December 2010, Mr. Stilley was the Vice President, Business Development & Strategic Projects at Clinical Data, Inc. (Nasdaq: CLDA). At Clinical Data, Inc., Mr. Stilley worked on licensing and M&A transactions and was involved in management of Phase 3 clinical trials, production of Viibryd ® for initial commercial launch of the product, and sourcing drug product and drug substance for the Phase 3 clinical trials of the company’s vasodilator drug for myocardial stress imaging. From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC where he ran the internal operations of the company, including research and development, and all financing activity, until the sale of its principal assets were acquired by Clinical Data, Inc. in August 2008. Deals closed include, without limitation, financings, licenses or acquisition agreements with Johnson & Johnson, Novartis, Santen Pharmaceuticals, Epix Pharmaceuticals, CombinatoRx, ATEL Ventures, Medical Predictive Sciences Corporation, and Novartis Ventures. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps.

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

Cary J. Claiborne, Chief Operating Officer and Director

Cary J. Claiborne has served as our Chief Operating Officer since December 2021 and a director since November 2021. In December 2021, Mr. Claiborne was appointed to the board of directors of NeuroSense Therapeutics (Nasdaq: NRSN) where he also serves as Chairman of the audit committee.

Prior to joining Adial, Mr. Claiborne served as CEO of Prosperity Capital Management, LLC, a Private Investment and Advisory firm that he founded. Prosperity Capital is focused on private Investment Management and providing Advisory Services to clients in multiple industries with an emphasis in the Pharma/Biotech and Finance sectors. From November 2014 until February 2017, he served as the Chief Financial Officer and member of the Board of Directors at Indivior PLC (INDV, FTSE 500), a specialty pharmaceutical company. Mr. Claiborne led the company’s spin off from its then parent company, Reckitt Benckiser, to become an independent, listed company. While at Indivior, he established and oversaw corporate reporting, internal audit, tax, treasury, external audit and information technology. Prior to joining Indivior, Mr. Claiborne served as the CFO of Sucampo Pharmaceuticals, Inc. (Nasdaq: SCMP), a global biopharmaceutical company, which was later sold to Mallinckrodt. Before joining Sucampo, Mr. Claiborne served as CFO and Corporate Secretary of Osiris Therapeutics, Inc. (Nasdaq: OSIR), and oversaw corporate finance during the company’s initial public offering.

Mr. Claiborne graduated from Rutgers University with a B.A. in Business Administration and from Villanova University with an M.B.A., and was a National Association of Corporate Directors (NACD) Governance Fellow.

Joseph Truluck, Chief Financial Officer, Treasurer and Secretary

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

Bankole A. Johnson, D.Sc., M.D., Chief Medical Officer

Bankole Johnson has served as our Chief Medical Officer since March 24, 2019. Dr. Johnson also served as the Chairman of our Board from November 2010 until March 24, 2019. Dr. Johnson is a world-leading neuroscientist and a pioneer in the development of medications for the treatment of alcohol abuse and is the inventor of all patents covering AD04. In August 2013, he was appointed Chairman of the Department of Psychiatry at the University of Maryland School of Medicine and also leads the Brain Science Research Consortium Unit at the University of Maryland, a position he held until March 2019 to devote greater focus to his new duties with us. Previously, from 2004 until August 2013, he served as Alumni Professor and Chairman of the Department of Psychiatry and Neurobehavioral Sciences at the University of Virginia.

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

Board Composition and Election of Directors

Our board of directors consists of seven members: Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, Kevin Schuyler, Cary Claiborne, and William Stilley. Our board of directors has undertaken a review of its composition and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, and Kevin Schuyler is “independent” under the applicable rules of the SEC and Nasdaq and that Mr. Stilley is not “independent” as defined under such rules. In making such determination, our board of directors considered the relationship that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Messrs. Stilley and Claiborne are not independent directors under these rules because they our Chief Executive Officer and President and our Chief Operating Officer, respectively.

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

Special Committee

During 2020, the Board of Directors also formed a Special Committee comprised of Tony Goodman, Robin Gilliland and until his transition as a director, Jack Reich, in order to negotiate and consummate the Acquisition of Purnovate, which Special Committee terminated after the consummation of the Acquisition. Mr. Goodman and Mr. Gilliland each received cash compensation of $7,000 for serving on the Special Committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership within 10 days after he or she becomes a beneficial owner, director or officer and reports of changes in ownership of our common stock and other equity securities within two business days after the transaction is executed. Our officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2021 and 2020 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary		Bonuses		Option Award(s)		All Other Compensation		Total
William B. Stilley	2021	$408,750		$114,800	(1)	$632,870	(2)	$71,436	(3)	$1,227,856
Chief Executive Officer and Member of the board of directors	2020	$400,000		$150,000	(4)	$519,800	(5)	$64,103	(6)	$1,133,903

Cary Claiborne	2021	$15,200	(7)	$—		$447,650	(8)	$3,913	(9)	$466,763
Chief Operating Officer and Member of the Board of Directors

Joseph A. M. Truluck	2021	$248,750		$45,500	(10)	$316,435	(11)	$13,839	(12)	$624,524
Chief Financial Officer	2020	$167,493		$50,000	(13)	$226,000	(14)	$7,540	(15)	$451,033

(1)	Bonuses for Mr. Stilley were comprised of cash performance bonus payment of $114,800 earned in 2021 and paid in 2022.

(2)	Includes the fair value of 250,000 options to purchase shares of common stock at an exercise price of $3.11 per share issued on February 8, 2021 at a fair value of $2.53 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(3)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,004); (ii) the payment by our company of insurance premiums including life, dental, vision ($28,245); (iii) matched 401(k) contributions ($11,187); and (iv) cash fee for services as a Director ($24,000).

(4)	Bonuses for Mr. Stilley were comprised of cash performance bonus payment of $120,000 earned in 2020 and paid in 2021 with an additional 30,000 extraordinary cash bonus paid in 2021.

(5)	Includes the fair value of 460,000 options to purchase shares of common stock at an exercise price of $1.44 per share issued on March 2, 2020 at a fair value of $1.13 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,004); (ii) the payment by our company of insurance premiums including life, dental, vision ($28,086); (iii) matched 401(k) contributions ($8,013); and (iv) cash fee for services as a Director ($20,000).

(7)	Mr. Claiborne began his service as COO on December 8, 2021.

(8)	Includes the fair value of 60,000 options to purchase shares of common stock at an exercise price of $3.15 per share issued for service as a director on November 2, 2021 at a fair value of $2.53 per option and 130,000 options to purchase shares of common stock at an exercise price of $2.64 per share issued on December 7, 2021 at a fair value of $2.28 per option. All options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(9)	All other compensation for Mr. Claiborne is comprised of cash fee for services as a Director of $3,913.

(10)	Consisting of a cash performance bonus payment of $45,500 fully earned in 2021 and paid in 2022.

(11)	Represents the fair value of 125,000 options to purchase shares of common stock at an exercise price of $3.11 per share issued on February 8, 2021 at a fair value of approximately $2.53 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(12)	Comprised of $13,839 in matched 401(k) contributions.

(13)	Consisting of a cash performance bonus payment of $34,000 fully earned in 2020 and an additional $16,000 extraordinary performance cash bonus paid in 2021.

(14)	Represents the fair value of 200,000 options to purchase shares of common stock at an exercise price of $1.44 per share issued on March 3, 2020 at a fair value of approximately $1.13 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(15)	Comprised of $7,540 in matched 401(k) contributions.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2021)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2021:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
William B. Stilley	57,471	—	(1)	$5.70	6/30/2027
Chief Executive Officer and Member of the Board of Directors	472,222	27,778	(2)	$3.39	3/9/2029
	281,111	178,889	(3)	$1.44	3/3/2030
	76,389	173,611	(5)	3.11	2/8/31

Cary Claiborne	5,000	55,000	(6)	$3.15	11/1/31
Chief Operating Officer and Member of the Board of Directors	3,611	126,389	(7)	$2.64	12/7/31

Joseph Truluck	30,132	—	(1)	$5.70	6/30/2027
Chief Financial Officer	170,000	10,000	(2)	$3.39	3/9/2029
	122,222	77,778	(3)	$1.44	3/3/2030
	38,194	86,806	(5)	3.11	2/8/31

(1)	One thirty-sixth (1/36) of these options vested on the date of grant, June 30, 2017, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(2)	One thirty-sixth (1/36) of these options vested on the date of grant, March 9, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(3)	One thirty-sixth (1/36) of these options vested on the date of grant, March 3, 2020, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(4)	One thirty-sixth (1/36) of these options vested on the date of grant, March 25, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(5)	One thirty-sixth (1/36) of these options vested on the date of grant, February 8, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(6)	One thirty-sixth (1/36) of these options vested on the date of grant, November 2, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(7)	One thirty-sixth (1/36) of these options vested on the date of grant, December 7, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

Does not include the grant on February 23, 2022 of an option to each of Cary Claiborne and Joseph Truluck of an option to purchase 6,667 and 100,000 shares of our common stock, respectively. The shares of common stock underlying the option awards each vest pro rata on a monthly basis over a thirty-six month period.

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Stilley, Claiborne, and Truluck.

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

In connection with the appointment of Mr. Claiborne as Chief Operating Officer of the Company, we and Mr. Claiborne entered into a three-year employment agreement (the “Claiborne Employment Agreement”). Pursuant to the terms of the Claiborne Employment Agreement, Mr. Claiborne receives an annual base salary of $304,000, has a target bonus opportunity equal to 25% of his base salary and devotes no less than 80% of his business time to the affairs of the Company. Mr. Claiborne’s annual salary is subject to increase at the discretion of the Board. The Board may, in its discretion, pay a portion of Mr. Claiborne’s annual bonus in the form of cash or equity or equity-based awards (or any combination thereof). Mr. Claiborne is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

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

In the event that Mr. Stilley’s, Mr. Claiborne, or Mr. Truluck’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Employment Agreement), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months for Mr. Stilley, 6 months in the case of Mr. Claiborne, and 6 months in the case of Mr. Truluck, plus 12 months of COBRA premium reimbursement. If Mr. Stilley’s termination occurs within 60 days before or within 24 months following a Change of Control, then Mr. Stilley will be entitled to receive the same severance benefits as provided above except he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation and (b) 24 times the monthly COBRA premium for himself and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Mr. Stilley’s employment is terminated by us without Cause or by the him for Good Reason, in either case, upon or within 24 months following a Change of Control, then he will be entitled to full vesting of all equity awards received by him from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance).

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

For purpose of each of the Stilley EA, Claiborne EA, and Truluck EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one -way driving distance by more than twenty -five (25) miles from the Executive’s then -current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Stilley EA, Claiborne EA, and Truluck EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the board of directors that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Stilley EA, Claiborne EA, and Truluck EA, “Change of Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the board of directors.

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2021. Messrs. Stilley and Claiborne also served on our board of directors and received compensation as a result. The compensation for Messrs. Stilley and Claiborne as executive officers and Directors is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$35,000	—	$101,259	$—	—	—	$136,259
Robertson H. Gilliland, MBA	$37,000	—	$101,259	$—	—	—	$138,259
Tony Goodman	$41,000	—	$101,259	$—	—	—	$142,259
James W. Newman, Jr.	$38,000	—	$101,259	$—	—	—	$139,259
Kevin Schuyler, MBA, CFA	$40,000	—	$101,259	$—	—	—	$141,259

(1)	As of December 31, 2021, the following are the total outstanding number of option awards held by each of our non-employee directors, all awards having been made prior to January 1, 2022:

Name	Option Award (#)
J. Kermit Anderson	105,580
Robertson H. Gilliland, MBA	105,580
Tony Goodman	111,160
James W. Newman, Jr.	105,580
Kevin Schuyler, MBA, CFA	105,580

Directors receive cash compensation for their service as directors, including service as members of each committee on which they serve.

Does not include options to purchase 40,000 shares of our common stock issued to each non-executive director on February 23, 2022. The option vest pro rata on a monthly basis over 36 months.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of directors, which plan was amended on February 12, 2021 with respect to directors’ compensation, which plan remained in effect in 2021:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$30,000	$16,000	$11,000	$8,000
Member	$24,000	$8,000	$6,000	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Principal Stockholders Table

The following table sets forth certain information, as of March 23, 2022, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of March 23, 2022, we had 23,718,962 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before May 15, 2022, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911.

Name and address of beneficial owner	Number of shares (pro forma) beneficially owned	Percentage of shares beneficially owned
Directors and named executive officers
William B. Stilley, III (Chief Executive Officer, President, and Director)(1)	2,469,963	9.88%
Cary Claiborne (Chief Operating Officer and Director)(2)	35,741	*
Joseph Truluck (Chief Financial Officer)(3)	540,365	2.24%
J. Kermit Anderson (Director)(4)	72,802	*
Robertson H. Gilliland, MBA (Director)(5)	72,802	*
Bankole Johnson, DSc, MD (Chief Medical Officer)(6)	844,532	3.51%
James W. Newman, Jr. (Director)(7)	841,451	3.47%
Kevin Schuyler, CFA (Director)(8)	1,113,499	4.51%
Tony Goodman (Director)(9)	94,137	*

All current executive officers and directors as a group (9 persons)	6,085,293	22.14%

*	less than 1%

(1)	Includes (i) 854,396 shares of common stock, a warrant to acquire 10,829 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 36,800 shares of our common having an exercise price of $5.00 per share, a warrant to acquire 5,452 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,827 shares of our common stock having an exercise price of $6.25 per share; (ii) 333,250 shares of common stock and a warrant to acquire 9,824 shares of our common stock having an exercise price of $7.63 per share owned by Mr. Stilley and his wife Anne T. Stilley. Does not include (x) 5,580 shares of our common stock owned by the Meredith A. Stilley Trust dtd 11/23/2010; (y) 5,580 shares of our common stock owned by the Morgan J. Stilley Trust dtd 11/23/2010; and (z) 5,580 shares of our common stock owned by the Blair E. Stilley Trust dtd 11/23/2010. The trusts are for the benefit of Mr. Stilley’s children and Mr. Stilley is not the trustee. Mr. Stilley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest he may have in such shares. The number of shares reported for Mr. Stilley represents the number of shares he and the trusts received in connection with the corporate conversion/reincorporation and subsequent stock issuances. Includes 1,013,585 shares of common stock which will have been vested within 60 days of March 23, 2022, which shares were part of total option grants to purchase 1,267,474 shares of our common stock. Of the shares of common stock listed above, 201,109 held by Mr. Stilley and his wife Anne T. Stilley that were issued to them in connection with the acquisition of Purnovate, LLC are subject to a lock-up and are held in escrow as collateral to secure certain of our rights in connection with the acquisition agreement until the earlier of two (2) year anniversary of the closing of the acquisition or on the termination date of Mr. Stilley’s employment if termination is by us without cause.

(2)	Includes 35,741 shares of common stock which will vest within 60 days of March 23, 2022, which shares were part of total option grants to purchase 196,667 shares of our common stock.

(3)	Comprised of 107,639 shares of our common stock. The number of shares also includes 5,927 warrants to purchase shares of common stock at an exercise price of $6.25 per share. Includes 426,799 shares of common stock, which will vest within 60 days of March 23, 2022, which shares were part of a total option grant to purchase 635,132 shares of our common stock.

(4)	Includes 33,913 shares of common stock which will vest within 60 days of March 23, 2022, which shares were part of total option grants to purchase 105,580 shares of our common stock.

(5)	Includes 33,913 shares of common stock which will vest within 60 days of March 23, 2022, which shares were part of total option grants to purchase 105,580 shares of our common stock.

(6)	Includes (i) 148,246 shares of our common stock owned by En Fideicomiso De Mi Vida 11/23/2010 (Trust); (ii) 93,000 shares of our common stock owned by En Fidecomiso de Todos Mis Suenos Grantor Retained Annuity Trust dated June 27, 2017; (iii) 201,055 shares of our common stock, a warrant to purchase 3,275 shares of our common stock having an exercise price of $7.63, warrants to purchase 39,714 shares of our common stock having an exercise price of $6.25, a warrant to purchase 17,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Bankole A. Johnson; (iv) 22,320 shares of our common stock owned by En Fideicomiso De Mis Suenos 11/23/2010 (Trust); (v) 10,090 shares of our common stock owned by De Mi Amor 11/23/2010 (Trust); (vi) an aggregate of 9,300 shares of our common stock owned by Efunbowale Johnson, Ade Johnson, Lola Johnson, Lina Tiouririne, and Aida Tiouririne from whom Dr. Johnson has an voting proxy, (vi) 40,463 shares of our common stock owned by Medico -Trans Company, LLC. Medico -Trans Company, LCC is controlled by Bankole Johnson. Dr. Johnson is the Trustee of each Trust. Includes 259,469 shares of common stock which will have been vested within 60 days of March 23, 2022, which shares were part of total option grants to purchase shares of our common stock. Dr. Johnson executed a guaranty, dated December 12, 2019, of PEPCO’s performance under the Master Services Agreement, dated July 5, 2019, and statement of work (the “Guaranty”), together with a pledge and security agreement, dated December 12, 2019 (the “Pledge and Security Agreement”), to secure the Guaranty with 600,000 shares our common stock beneficially owned by him and a lock-up agreement, dated December 12, 2019, and last amended October 5, 2021, pursuant to which he agreed not to transfer or dispose of, directly or indirectly, any shares of our common stock, as currently owned by him, until after public release of data from the Onward trial.

(7)	Includes (i) 152,963 shares of common stock, a warrant to purchase 5,415 shares of our common stock having an exercise price of $.0054 per share, a warrant to purchase 4,974 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,715 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 92,000 shares of common stock having an exercise price of $5.00 per share, all owned by Virga Ventures, LLC; (ii) 41,160 shares of our common stock a warrant to acquire 29,931 shares of our common stock at an exercise price of $6.25 per share and a warrant to acquire 2,372 shares of our common stock having an exercise price of $7.63 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 50,221 shares of our common stock, a warrant to acquire 1,186 shares of our common stock having an exercise price of $7.63 per share and a warrant to acquire 45,178 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 20,000 shares of our common stock having an exercise price of $5.00 per share, all owned by Ivy Cottage Group, LLC.; (iv) 34,475 shares of our common stock, a warrant to acquire 2,707 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 708 shares of our common stock having an exercise price of $7.63 per share, all owned by Rountop Limited Partnership, LLP; (v) 34,644 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share held in a Roth IRA for the benefit of Mr. Newman; (vi) 20,000 shares of common stock and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share, all owned directly by Mr. Newman, and (vii) 5,000 shares of common stock owned by Courtney Newman, daughter of Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes 72,802 shares of common stock which will vest within 60 days of March 23, 2022, which shares were part of total option grants to purchase 145,580 shares of our common stock. Of the shares of our common stock listed above, 2,544 held by Virga Ventures, LLC and 1,187 held by Rountop Limited Partnership, LLP that were issued to them in connection with the acquisition of Purnovate are subject to a lock-up and are held in escrow as collateral to secure certain of our rights in connection with the acquisition agreement until five (5) days after the effective date of a registration statement registering such shares with respect to thirty percent (30%) of such shares and on the one (1) year anniversary of the closing of the acquisition with respect to seventy percent (70%) of such shares.

(8)	Includes (i) 3,042 shares of our common stock and a warrant to acquire 1,963 shares of our common stock at an exercise price of $.0054 per share, and a warrant to acquire 1,172 shares of common stock at exercise price of $7.63, owned by Carolyn M. Schuyler, Mr. Schuyler’s wife, (ii) warrant to acquire 1,010 shares common stock at exercise price of $.0054 per share, warrant to acquire 89,600 shares common stock at exercise price of $5.000 per share, warrant to acquire 261,661 shares common stock at exercise price of $6.25 per share, and warrant to acquire 8,649 shares common stock at exercise price of $7.63 per share, all owned by the Kevin William Schuyler 2020 Irrevocable Perpetuities Trust, for which Mr. Schuyler’s wife Carolyn M. Schuyler, is trustee, and (iii) 144,200 shares of common stock, warrants to acquire 336,800 shares of common stock having an exercise price of $6.25 per share, and a warrant to acquire 192,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes 72,802 shares of common stock which will vest within 60 days of March 23, 2022, which shares were part of total option grants to purchase 145,580 shares of our common stock.

(9)	Includes 8,755 shares of our common stock our common stock and a warrant to acquire 7,000 shares of our common stock having an exercise price of price of $6.25 per share issued upon consummation of our initial public offering. Mr. Goodman has also been granted an option to purchase 151,160 shares of our common stock, of which 78,382 are vested and exercisable within 60 days of March 23, 2022.

Changes In Control

None.

Equity Compensation Plan Information

See Part I, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

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

Related-Party Transactions

The following is a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at the end of the last two recent fiscal years and in which any of our executive officers, directors, director nominees or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this Annual Report on Form 10-K entitled “Management—Non-Employee Director Compensation” and “Executive Compensation.”

PEPCO MSA

On July 5, 2019, we entered into a Master Services Agreement (the “MSA”) and attached statement of work (the “SOW”) with Psychological Education Publishing Company (“PEPCO”) to administer a behavioral therapy program during our currently ongoing Phase 3 clinical trial using AD04, for the treatment of alcohol use disorder. Specifically, PEPCO is engaged in the business of training and certifying clinical investigators in the administration of Brief Behavioral Compliance Enhancement Treatment (“BBCET”). PEPCO is owned by Dr. Bankole Johnson, our Chief Medical Officer. We may terminate the MSA at any time upon ten (10) days prior written notice to PEPCO. Unless otherwise indicated in our notice of termination, Work (as defined in the MSA) under any statement of work in progress at the time of the delivery of notice of termination shall continue as if the applicable statement of work had not been terminated, and the terms hereof shall continue to apply to such work. We may also terminate the MSA for cause due to PEPCO’s failure to perform its obligations thereunder upon three (3) days prior written notice to PEPCO; provided, however, the Company may terminate the MSA immediately in the event of PEPCO’s violation, or threatened violation, of certain provisions contained therein.

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

On October 5, 2021, we released 200,000 shares of our common stock and 150,000 warrants, expiring July 31, 2023 and exercisable at $6.25 per share, beneficially owned by Dr. Johnson, from the Lock-Up Agreement by and between us and Dr. Johnson, dated December 12, 2019, as amended, and the related Pledge and Security Agreement, by and between us and Dr. Johnson, dated December 12, 2019, to permit the sale of such shares and warrants to Bespoke Growth Partners, Inc. in a private transaction.

Grant Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2021, no grant funding that would result in a payment to the Plan Participant had been obtained.

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

Purnovate Sublease

On March 1, 2020, we entered into a sublease with Purnovate, LLC, a private company in which our CEO has a 35% financial interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease has a term of two years, and the monthly rent is $1,400.

Related Party Share Purchase Agreements

On September 21, 2020, we concluded a private placement of 357,143 unregistered shares of common stock at an above market price of $1.40 per share with Bespoke Growth Partners, Inc. (“Bespoke”). Bespoke is controlled by Mark Peikin, who serves as our non-executive Chief Development Officer (and who is neither an executive officer nor director of the Company). Net proceeds of the offering was $500,000.

On March 11, 2021, the we entered into Securities Purchase Agreements (the “March SPAs”) with each of Bespoke, three entities controlled by James W. Newman, Jr., a member of the Company’s Board of Directors (“Newman”), and Keystone Capital Partners, LLC (“Keystone”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 336,667 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Newman agreed to purchase an aggregate of 30,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002.

On July 6, 2021, we entered into Securities Purchase Agreements, dated July 6, 2021 (the “July SPAs”), with three pre-existing investors for an aggregate investment of $5,000,004 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of our common stock at a purchase price of $3.00 per share. SPAs were entered with each Bespoke, Keystone, and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of our common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of our common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

Under the terms of the July SPAs, on July 7, 2021: (i) Bespoke purchased 83,334 shares of our common stock and agreed to purchase an additional 750,000 shares of our common stock upon the effectiveness of the Registration Statement; (ii) Keystone purchased 50,000 shares of the Company’s common stock and agreed to purchase an additional 450,000 shares of our common stock upon the effectiveness of the registration statement; and (iii) Gilliam purchased 33,334 shares of our common stock and agreed to purchase an additional 300,000 shares of our common stock upon the effectiveness of the Registration Statement.

Under the terms of the July SPAs, on August 2, 2021, Bespoke purchased 750,000 shares of our common stock for proceeds of $2,250,000; and on August 4, 2021, Keystone purchased 450,000 shares of our common stock for proceeds of $1,350,000 and Gilliam purchased 300,000 shares of our common stock for proceeds of $900,000. The shares sold pursuant to the July SPAs were registered though a registration statement on Form S-3 that was filed with the SEC on July 20, 2021 and declared effective on July 29, 2021.

On November 9, 2021, the Company entered into a Securities Purchase Agreement with Bespoke (“the November SPA”) whereby Bespoke agreed to purchase up to 200,000 shares of our common stock at a price of $4.00 per share for an aggregate investment of $800,000. Pursuant to the terms of the November SPA, Bespoke purchased an initial 20,000 shares of our common stock on November 9, 2021 and agreed to purchase an additional 180,000 shares of our common stock upon the effectiveness of a registration statement. On December 17, 2021, after the effectiveness of a registration statement on form S-3, the additional 180,000 were sold.

Johnson Consulting Agreement Extension

Effective March 22, 2022, we entered in a contract extension agreement with Dr. Bankole A. Johnson, our Chief Medical Officer, to extend the term of the Company’s consulting agreement, dated March 24, 2019, with Dr. Johnson for an additional three-year term, subject to early termination by either party upon thirty (30) days prior written notice. Pursuant to the Extension Agreement, Dr. Johnson will continue to serve will serve as our Chief Medical Officer under the consulting agreement and will receive an annual fee of $370,000. A copy of the amendment is filed as Exhibit 10.45 to this Annual Report on Form10-K.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Friedman LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2021 and 2020 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020

Audit fees and expenses(1)	$164,520	$173,000
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$164,520	$173,000

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Bylaws of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.3#	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4+	Option Agreement between ADial Pharmaceuticals, L.L.C and Tony Goodman, effective July 1, 2017 (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5+	Grant Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.6+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

4.7+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.9	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to Exhibit 4.20(a) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.10	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to Exhibit 4.20(b) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.11	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.12	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.13	Form of Warrant (Incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.14	Form of Unit Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on September 10, 2018)
4.15	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on November 14, 2018)
4.16	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on November 14, 2018)
4.17	Description of Securities (Incorporated by reference to Exhibit 4.19 to the Company's Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 22, 2021)
4.18	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 12, 2020)
4.19	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
4.20	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective October 21, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective May 18, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective March 27, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

10.5+	Form of Employment Agreement between the Company and William B. Stilley, III (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6+	Form of Employment Agreement between the Company and Joseph Truluck (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.7	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective August 15, 2017 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.9	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.10	Security Agreement dated June 6, 2018 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.11	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 19, 2018)
10.12+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William B. Stilley, III, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.13+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.14+	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 26, 2019)
10.15	Master Services Agreement and related statement of work, dated July 5, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 8, 2019)
10.16	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.17+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.18	Amendment to Statement of Work under Master Services Agreement dated December 12, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.19	Guaranty, dated December 12, 2019, executed by Dr. Bankole Johnson (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)

10.20	Pledge and Security Agreement, dated December 12, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.21	Lock-Up Agreement, dated December 12, 2019 between Adial Pharmaceuticals, Inc., Bankole A. Johnson and certain entities controlled by Bankole A. Johnson (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.22	Amendment No. 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 31, 2019)
10.23+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 6, 2020)
10.24	Lock-Up Agreement Extension and Right of First Refusal dated August 19, 2020 to Lock-Up Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 25, 2020)
10.25+	Amendment No. 2 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-38323, filed with the Securities and Exchange Commission on July 21, 2020)
10.26	Common Stock Purchase Agreement, dated as of November 18, 2020, by and between Adial Pharmaceuticals, Inc. and Keystone Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 24, 2020)
10.27	Registration Rights Agreement, dated as of November 18, 2020, by and between Adial Pharmaceuticals, Inc. and Keystone Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 24, 2020)
10.28	Equity Purchase Agreement, dated December 7, 2020, by and among Adial Pharmaceuticals, Inc., Purnovate, LLC, the members of Purnovate, LLC and Robert D. Thompson, as member representative (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 10, 2020)
10.29+	Offer Letter, dated December 14, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 17, 2020)
10.30	Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp. as successor-in interest to Purnovate, LLC, and Robert D. Thompson, as member representative, to the Equity Purchase Agreement, dated December 7, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2021)
10.31	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 15, 2021)
10.32	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 15, 2021)
10.33+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)

10.34+	Amendment to Executive Employment Agreement with Joseph Truluck, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.35+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of March 17, 2021 (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.36	Lockup Agreement Extension executed Dr. Bankole Johnson, dated April 5, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 9, 2021)
10.37	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 9, 2021)
10.38	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 9, 2021)
10.39+	Amendment No. 3 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 29, 2021)
10.40	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2021)
10.41	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2021)
10.42+	Employment Agreement between Adial Pharmaceuticals, Inc. and Cary Claiborne, dated as of December 7, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 9, 2021)
10.43	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.44	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.45+#	Amendment, dated March 22, 2022, to Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019
21.1#	List of Subsidiaries of Adial Pharmaceuticals, Inc.
23.1#	Consent of Friedman LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Instance Document.
104	Inline XBRL Taxonomy Extension Schema Document.

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2022.

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

Signature	Title	Date

/s/ William B. Stilley	Chief Executive Officer and President
William B. Stilley	(Principal Executive Officer)	March 28, 2022

/s/ Joseph M. Truluck	Chief Financial Officer
Joseph M. Truluck	(Principal Financial and Accounting Officer)	March 28, 2022

/s/ Cary Claiborne
Cary Claiborne	Chief Operating Officer, Member of the Board of Directors	March 28, 2022

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	March 28, 2022

/s Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	March 28, 2022

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	March 28, 2022

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	March 28, 2022

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Vice Chairman of the Board of Directors	March 28, 2022