Form 10-Q
period 2022-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2022-08-15
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of common stock outstanding as of August 12, 2022 was 25,853,962.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$9,156,635	$6,062,173
Prepaid research and development	588,931	9,931
Prepaid expenses and other current assets	194,054	389,501
Total Current Assets	9,939,620	6,461,605

Other Assets:
Fixed Assets, net	54,287	58,149
Intangible assets, net	4,759	5,041
Acquired in-process research and development	455,000	455,000
Right-to-use Asset	220,660	246,209
Goodwill	248,971	248,971

Total Assets	$10,923,297	$7,474,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$617,778	$286,192
Accrued expenses	1,009,042	2,376,930
Accrued expenses, related party	175,000	—
Lease liability, current	53,136	49,585
Other current liabilities	11,860	9,683
Total Current Liabilities	1,866,816	2,722,390

Contingent liabilities	892,000	1,014,000
Lease liability, non-current	179,702	207,375
Deferred tax liability	23,399	23,399
Total Liabilities	2,961,917	3,967,164

Commitments and contingencies

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 25,853,962 and 20,946,712 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	25,854	20,947
Additional paid in capital	65,634,012	54,429,979
Accumulated deficit	(57,698,486)	(50,943,115)
Total Shareholders’ Equity	7,961,380	3,507,811

Total Liabilities and Shareholders’ Equity	$10,923,297	$7,474,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development expenses	$1,200,127	$2,319,049	$1,796,468	$4,370,672
General and administrative expenses	2,630,335	2,084,676	5,092,948	4,873,387
Total Operating Expenses	3,830,462	4,403,725	6,889,416	9,244,059

Loss From Operations	(3,830,462)	(4,403,725)	(6,889,416)	(9,244,059)

Other Income (Expense)
Interest income	6,930	1,181	12,045	1,476
Change in value of contingent liability	(24,000)	(67,478)	122,000	(61,203)
Other income	–	29,088	–	29,088
Total other income (expense)	(17,070)	(37,209)	134,045	(30,639)

Loss Before Provision For Income Taxes	(3,847,532)	(4,440,934)	(6,755,371)	(9,274,698)
Provision for income taxes	–	–	–	–

Net Loss	$(3,847,532)	$(4,440,934)	$(6,755,371)	$(9,274,698)

Net loss per share, basic and diluted	$(0.16)	$(0.25)	$(0.29)	$(0.55)

Weighted average shares, basic and diluted	24,316,031	17,588,840	23,330,652	16,854,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	20,946,712	$20,947	$54,429,979	$(50,943,115)	$3,507,811
Equity-based compensation - stock option expense	—	—	567,189	—	567,189
Equity-based compensation - stock issuances to consultants and employees	450,000	450	415,973	—	416,423
Sale of common stock and warrants, net of transaction costs	2,322,250	2,322	9,121,419	—	9,123,741
Net loss	—	—	—	(2,907,839)	(2,907,839)
Balance, March 31, 2022	23,718,962	$23,719	$64,534,560	$(53,850,954)	$10,707,325
Equity-based compensation - stock option expense	—	—	625,816	—	625,816
Equity-based compensation - stock issuances to consultants and employees	270,000	270	473,636	—	473,906
Warrants exercised	1,865,000	1,865	—	—	1,865
Net loss	—	—	—	(3,847,532)	(3,847,532)
Balance, June 30, 2022	25,853,962	25,854	65,634,012	(57,698,486)	7,961,380

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Equity-based compensation - stock option expense	—	—	473,787	—	473,787
Equity-based compensation - stock issuances to consultants and employees	350,000	350	850,550	—	850,900
Warrants exercised	712,500	712	1,424,288	—	1,425,000
Stock options exercised	10,000	10	14,490	—	14,500
Stock issued as consideration for acquisition	699,980	700	1,059,450	—	1,060,150
Sale of common stock, net of transaction costs	1,104,297	1,105	2,639,898	—	2,641,003
Net loss	—	—	—	(4,833,764)	(4,833,764)
Balance, March 31, 2021	17,269,877	$17,270	$41,953,925	$(36,353,553)	$5,617,642
Equity-based compensation - stock option expense	—	—	568,295	—	568,295
Equity-based compensation - stock issuances to consultants and employees	100,000	100	274,900	—	275,000
Sale of common stock, net of transaction costs	1,035,849	1,036	2,807,964	—	2,809,000
Net loss	—	—	—	(4,440,934)	(4,440,934)
Balance, June 30, 2021	18,405,726	$18,406	$45,605,084	$(40,794,487)	$4,829,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,755,371)	$(9,274,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	2,083,334	2,167,982
Gain on forgiveness of loan	—	(29,088)
Depreciation of fixed assets	3,862	2,593
Fixed asset disposal	—	6,954
Amortization of intangible assets	282	282
Amortization of right-to-use asset	25,549	23,561
Change in fair value of contingent liability	(122,000)	61,203
Changes in operating assets and liabilities:
Prepaid research and development expenses	(579,000)	—
Prepaid expenses and other current assets	195,447	354,615
Accrued expenses	(1,367,888)	833,085
Accrued expenses, related party	175,000	—
Accounts payable	333,763	(172,235)
Change in operating lease liability	(24,122)	(21,010)
Net cash used in operating activities	(6,031,144)	(6,046,756)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(64,605)
Purchase consideration paid for acquisition, net of cash acquired	—	30,589
Net cash used in investing activities	—	(34,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	9,123,741	5,450,003
Proceeds from warrant exercise	1,865	1,425,000
Proceeds from options exercise	—	14,500
Net cash provided by financing activities	9,125,606	6,889,503

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,094,462	808,731

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	6,062,173	4,401,114

CASH AND CASH EQUIVALENTS-END OF PERIOD	$9,156,635	$5,209,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$—	1,060,150
Contingent consideration for acquisition	$—	732,287

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

The Company’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble.

The Company has recently released data from its ONWARD™ Phase 3 pivotal trial of its lead compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 is believed to have the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

2 — LIQUIDITY AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $57.7 million as of June 30, 2022. Based on the current development plans for AD04 in both the U.S. and international markets, planned R&D activities to develop Purnovate drug candidates, and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements, though the Company expects cash on hand to be sufficient to fund operations to the first month of the third quarter of 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the recently announced results of its ONWARD Phase 3 trial, the Company intends to share the results of the trial with the relevant health authorities in Europe and the United States to discuss the appropriate next steps towards the expeditious development of AD04 and to seek product approval. The results of these discussions may materially change the Company’s expectations concerning the expected development cost of AD04. The Company has also initiated a number of research and development projects associated with Purnovate, including Purnovate’s lead compound, PNV5030, for treatment of pain. Though the Company’s cash on hand at the filing date is not estimated to be sufficient to fund operations through the year subsequent to the date of this report, the Company believes funds on hand to be sufficient to bring the Purnovate program to the point of filing an IND for Purnovate lead compound for treatment of pain. The Company believes it has flexibility in the timing of its expenditures related to Purnovate projects which would allow it to extend the amount of time its current cash on hand can fund operations if necessary. However, there can be no guarantee that conditions will not change and that the Company will not require additional funding in order to fund these additional projects, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may result in material disruption to the Company’s operations. In such case, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to regulators concerning AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

With the results of the ONWARD trial having been released, the risk of delays to the Company’s development programs from COVID-19 are reduced. However, the effects of the ongoing coronavirus pandemic may increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our other key vendors and suppliers. The full extent to which the COVID-19 pandemic impacts the clinical development of AD04, preclinical development of the Purnovate drug candidate for treatment of pain, research and development activities around other Purnovate drug candidates, and the Company’s suppliers and other commercial partners, will depend on future developments that are still highly uncertain and cannot be predicted with confidence at this time, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three and six month periods ended June 30, 2022 and 2021 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2022	2021
Warrants to purchase common shares	12,095,870	7,884,936
Common Shares issuable on exercise of options	4,181,977	3,670,866
Unvested restricted stock awards	215,279	—
Total potentially dilutive Common Shares excluded	16,493,126	11,555,802

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of June 30, 2022, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 44% for regulatory and sales-based milestones.

June 30, 2022
Balance, December 31, 2021	$(1,014,000)
Total gains recognized	122,000
Balance as of June 30, 2022	$(892,000)

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. The Company reviews goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. There was no impairment of goodwill for the six months ended June 30, 2022 and 2021.

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

4 — ACQUISITION

Purnovate, Inc. Acquisition – Related Party

On January 26, 2021 the Company completed its business acquisition of 100% of the equity interests of Purnovate, Inc. (“Purnovate”), in a related party transaction. The purchase price of Purnovate totaled $2,142,437 in cash, stock, and contingent consideration. As a result of this purchase, the Company recognized an intangible in-process research and development asset of $455,000 and goodwill of $248,971. At June 30, 2022, the value of the intangible in-process research and development asset and goodwill remained $455,000 and $248,971, respectively.

The Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2021 include the results of operations of Purnovate since January 26, 2021 during which period Purnovate contributed an approximately $107,000 net loss. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2021, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2021, nor is the financial information indicative of the results of future operations.

Six months ended June 30, 2021
Net revenue	$–
Net loss	$(9,285,829)
Net loss per share, basic and diluted	$(0.52)

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

6 — ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT

The Company booked intangible assets associated with a number of ongoing research and development projects at the time of the acquisition of Purnovate. Carrying value of acquired in-process research and development was $455,000 on both June 30, 2022 and December 31, 2021.

7 — GOODWILL

The Company recorded goodwill in connection with the acquisition of Purnovate. Carrying value of goodwill at both June 30, 2022 and December 31, 2021 was $248,971.

8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Clinical research organization services and expenses	$187,160	$1,826,479
Employee compensation	498,628	520,795
Preclinical and manufacturing expenses	299,611	–
Legal and consulting services	23,643	29,656
Total accrued expenses	$1,009,042	$2,376,930

9 — RELATED PARTY TRANSACTIONS

On December 7, 2020, the Company entered into an Equity Purchase Agreement with Purnovate, LLC to purchase all of the outstanding membership interests of Purnovate from the members of Purnovate (the “Members”), such that after the acquisition, Purnovate became a wholly owned subsidiary of the Company. The Company’s Chief Executive Officer and board member, William B. Stilley, and another Adial board member, James W. Newman, Jr. were, directly or indirectly, the members of Purnovate. Messrs. Stilley and Newman agreed to sell their membership interests on the same terms as the other Members, except that Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the stock consideration that he receives so long as his employment has not been terminated by the Company without cause prior to the end of such period. Mr. Stilley owned approximately 28.7% of the membership interest of Purnovate and Mr. Newman controlled two entities that, together, own less than 1% of the membership interests of Purnovate. As a result of the foregoing, the Company formed a Special Committee of independent members of its Board of Directors to review and negotiate the acquisition terms. On January 26, 2021 the acquisition was consummated, and Messrs. Stilley and Newman sold all of their membership interests in Purnovate to the Company (see Note 4).

On March 11, 2021, the Company entered into Securities Purchase Agreements (the “March 2021 SPAs”) with each of Bespoke, three entities controlled by Mr. Newman, and Keystone Capital Partners, LLC (“Keystone”), pursuant to which: (i) Bespoke Growth Partners, Inc. (“Bespoke”) a company controlled by Mark Peikin, the Company’s Chief Strategy Officer who is not an executive officer, agreed to purchase an aggregate of 336,667 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,010,001; (ii) Mr. Newman agreed to purchase an aggregate of 30,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $90,000; and (iii) Keystone agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,000,002. During the year ended December 31, 2021, the Company issued an aggregate of 700,001 shares of common stock to such individuals for total proceeds of $2,100,003. The shares sold pursuant to the March 2021 SPAs were registered pursuant to a registration statement on Form S-3 that was filed with the SEC on April 20, 2021 and declared effective on May 26, 2021.

On July 6, 2021, the Company entered into Securities Purchase Agreements, dated July 6, 2021 (the “June 2021 SPAs”), with three pre-existing investors for an aggregate investment of $5,000,004 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of the Company’s common stock at a purchase price of $3.00 per share. June 2021 SPAs were entered with each of Bespoke , Keystone, and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002. The shares sold pursuant to the June 2021 SPAs were registered pursuant to a registration statement on Form S-3 that was filed with the SEC on July 20, 2021 and declared effective on July 29, 2021.

See Note 11 for related party vendor, consulting, and lease agreements.

10 — SHAREHOLDERS’ EQUITY

Common Stock Issuances

On February 10, 2022, the Company, entered into a securities purchase agreement with an accredited institutional investor (“the Investor”) providing for the issuance of (i) 2,322,250 shares of the Company’s common stock, par value $0.001, (ii) pre-funded warrants to purchase up to 1,865,000 shares of common stock with an exercise price of $0.001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of common stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants, with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 3,977,888 shares of common stock at an exercise price of $2.52 per share. The Company received net proceeds from the offering of $9,123,741 after deducting fees due to the placement agent and the Company’s transaction expenses. On June 8, 2022, all of the pre-funded warrants issued on February 10, 2022 were exercised for proceeds of $1,865, resulting in issuance of 1,865,000 shares common stock.

During the three and six months ended June 30, 2022, the Company issued 270,000 shares of common stock at a cost of $418,350 and 470,000 shares of common stock at a cost of $818,350, respectively, to employees and consultants for services rendered.

During the six months ended June 30, 2022, the Company issued an employee 250,000 shares common stock as a bonus on salary. The shares are subject to repurchase by the Company on termination of the employee, the shares no longer being liable to repurchase (“vesting”) on the following schedule: 1/24 of 166,667 shares vesting on the date of issue and the first of each of the next twenty-three subsequent months, and 83,333 shares vesting on the third anniversary of the date of issue. On June 30, 2022, 34,721 shares were vested and 215,279 shares remained subject to repurchase.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On September 27, 2021, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 7,500,000. At June 30, 2022, the Company had issued 1,414,993 shares under the 2017 Equity Incentive Plan and had outstanding 4,042,291 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 2,042,716 available for issue.

Stock Options

The following table provides the stock option activity for the six months ended June 30, 2022:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2021	3,585,310	7.80	$2.64	$2.02
Issued	596,667		1.95	1.59
Cancelled	–
Outstanding June 30, 2022	4,181,977	7.62	$2.53	$1.95
Outstanding June 30, 2022, vested and exercisable	2,722,514	7.10	$2.68	$2.02

At June 30, 2022, the total intrinsic value of the outstanding options was $3,850.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the six months ended June 30, 2022:

June 30, 2022
Fair Value per Share	$1.23-2.00
Expected Term (years)	6.0
Expected Dividend	$—
Expected Volatility	107.88-108.84%
Risk free rate	1.89-3.24%

During the six months ended June 30, 2022, 596,667 options to purchase shares of common stock were granted at a fair value of $950,601, an approximate weighted average fair value of $1.59 per option, to be amortized over a service a weighted average period of 3 years. As of June 30, 2022, $2,747,791 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.88 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development options expense	52,438	77,177	128,828	143,809
Total research and development expenses	52,438	77,177	128,828	143,809
General and administrative options expense	573,378	491,118	1,064,177	898,273
Stock and warrants issued to consultants and employees	473,906	275,000	890,329	1,125,900
Total general and administrative expenses	1,047,284	766,118	1,954,506	2,024,173
Total stock-based compensation expense	$1,099,722	$843,295	$2,083,334	$2,167,982

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2021	7,990,271	2.63	$4.82	0.14
Issued	6,042,888		1.74
Exercised	(1,865,000)		$0.001
Outstanding June 30, 2022	12,168,159	3.54	$4.03	0.01

This table includes warrants to purchase 344,851 shares of common stock issued to consultants, including the 200,000 issued during the six months ended June 30, 2022, with a total fair value of $263,195 at time of issue, calculated using the Black Scholes model assuming an underlying security values of $2.06, volatility rate of 107.88% risk-free rate of 1.71%, and an expected term of 6.5 years. During the six months ended June 30, 2022, the Company recognized $263,195 in expense associated with these warrants with $30,932 remaining to be recognized.

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

During both the three and six months ended June 30, 2022 and 2021, the Company recognized $10,000 and $20,000 minimum license royalty expenses under this agreement, respectively. On May 13, 2022, the Company acknowledged that its Phase 3 trial was complete according to the terms of the UVA LVG license and recognized an accrued license royalty expense of $155,000. At June 30, 2022 and December 31, 2021, total accrued royalties and fees due to UVA LVG were $175,000 and $0, respectively, shown on balance sheet as accrued expenses, related party.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of AD04 for fees, as amended, of $3,319,734 (€3,168,895 converted to dollars at the Euro/US Dollar exchange rate of 1.0476 as of June 30, 2022), payable upon attainment of certain milestones. On March 22, 2022, the Company acknowledged the occurrence of the milestone event of 90% of trial case report forms having been monitored, and made a payment of $148,875. On May 13, 2022, the Company acknowledged the milestone event of the last patient having made the last clinical visit and made a payment of $146,765, and on June 30, 2022 the Company acknowledged the additional milestone event of the trial database being locked at which time it recognized a payable of $137,375.

On April 28, 2022, the Company and Crown settled a previous dispute concerning a putative change order. As part of this agreement, the Company agreed to pay Crown a total of $454,034 (€410,000) for changes to the services described in Service Order 1. The settlement also altered the schedule of remaining milestones to be as described in the table below.

At June 30, 2022, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
eTMF Transfer	5%	$141,394

During the six months ended June 30, 2022, the Company recognized $275,516 in non-cash income associated with the Service Agreement 1 and the settlement described above, classified as a negative R&D expense. The negative expense was a result of the value of the settlement and total, fully earned value of milestones being less than the expense previously accrued. On June 30, 2022 there remained an accrued R&D expense of $187,160 related to direct expenses under this agreement, which expense is expected to be fully paid with the occurrence of the final milestone payment.

Service Agreement 1 also estimated approximately $2.3 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which are billed as incurred and the total contingent upon individual site rate and enrollment rates. With clinical enrollment having ended, the Company has recorded approximately $3.5 million in site fees over the entire conduct of the trial, and does not expect to record material additional site expenses. During the six months ended June 30, 2022, the Company recognized non-cash income of $80,206 associated with fees to investigators and sites, classified as a negative R&D expense, resulting from earned site fees in the quarter being lower than the those previously accrued.

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

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Components of total lease cost:	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

Operating lease expense	$21,480	$18,942	$40,856	$33,859
Short-term lease expense	—	—	—	—
Total lease cost	$21,480	$18,942	$40,856	$33,859

Supplemental cash flow information related to leases are as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,988	$33,859

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$5,868	$294,294

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2022	As of December 31, 2021
Assets
Lease right of use assets	$220,660	$246,209
Total lease assets	$220,660	$246,209

Liabilities
Current liabilities:
Lease liability - current portion	$53,136	$49,585
Noncurrent liabilities:
Lease liability, net of current portion	179,702	207,375
Total lease liability	$232,838	$256,960

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

	As of June 30, 2022	As of June 30, 2021
Weighted average remaining lease term (in years) - operating leases	3.58	4.58
Weighted average discount rate - operating leases	9.00%	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of June 30, 2022, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2022 (remaining)	34,990
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$267,280
Less effects of discounting	(34,442)
Present value of future minimum lease payments	$232,838

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s CEO had a 28.7% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease had a term of two years, and the monthly rent was $1,400. During both the three and six months ended June 30, 2021, the rent expense associated with this lease was $1,400. On acquisition of Purnovate, the sublease was terminated and the Company assumed the obligations of Purnovate’s lease.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause, which term was extended on March 22, 2022 for an additional three years commencing as of March 24, 2022. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. The Consulting Agreement had an expiration date of March 31, 2022, which was extended on March 22, 2022 for an additional three years commencing as of March 24, 2022. The Company recognized $93,750 and $187,500 in compensation expense in the both the three and six months ended June 30, 2022 and 2021, respectively, as a result of this agreement.

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

As of June 30, 2022, the Company had recognized all expenses associated with this agreement. No further expenses associated with the PEPCO MSA work order are expected.

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

Preclinical Research Agreement

One June 1, 2022, the Company entered into an agreement and scope-of-work (“SOW”) specification for research services with IIT Research Institute for a range of in vitro and preclinical safety studies of PNV5030, Purnovate’s lead pain treatment drug candidate. The studies are intended to enable a submission of an Investigational New Drug application for PNV5030 to the FDA. In total, this agreement commits the Company to $1,409,000 in payments. An advance payment of $579,000 was due on execution of the agreement and SOW, which was made and booked as a pre-paid expense asset on the condensed consolidated balance sheet as of June 30, 2022. At June 30, 2022, no services had yet been received under the terms of this agreement and no expense had been recognized.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 36 months. These agreements, in aggregate, commit the Company to approximately $1.5 million in future cash if fully utilized.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of June 30, 2022, the Company did not have any pending legal actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 that we filed with the SEC on March 28, 2022 (the “2021 Form 10-K”). ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2021 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission (“SEC”).

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

We have devoted the vast majority of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Quarterly Report on Form 10-Q, we have funded our operations primarily through the private and public placements of debt and equity securities and an equity line.

We have incurred net losses in each year since our inception, including net losses of approximately $6.8 million and $9.3 million for the six months ended June 30, 2022 and 2021, respectively. We had accumulated deficits of approximately $57.7 and $50.9 million as of June 30, 2022 and December 31, 2021, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04 or one of our other product candidates, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents will be sufficient to fund our operations for the next twelve months from the filing of these financial statements, since we expect the reduction in R&D costs driven by the completion of the recent phase 3 trial will be partially offset by continued development and regulatory activities of AD04, increased research and development costs associated with the advancement of the Purnovate portfolio of drug candidates, and ongoing general and administrative costs associated with our operations. We do believe that we have flexibility in the timing of expenditures related to Purnovate projects which would allow us to extend the amount of time our current cash on hand can fund operations if necessary.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop AD04 or the Purnovate candidates.

Recent Developments

On July 20, 2022, we announced the following results from the Company’s ONWARD™ trial. We also announced our intent to share the results of the ONWARD trial with the relevant health authorities to discuss the appropriate next steps towards the expeditious development of AD04 and to seek product approval.

●	AD04 patients, compared with placebo patients, achieved a statistically significant reduction from baseline at month six in heavy drinking days for the pre-specified patient group of heavy drinkers (avg. <10 drinks per drinking day at baseline; p=0.03), which accounted for approximately two-thirds of the trial population. A similar trend was seen in the combined month five and six analysis in the reduction from baseline (p =0.07).

●	AD04 patients, compared with placebo patients, showed a trend in the reduction from baseline at month six in heavy drinking days for the combined trial population of heavy and very heavy drinkers (p=NS), which was influenced by the high placebo response among very heavy drinkers (avg. ≥10 drinks per drinking day at baseline), due to both the AD04 and placebo groups reducing mean heavy drinking days by more than 50%. A similar, non-statistically significant trend was seen in the combined months five and six analysis in the reduction from baseline, which was the pre-specified primary efficacy analysis.

●	Compared with placebo patients, AD04 patients in the heavy drinking group had an overall significant difference in the severity of their AUD diagnosis (p=0.04) under the Diagnostic and Statistical Manual of Mental Disorders, Fifth Edition (DSM-5). For the group of those who no longer meet AUD criteria (<2 symptoms), the comparisons were 27.4% vs. 14.9% (i.e., an 84% decrease), of AD04 and placebo patients, respectively. These data underscore the clinical relevance of the findings that heavy drinking AUD patients that receive AD04 appear more likely to recover from the disease by the end of the treatment regimen.

●	Based on the levels of alcohol consumption reported in a meta-analysis of 83 prospective studies in primary care screening for those with AUD (Wood, et. al., Lancet 2018), the Company estimates that a majority of potential patients for AD04 would fall under the pre-specified group of heavy drinkers. This finding underscores the potential broad applicability of the results to general practice and that they could be the basis for potential regulatory approvals.

Additionally, AD04 had a safety and tolerability profile that was similar to placebo:

●	Serious Adverse Events (SAEs)

*	No SAEs were determined to be related to AD04 treatment.

*	More SAEs were reported in the placebo group compared with the AD04 group (7 on placebo vs. 3 on AD04).

*	There were two cardiac events in placebo group and none in the AD04 group.

●	Side effects/Adverse Events (AEs)

*	The AE profiles between AD04 and placebo were similar.

*	AEs reported with a frequency of 5% or more of patients in either group were: headache (11% on placebo, 12% on AD04), insomnia (3% on placebo, 7% on AD04), blood magnesium decreased (5% on placebo, 6% on AD04), and fatigue (3% on placebo, 6% on AD04). All of the above AE’s were reported as mild to moderate.

*	Importantly, in the overall category of cardiac disorders, patients on placebo showed a greater number of adverse events relative to AD04 (7% on placebo, 4% on AD04), in addition to greater number of cardiac SAEs in the placebo group as reported above.

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

Results of operations for the three months ended June 30, 2022 and 2021 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended June 30,		Change
	2022	2021	(Decrease)
Research and development expenses	$1,200,000	$2,319,000	$(1,119,000)
General and administrative expenses	2,630,000	2,085,000	545,000
Total Operating Expenses	3,830,000	4,404,000	574,000

Loss From Operations	(3,830,000)	(4,404,000)	(574,000)

Gain (loss) on change of fair value of contingent liability	(24,000)	(67,000)	(43,000)
Interest income	7,000	1,000	6,000
Other income	—	29,000	(29,000)
Total other income (expenses)	(17,000)	(37,000)	(20,000)

Net Loss	$(3,847,000)	$(4,441,000)	$(594,000)

Research and development (“R&D”) expenses

Research and development costs decreased by approximately $1,119,000 (48%) during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was due to the large decrease in direct expenses associated with our trial of AD04 of $1,613,000 as clinical activities were substantially complete by the second quarter of 2022. This decrease was partially offset by increases in R&D costs due to advancing Purnovate programs of $349,000.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $545,000 (26%) during the three months ended June 30, 2022, when compared to the three months ended June 30, 2021. This increase was tied closely to the increase in employee expense reflecting a continued effort to increase our internal capabilities, with salaries and benefits increasing by approximately $214,000, non-cash equity compensation expense increasing by approximately $281,000, and increased cost of approximately $82,000 due to use of planning consultants. These increases were partially offset by decreases in legal costs of $78,000 with fewer complex transactions and lower business development expenses of $42,000 in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Change in Fair Value of Contingent Consideration

In the three months ended June 30, 2022 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was an expense of approximately $24,000, compared to a expense of approximately $67,000 in the three months ended June 30, 2021, for a difference of approximately $43,000. The change in the fair value of contingent consideration will continue to fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the three months ended June 30, 2022, the expense on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments combined with the interest component of contingent consideration related to the passage of time.

Total Other income

Total other income, excluding changes to the fair value of the contingent liability, decreased by approximately $23,000 (77%) in the three months ended June 30, 2022 compared to June 30, 2021. The was due to a one time gain on forgiveness of the PPP loan of $29,000 having taken place in the three months ended June 30, 2021.

Results of operations for the six months ended June 30, 2022 and 2021 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Six Months Ended June 30,		Change
	2022	2021	(Decrease)
Research and development expenses	$1,796,000	$4,371,000	$(2,575,000)
General and administrative expenses	5,093,000	4,873,000	220,000
Total Operating Expenses	6,889,000	9,244,000	(2,355,000)

Loss From Operations	(6,889,000)	(9,244,000)	2,355,000

Loss on change of fair value of contingent liability	122,000	(61,000)	183,000
Interest income	12,000	1,000	11,000
Other income	–	29,000	(29,000)
Total other income (expenses)	134,000	(31,000)	(165,000)

Net Loss	$(6,755,000)	$(9,275,000)	$2,520,000

Research and development (“R&D”) expenses

Research and development costs decreased by approximately $2,575,000 (59%) in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was due to the very large decrease in direct clinical trial expenses of $3,363,000 with the winding up of substantial clinical activities in the Phase 3 trial during the six months ended June 30, 2022, while clinical activities were at their peak of intensity in the six months ended June 30, 2021. This decrease was partially offset by a substantial increase in Purnovate research and development activities of approximately $807,000 in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

General and administrative expenses (“G&A”) expenses

General and administrative expenses held generally steady in the six months ended June 30, 2022, when compared to the six months ended June 30, 2021. While salaries did increase by approximately $419,000, reflecting a continued effort to increase our internal capabilities, this increase was partially offset by reductions in consultant fees of $112,000, PR expenses of $53,000, reduced loss on foreign exchange fluctuations of $29,000, and lower equity compensation expense of $70,000, this last reflecting a decreased use of consultants.

Change in Fair Value of Contingent Consideration

In the six months ended June 30, 2022 the change in fair value of contingent consideration liability associated with the Purnovate business combinations was an gain of approximately $122,000 compared to a expense of approximately $61,000 in the six months ended June 30, 2021, for a difference of approximately $183,000. The change in the fair value of contingent consideration will continue to fluctuate based on the timing of recognition of changes in the probability of achieving contingent milestones, the expected timing of milestone payments in connection with previous acquisitions and the discount rates used to calculate fair value. For the six months ended June 30, 2022, the expense on changes in the fair value of contingent consideration reflected changes in the expected timing of achieving contingent milestone payments combined with the interest component of contingent consideration related to the passage of time.

Total Other income

Total other income, excluding changes to the fair value of the contingent liability, decreased by approximately $18,000 (60%) in the six months ended June 30, 2022 compared to six months ended June 30, 2021. The was due to a one time gain on forgiveness of the PPP loan of $29,000 having taken place in the three months ended June 30, 2021 which was partially offset by increased interest rate returns to our cash money market accounts.

Liquidity and capital resources at June 30, 2022

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our compound, if approved, and develop other product candidates acquired from Purnovate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, private placements and our equity line, as well as other equity financings and exercise of warrants and, prior to that, the issuance of debt securities. On July 31, 2018, we closed our initial public offering.

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

At June 30, 2022, our cash and cash equivalents were $9,156,635 as compared to $6,062,173 at December 31, 2021.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections. We expect to use approximately $8.1 million in cash during the twelve months ended June 30, 2023 for residual trial costs, preparing regulatory filings for AD04, preclinical development of Purnovate’s lead drug candidate from treatment of pain, other R&D project costs for Purnovate compound development, and general corporate expenses. We expect to exhaust funds on hand near the beginning of the third quarter of 2023. There is no assurance that funds could be raised by that time on acceptable terms. We do believe that we have flexibility in the timing of expenditures related to Purnovate projects which would allow us to extend the amount of time our current cash on hand can fund operations if necessary.

We will also require additional financing as we continue to execute our overall business strategy, including an estimated minimum of $20 million for a second phase three trial of AD04. Preparing regulatory filings for AD04, to the degree that outside legal and consulting resources are required, may add to our costs. We will also require at least $1.4 million for a phase one safety trial of our Purnovate pain program, which we expect to begin in 2023. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, our future liquidity requirements will be funded through the incurrence of indebtedness, additional equity financings or a combination. In addition, we may raise additional funds through grants and/or corporate collaboration and licensing arrangements.

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

Cash flows

(rounded to nearest thousand)	For the Six Months Ended June 30,
	2022	2021
Provided by (used in)
Operating activities	$(6,031,000)	(6,047,000)
Investing activities	–	(34,000)
Financing activities	9,126,000	6,890,000
Net increase in cash and cash equivalents	$3,095,000	809,000

Net cash used in operating activities

In spite of the large decrease in net loss ($2,520,000) during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, net cash used in operating activities was not materially different when comparing the same two periods. This is primarily due to significant use of cash in the six months ended June 30, 2022 to reduce accrued expenses ($1,193,000) and prepaid R&D expenses ($579,000), while in the six months ended June 30, 2021 approximately $833,000 in expenses were accrued but not paid in cash.

Net cash provided by investing activities

No cash was provided in investing activities during the six months ended June 30, 2022, while approximately $34,000 were proved in the six months ended June 30, 2021. The cash generated in investment activity reflected the one-time cash gain of cash held by Purnovate at acquisition versus the cash paid for Purnovate. No such acquisition activity took place in the six months ended June 30, 2022.

Net cash provided by financing activities

Financing activities generated $2,236,000 more during the six months ended June 30, 2022 than in the six months ended June 30, 2021. Financing in the six months ended June 30, 2021 relied upon a mixture of equity line utilization, small registered direct financings, and warrant exercises. During the six months ended June 30, 2022, however, we were able to secure a single larger financing transaction with greater proceeds.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We are organized in one reporting unit and evaluate the goodwill for our company as a whole. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires us to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact our financial condition and results of operations. There was no impairment of goodwill for the period ended June 30, 2022.

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

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of June 30, 2022, we had an accumulated deficit of approximately $57.7 million.

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

Our business is substantially dependent upon the success of our lead product candidate, AD04, which requires significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success substantially depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04 and other product candidates. AD04 is in clinical stage development. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead investigational product candidate, AD04. All of our future product candidates, as well as AD04, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions).

We have recently completed and released date from the ONWARD Phase 3 clinical trial with 302 patients in Scandinavia and Central and Eastern Europe, which targeted the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. While the data did show a statistically significant reduction in heavy drinking in the predefined population of heavy drinkers at month six as compared to placebo, we did not show a reduction of heavy drinking amongst the predefined subset of very heavy drinkers compared to placebo and showed a non-statistically significant trend in reduction of heavy drinking in the combined study population as compared to placebo, the latter of which was the pre-specified primary efficacy analysis endpoint. We are in the process of approaching the EMA for guidance with respect to the approval pathway in the European Union. We do not know, at this time and with the current data, whether additional clinical trials will be needed to obtain marketing approval in the European Union. We are also planning to approach the FDA regarding the approval pathway in the United States and expect that at least one, and possibly two, additional Phase 3 clinical trial will be required for approval in the United States, as well as one or more supportive clinical studies. Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial or trials. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial or trials being successful.

In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with the clinical advancement of AD04 for AUD, including any required future trials, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant, and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

Our future success depends heavily on our ability to successfully manufacture, develop, obtain regulatory approval, and commercialize AD04, which may never occur. We currently generate no revenues from our product candidate, and we may never be able to develop or commercialize a marketable drug.

While there exists a large body of evidence supporting the safety of the active ingredient in AD04, ondansetron, under short-term use, there is currently limited long-term use clinical safety data available beyond the 6-month safety data from our recently completed ONWARD trial.

We intend to market our products, particularly AD04, for long-term use by patients seeking to reduce their number of days of heavy drinking, and we assume future sales volumes reflecting such extended use.

Studies of Zofran®, which also has ondansetron as its active ingredient, conducted as part of its FDA and other regulatory agencies review process found that the drug is well-tolerated and results in few adverse side effects at dosages almost 100 times the dosage expected to be formulated in AD04. However, to the best of our knowledge, the only safety data reported on the long term use of ondansetron is that from our recently completed ONWARD trial. That trial showed no serious adverse events related to the use of ondansetron at the therapeutic dose over a period of six months. We expect the FDA will require us to provide safety data in at least 100 patients for 12 months and can offer no assurances that safety results of these long term use studies will lead to any subsequent approval for long-term use. There can be no assurance that long-term usage of ondansetron, at dosages anticipated by us, will be safe. Though the FDA has stated it will not require additional non-clinical testing nor will it require a QT interval prolongation clinical study, such statements by the FDA are not legally binding on the agency.

All of our current data for our lead product candidate are the result of Phase 2 clinical trials conducted by third parties and our single Phase 3 trial and do not necessarily provide sufficient evidence that our products are viable as potential pharmaceutical products.

Through our proprietary access to relevant laboratory and clinical trial results of the University of Virginia’s research program, and through our reliance on publicly available third-party research, we possess toxicology, pharmacokinetic, and other preclinical data and clinical data on AD04. As of now, AD04 has completed only Phase 2 clinical trials and a single Phase 3 trial. The single Phase 3 trial produced data showing effectiveness in the prespecified subset population of heavy drinkers as compared to placebo. The trial did not show a reduction of heavy drinking amongst the predefined subset of very heavy drinkers compared to placebo and showed a non-statistically significant trend in reduction of heavy drinking in the combined study population as compared to placebo, the latter analysis being the pre-specified primary efficacy analysis.

We cannot be sure that the results of future clinical trials would replicate the results of the Phase 3 trial for heavy drinkers, nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidate is safe for humans and effective for indicated uses. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA or EMA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

Previous clinical trials using ondansetron have had different trial designs, doses, parameters and endpoints than the current ONWARD Phase 3 clinical trial that is intended to serve as a potential basis for approval of AD04. Though various doses of ondansetron have been tested as treatments for alcohol addiction (Johnson, BA et al., 2011; Johnson, BA et al., 2000; Kranzler et al, 2003; Sellers, EM et al., 1994), the 283-patient Phase 2b clinical trial on which, until the ONWARD trial, we were largely basing our clinical expectations only tested one dosing regimen, which was weight-based (Johnson, BA et al., 2011). The recently completed ONWARD trial tested a fixed dose regimen, and provided data showing apparent effectiveness for a predetermined subset of heavy drinkers. We plan to continue to use this same fixed dose in future clinical trials that we believe provides good coverage given the dose ranges tested clinically; however, it is possible that the dose selected is not be the optimal dose and so drug effects may be limited or not be demonstrated sufficiently in additional clinical testing. Moreover, only one genotype in the genetic panel that will be used to define patients that are genotype positive for treatment with AD04 was used in primary analyses of the Phase 2b trial and three of the genotypes were added to the panel after a retrospective exploratory analysis of the Phase 2b data. The genotype in the panel related to the 5-HTT, that was included in the primary analysis (Johnson, BA et al., 2011) appears to make up almost half of the patients that are genotype positive. The three genotypes related to modulation of the 5-HT3 receptor were selected based on a retrospective analysis that was constrained to 18 single-nucleotide polymorphism (“SNPs”) identified for analysis (Johnson, BA et al., 2013). Therefore, while the effects of the full genetic panel appear to have been confirmed in the ONWARD trial, confidence in the effects of the 5-HT3 genetics is less than that for the 5-HTT genetics based on the Phase 2b trial analysis, and this could negatively impact the treatment effect of AD04 in Phase 3 trials for a segment of the patients identified as genotype positive, which could dilute the overall demonstrated effect of AD04 in any such trials.

The endpoints for the Phase 2b clinical trial of AD04 were reduction in the severity of drinking, measured as drinks per day of drinking alcohol and reduction frequency of drinking, measured by days of total abstinence from alcohol. These are surrogate endpoints for the endpoints expected to be required for approval, which, for Europe, are expected to be reduction of heavy drinking days (defined herein), measured in percentage of heavy drinking days per month, and total average alcohol consumed per month, and, for the United States, is expected to be the percentage of patients that have no heavy drinking days in the final 2 months of a six month treatment regimen of AD04. Though the Phase 3 trial showed a statistically significant effect at month six in the prespecified subset of heavy drinkers against the pre-specified endpoint when analyzed for reducing heavy drinking days, when compared against the placebo group, AD04 showed a trend in the reduction from baseline in heavy drinking days but did not demonstrate a statistically significant effect in the combined population. We do not know if this data will be sufficient to gain approval in the European Union for the population of heaving drinkers. We believe that at least one, and possibly two, additional trial in heavy drinkers will be needed to obtain approval in the United States.

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

We have limited experience conducting and enrolling patients in clinical trials. We have recently successfully completed our first Phase 3 trial, but this trial was limited in size (302 patients enrolled) compared to future trials we may need to conduct. Until recently, our operations have been limited primarily to organizing and staffing our company, acquiring, developing and securing our proprietary technology and conducting our Phase 3 trial of AD04 and preclinical trials of our Purnovate assets. These operations provide a limited basis to assess our ability to further develop and commercialize our product candidate and the advisability of investing in our securities.

Aside from the recently completed ONWARD trial, all of the preclinical and clinical trials relating to our product candidate have been conducted by third parties. Although we have recruited a team that has significant experience with managing clinical trials and gaining drug approvals and have experienced some recent success in completing clinical trials, our experience as a company conducting clinical trials is still limited. In part because of this lack of experience, we cannot guarantee that planned future clinical trials will be completed on time, if at all, or that any activities or initiatives for achieving a drug approval will be successful. Large-scale trials and/or seeking drug approvals require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, contract research organizations (“CROs”), or consultants. Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

Our product candidate will require extensive clinical and other testing.

Our product candidate will require extensive clinical and other testing to achieve its full commercial value, and possibly to achieve any value. Although our lead product candidate has completed a 283-patient Phase 2b clinical trial and its first 302-patient Phase 3 clinical trial, we anticipate that we will be required to complete at least one more Phase 3 clinical trial in order to obtain regulatory approval in the United States and possibly in Europe and therefore cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be accepted for review by the FDA or EMA, or whether any application will be approved upon review.

Though we have recently released the results of our first Phase 3 trial, we cannot be certain that the results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Results from earlier clinical trials may not be repeated in later clinical trials. The clinical trial process may fail to demonstrate that our product candidate is safe and effective for their proposed uses. This failure could cause us to abandon our product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA or EMA and, ultimately, our ability to commercialize our product candidate and generate product revenues.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of AD04 or any future product candidates, which would likely prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of AD04 or any future product candidates, including AD04, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and previous clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Results from subsequent clinical trials may not be the same as the results from the Phase 2b clinical trial that was conducted by the University of Virginia. The results of our recently completed Phase 3 trial showed significant effectiveness in the predetermined subset of heavy drinkers, but not in the combined trial population. It is not certain whether future trials will reproduce this result in the heavy drinking group. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. We can make no assurances that, even with data indicating effectiveness in the predetermined subset of heavy drinkers, that these same results will also provide evidence of greater patient efficacy rates and or patient benefit ratios vis-à-vis currently marketed drug treatments for this group. Most product candidates that commence clinical trials are never approved as products.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 21% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Mr. Stilley, our Chief Executive Officer and a director, Kevin Schuyler, a director, and James W. Newman, a director, beneficially own approximately 3.2%, 9.3%, 4.2%, and 3.2%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 7,500,000 at our 2021 Annual Stockholders Meeting, and of which 2,042,716 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At June 30, 2022, we had outstanding (i) warrants to purchase 12,168,159 shares of common stock outstanding at exercise prices ranging from $0.001 to $7.634 (with a weighted average exercise price of $4.03), and (ii) options to purchase 4,181,977 shares of common stock at a weighted average exercise price of $2.53 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On August 2, 2022, the reported low sale price of our common stock was $0.58, the reported high sale price was $0.63 and closing price of our common stock was $0.58 while on December 31, 2021 the closing price of our common stock was $2.70. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

Many of the costs associated with our ongoing ONWARD Phase 3 trial and any future trials, with expected remaining costs of about $480,000, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the six months ended June 30, 2022 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

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

Dated: August 15, 2022