Form 10-Q
period 2022-09-30
ADIAL PHARMACEUTICALS, INC.
filed 2022-11-14
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of common stock outstanding as of November 14, 2022 was 26,853,962.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,752,665	$6,062,173
Prepaid research and development	516,500	9,931
Prepaid expenses and other current assets	504,104	389,501
Total Current Assets	6,773,269	6,461,605

Other Assets:
Fixed Assets, net	52,355	58,149
Intangible assets, net	4,618	5,041
Acquired in-process research and development	455,000	455,000
Right-to-use Asset	207,471	246,209
Goodwill	248,971	248,971

Total Assets	$7,741,684	$7,474,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$278,200	$286,192
Accrued expenses	955,405	2,376,930
Accrued expenses, related party	30,000	—
Lease liability, current	54,961	49,585
Other current liabilities	8,386	9,683
Total Current Liabilities	1,326,952	2,722,390

Contingent liabilities	817,000	1,014,000
Lease liability, non-current	165,288	207,375
Deferred tax liability	23,399	23,399
Total Liabilities	2,332,639	3,967,164

Commitments and contingencies (footnote 7)

Shareholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 26,853,962 and 20,946,712 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26,854	20,947
Additional paid in capital	66,190,027	54,429,979
Accumulated deficit	(60,807,836)	(50,943,115)
Total Shareholders’ Equity	5,409,045	3,507,811

Total Liabilities and Shareholders’ Equity	$7,741,684	$7,474,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development expenses	$1,243,556	$1,691,688	$3,040,024	$6,062,360
General and administrative expenses	1,944,137	2,371,840	7,037,085	7,245,227
Total Operating Expenses	3,187,693	4,063,528	10,077,109	13,307,587

Loss From Operations	(3,187,693)	(4,063,528)	(10,077,109)	(13,307,587)

Other Income (Expense)
Interest income	3,343	2,862	15,388	4,338
Change in value of contingent liability	75,000	(274,524)	197,000	(335,727)
Other income	–	17,406	–	46,494
Total other income (expense)	78,343	(254,256)	212,388	(284,895)

Loss Before Provision For Income Taxes	(3,109,350)	(4,317,784)	(9,864,721)	(13,592,482)
Provision for income taxes	–	—	–	—

Net Loss	$(3,109,350)	$(4,317,784)	$(9,864,721)	$(13,592,482)

Net loss per share, basic and diluted	$(0.12)	$(0.22)	$(0.40)	$(0.76)

Weighted average shares, basic and diluted	25,724,557	19,848,108	24,803,909	17,864,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	20,946,712	$20,947	$54,429,979	$(50,943,115)	$3,507,811
Equity-based compensation - stock option expense	—	—	567,189	—	567,189
Equity-based compensation - stock issuances to consultants and employees	450,000	450	415,973	—	416,423
Sale of common stock and warrants, net of transaction costs	2,322,250	2,322	9,121,419	—	9,123,741
Net loss	—	—	—	(2,907,839)	(2,907,839)
Balance, March 31, 2022	23,718,962	$23,719	$64,534,560	$(53,850,954)	$10,707,325
Equity-based compensation - stock option expense	—	—	625,816	—	625,816
Equity-based compensation - stock issuances to consultants and employees	270,000	270	473,636	—	473,906
Warrants exercised	1,865,000	1,865	—	—	1,865
Net loss	—	—	—	(3,847,532)	(3,847,532)
Balance, June 30, 2022	25,853,962	25,854	65,634,012	(57,698,486)	7,961,380
Equity-based compensation - stock option expense	—	—	477,868	—	477,868
Equity-based compensation - stock issuances to consultants and employees	1,000,000	1,000	78,147	—	79,147
Net loss	—	—	—	(3,109,350)	(3,109,350)
Balance, September 30, 2022	26,853,962	26,854	66,190,027	(60,807,836)	5,409,045

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Equity-based compensation - stock option expense	—	—	473,787	—	473,787
Equity-based compensation - stock issuances to consultants and employees	350,000	350	850,550	—	850,900
Warrants exercised	712,500	712	1,424,288	—	1,425,000
Stock options exercised	10,000	10	14,490	—	14,500
Stock issued as consideration for acquisition	699,980	700	1,059,450	—	1,060,150
Sale of common stock, net of transaction costs	1,104,297	1,105	2,639,898	—	2,641,003
Net loss	—	—	—	(4,833,764)	(4,833,764)
Balance, March 31, 2021	17,269,877	$17,270	$41,953,925	$(36,353,553)	$5,617,642
Equity-based compensation - stock option expense	—	—	568,295	—	568,295
Equity-based compensation - stock issuances to consultants and employees	100,000	100	274,900	—	275,000
Sale of common stock, net of transaction costs	1,035,849	1,036	2,807,964	—	2,809,000
Net loss	—	—	—	(4,440,934)	(4,440,934)
Balance, June 30, 2021	18,405,726	$18,406	$45,605,084	$(40,794,487)	$4,829,003
Equity-based compensation - stock option expense	—	—	640,777	—	640,777
Equity-based compensation - stock issuances to consultants and employees	170,000	170	547,930	—	548,100
Sale of common stock, net of transaction costs	1,872,430	1,872	5,498,130	—	5,500,002
Net loss	—	—	—	(4,317,784)	(4,317,784)
Balance, September 30, 2021	20,448,156	20,448	52,291,921	(45,112,271)	7,200,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,864,721)	$(13,592,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	2,640,349	3,356,859
Gain on forgiveness of loan	—	(29,088)
Depreciation of fixed assets	5,794	2,593
Fixed asset disposal	—	6,954
Amortization of intangible assets	423	423
Amortization of right-to-use asset	38,738	35,700
Change in fair value of contingent liability	(197,000)	335,727
Changes in operating assets and liabilities:
Prepaid research and development expenses	(506,569)	(2,500)
Prepaid expenses and other current assets	(114,603)	(68,095)
Accrued expenses	(1,421,525)	868,200
Accrued expenses, related party	30,000
Accounts payable	(9,289)	(464,459)
Change in operating lease liability	(36,711)	(26,229)
Net cash used in operating activities	(9,435,114)	(9,576,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(64,605)
Purchase consideration paid for acquisition, net of cash acquired	—	30,589
Net cash used in investing activities	—	(34,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	9,123,741	10,950,005
Proceeds from warrant exercise	1,865	1,425,000
Proceeds from options exercise	—	14,500
Net cash provided by financing activities	9,125,606	12,389,505

NET INCREASE IN CASH AND CASH EQUIVALENTS	(309,508)	2,779,092

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	6,062,173	4,401,114

CASH AND CASH EQUIVALENTS-END OF PERIOD	$5,752,665	$7,180,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$—	1,060,150
Contingent consideration for acquisition	$—	732,287

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

2 — LIQUIDITY, GOING CONCERN, AND OTHER UNCERTAINTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $60.8 million as of September 30, 2022. Based on the current development plans for AD04 in both the U.S. and international markets, planned R&D activities to develop Purnovate drug candidates, and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements, though the Company expects cash on hand to be sufficient to fund operations through the second quarter of 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the recently announced results of its ONWARD Phase 3 trial, the Company intends to share the results of the trial with the relevant health authorities in Europe and the United States to discuss the appropriate next steps towards the expeditious development of AD04 and to seek product approval. The results of these discussions may materially change the Company’s expectations concerning the expected development cost of AD04. The Company has also initiated a number of research and development projects associated with Purnovate, including Purnovate’s lead compound, PNV5030, for treatment of pain and potentially for treatment of cancer. Though the Company’s cash on hand at the filing date is not estimated to be sufficient to fund operations through the twelve months subsequent to the date of this report, the Company believes funds on hand to be sufficient to bring the Purnovate program to the point of filing an IND for PNV5030. However, there can be no guarantee that conditions will not change and that the Company will not require additional funding in order to fund these additional projects, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may result in material disruption to the Company’s operations. In such case, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to regulators concerning AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

With the results of the ONWARD trial having been released, the risk of delays to the Company’s development programs from COVID-19 are reduced. However, the ongoing effects of the ongoing coronavirus pandemic, such as supply chain disruptions and post-stimulus inflation, may increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our other key vendors and suppliers. The full extent to which the COVID-19 pandemic impacts the clinical development of AD04, preclinical development of the PNV5030, research and development activities around other Purnovate drug candidates, and the Company’s suppliers and other commercial partners, will depend on future developments that are still highly uncertain and cannot be predicted with confidence at this time, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three and nine month periods ended September 30, 2022 and 2021 were as follows:

	Potentially Dilutive Common Shares Outstanding September 30,
	2022	2021
Warrants to purchase common shares	12,095,870	7,884,936
Common Shares issuable on exercise of options	4,316,977	3,670,866
Shares subject to repurchase	1,194,444	-
Total potentially dilutive Common Shares excluded	17,607,291	11,555,802

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

The fair value of cash and cash equivalents, accounts payable approximate their carrying value due to their short-term maturities.

Non-financial assets, such as IPR&D and goodwill, are accounted for at fair value on a nonrecurring basis.

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of September 30, 2022, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 44% for regulatory and sales-based milestones.

September 30, 2022
Balance, December 31, 2021	$(1,014,000)
Total gains recognized	197,000
Balance as of September 30, 2022	$(817,000)

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

4 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Clinical research organization services and expenses	$117,127	$1,826,479
Employee compensation	686,501	520,795
Preclinical and manufacturing expenses	119,839	–
Legal and consulting services	31,938	29,656
Total accrued expenses	$955,405	$2,376,930

5 — RELATED PARTY TRANSACTIONS

On December 7, 2020, the Company entered into an Equity Purchase Agreement with Purnovate, LLC to purchase all of the outstanding membership interests of Purnovate from the members of Purnovate (the “Members”), such that after the acquisition, Purnovate became a wholly owned subsidiary of the Company. The Company’s then Chief Executive Officer and board member, William B. Stilley, and another Adial board member, James W. Newman, Jr. were, directly or indirectly, the members of Purnovate. Messrs. Stilley and Newman agreed to sell their membership interests on the same terms as the other Members, except that Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the stock consideration that he received so long as his employment has not been terminated by the Company without cause prior to the end of such period. Mr. Stilley owned approximately 28.7% of the membership interest of Purnovate and Mr. Newman controlled two entities that, together, own less than 1% of the membership interests of Purnovate. As a result of the foregoing, the Company formed a Special Committee of independent members of its Board of Directors to review and negotiate the acquisition terms. On January 26, 2021 the acquisition was consummated, and Messrs. Stilley and Newman sold all of their membership interests in Purnovate to the Company (see Note 4).

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

During the three and nine months ended September 30, 2022, the Company issued no shares of common stock and 470,000 shares of common stock at a cost of $818,350, respectively, to consultants for services rendered.

During the nine months ended September 30, 2022, the Company issued employees 1,250,000 shares of common stock as bonuses. The first issuance of 250,000 shares are subject to forfeiture for nominal consideration to Company on termination of the employee, the shares no longer being liable to forfeiture (“vesting”) on the following schedule: 1/24 of 166,667 shares vesting on the date of issue and the first of each of the next twenty-three subsequent months, and 83,333 shares vesting on the third anniversary of the date of issue. The second issuance of 1,000,000 shares are subject to forfeiture on the same conditions, but on the following schedule: 1/6 of the issued shares vesting six months from date of issue, then 1/12 vesting at the end of each subsequent three month period, the entire grant being vested three years from date of issue. On September 30, 2022, 55,556 shares were vested and 1,194,444 shares remained subject to repurchase.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On October 13, 2022, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 9,500,000. At September 30, 2022, the Company had issued 2,414,993 shares under the 2017 Equity Incentive Plan and had outstanding 4,177,291 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 2,907,716 available for issue.

Stock Options

The following table provides the stock option activity for the nine months ended September 30, 2022:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2021	3,585,310	7.80	$2.64	$2.02
Issued	731,667		1.70	1.39
Cancelled	–
Outstanding September 30, 2022	4,316,977	7.47	$2.48	$1.91
Outstanding September 30, 2022, vested and exercisable	2,987,820	6.95	$2.63	$1.99

At September 30, 2022, the total intrinsic value of the outstanding options was $0.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the nine months ended September 30, 2022:

September 30, 2022
Fair Value per Share	$0.59-2.00
Expected Term (years)	6.0
Expected Dividend	$—
Expected Volatility	107.88-116.54%
Risk free rate	1.89-3.26%

During the nine months ended September 30, 2022, 731,667 options to purchase shares of common stock were granted at a fair value of $1,017,095, an approximate weighted average fair value of $1.39 per option, to be amortized over a service a weighted average period of 2.89 years. As of September 30, 2022, $2,374,688 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.8 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development options expense	51,799	79,604	180,627	223,413
Total research and development expenses	51,799	79,604	180,627	223,413
General and administrative options expense	426,069	468,281	1,490,246	1,289,192
Stock and warrants issued to consultants and employees	79,147	640,992	969,476	1,844,254
Total general and administrative expenses	505,216	1,109,273	2,459,722	3,133,446
Total stock-based compensation expense	$557,015	$1,188,877	$2,640,349	$3,356,859

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2021	7,990,271	2.63	$4.82	0.14
Issued	6,042,888		1.74
Exercised	(1,865,000)		$0.001
Outstanding September 30, 2022	12,168,159	3.29	$4.03	0.01

This table includes warrants to purchase 344,851 shares of common stock issued to consultants, including the 200,000 issued during the nine months ended September 30, 2022, with a total fair value of $263,195 at time of issue, calculated using the Black Scholes model assuming an underlying security values of $2.06, volatility rate of 107.88% risk-free rate of 1.71%, and an expected term of 6.5 years. During the nine months ended September 30, 2022, the Company recognized $305,230 in expense associated with these warrants with no additional expense remaining to be recognized.

7 — COMMITMENTS AND CONTINGENCIES

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

During both the three and nine months ended September 30, 2022 and 2021, the Company recognized $10,000 and $30,000 minimum license royalty expenses under this agreement, respectively. On May 13, 2022, the Company acknowledged that its Phase 3 trial was complete according to the terms of the UVA LVG license and recognized an accrued license royalty expense of $155,000, which payment was made on September 6, 2022. At September 30, 2022 and December 31, 2021, total accrued royalties and fees due to UVA LVG were $30,000 and $0, respectively, shown on balance sheet as accrued expenses, related party.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of AD04 for fees, as amended, of $3,100,764 (€3,168,895 converted to dollars at the Euro/US Dollar exchange rate of 0.9785 $/€ as of September 30, 2022), payable upon attainment of certain milestones. On March 22, 2022, the Company acknowledged the occurrence of the milestone event of 90% of trial case report forms having been monitored, and made a payment of $148,875. On May 13, 2022, the Company acknowledged the milestone event of the last patient having made the last clinical visit and made a payment of $146,765, and on June 30, 2022 the Company acknowledged the additional milestone event of the trial database being locked at which time it recognized a payable of $137,375.

On April 28, 2022, the Company and Crown settled a previous dispute concerning a putative change order. As part of this agreement, the Company agreed to pay Crown a total of $454,034 (€410,000) for changes to the services described in Service Order 1. The settlement also altered the schedule of remaining milestones to be as described in the table below.

At September 30, 2022, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
eTMF Transfer	5%	$132,067

During the nine months ended September 30, 2022, the Company recognized $275,516 in non-cash income associated with the Service Agreement 1 and the settlement described above, classified as a negative R&D expense. The negative expense was a result of the value of the settlement and total, fully earned value of milestones being less than the expense previously accrued. On September 30, 2022 there remained an accrued R&D expense of $117,127 related to direct expenses under this agreement, which expense is expected to be fully paid with the occurrence of the final milestone payment.

Service Agreement 1 also estimated approximately $2.1 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which are billed as incurred and the total contingent upon individual site rate and enrollment rates. With clinical enrollment having ended, the Company has recorded approximately $3.5 million in site fees over the entire conduct of the trial, and does not expect to record material additional site expenses. During the nine months ended September 30, 2022, the Company recognized non-cash income of $75,319 associated with fees to investigators and sites, classified as a negative R&D expense, resulting from earned site fees in the quarter being lower than the those previously accrued.

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

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Components of total lease cost:	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Operating lease expense	$19,634	$22,231	$60,490	$56,090
Short-term lease expense	—	—	—	—
Total lease cost	$19,634	$22,231	$60,490	$56,090

Supplemental cash flow information related to leases are as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$52,595	$45,146

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$7,895	$294,294

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2022	As of December 31, 2021
Assets
Lease right of use assets	$207,471	$246,209
Total lease assets	$207,471	$246,209

Liabilities
Current liabilities:
Lease liability - current portion	$54,961	$49,585
Noncurrent liabilities:
Lease liability, net of current portion	165,288	207,375
Total lease liability	$220,249	$256,960

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

	As of September 30, 2022	As of September 30, 2021
Weighted average remaining lease term (in years) - operating leases	3.33	4.33
Weighted average discount rate - operating leases	9.00%	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of September 30, 2022, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2022 (remaining)	17,383
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$249,673
Less effects of discounting	(29,424)
Present value of future minimum lease payments	$220,249

Lease Commitments – Related Party

On March 1, 2020, the Company entered into a sublease with Purnovate, LLC, a private company in which the Company’s then CEO had a 28.7% equity interest, for the lease of three offices at 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901. The lease had a term of two years, and the monthly rent was $1,400. During both the three and nine months ended September 30, 2021, the rent expense associated with this lease was $1,400. On acquisition of Purnovate, the sublease was terminated and the Company assumed the obligations of Purnovate’s lease.

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause, which term was extended on March 22, 2022 for an additional three years commencing as of March 24, 2022. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. The Consulting Agreement had an expiration date of March 31, 2022, which was extended on March 22, 2022 for an additional three years commencing as of March 24, 2022. On September 8, 2022, the Consulting Agreement was amended to increase Dr. Johnson’s annual fee to $435,000 and to establish a series of payments in cash and stock for the performance of certain milestones. The Company recognized $103,750 and $291,250 in compensation expense in the both the three and nine months ended September 30, 2022 and 2021, respectively, as a result of this agreement.

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

As of September 30, 2022, the Company had recognized all expenses associated with this agreement. No further expenses associated with the PEPCO MSA work order are expected.

On April 5, 2021, the Company entered into another Lock-Up Agreement Extension, which amended the Lock-Up Extension and extended the term of Dr. Johnson’s Lock-Up from April 1, 2021 until such date as the Company shall have publicly released the data from its ONWARD™ Phase 3 pivotal trial of AD04, in genetically identified subjects for the treatment of Alcohol Use Disorder.

Preclinical Research Agreement

On June 1, 2022, the Company entered into an agreement and scope-of-work (“SOW”) specification for research services with IIT Research Institute for a range of in vitro and preclinical safety studies of PNV5030, Purnovate’s lead drug candidate for treatment of pain and potentially cancer. The studies are intended to enable a submission of an Investigational New Drug application for PNV5030 to the FDA. In total, this agreement commits the Company to $1,409,000 in payments. An advance payment of $579,000 was due on execution of the agreement and SOW, which was made and booked as a pre-paid expense asset on the condensed consolidated balance sheet as of September 30, 2022. At September 30, 2022, the Company had recognized $62,500 in expenses associated with this agreement, categorized and R&D expenses and charged against the previously booked prepaid expense asset.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 36 months. These agreements, in aggregate, commit the Company to approximately $900,000 in future cash if fully utilized.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of September 30, 2022, the Company did not have any pending legal actions.

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

We have incurred net losses in each year since our inception, including net losses of approximately $9.9 million and $13.6 million for the nine months ended September 30, 2022 and 2021, respectively. We had accumulated deficits of approximately $60.8 and $50.9 million as of September 30, 2022 and December 31, 2021, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

Recent Developments

On August 18, 2022, our board of directors appointed Cary J. Claiborne, age 61, as President and Chief Executive Officer.

In connection with his appointment, we entered into an amendment to our December 2021 employment agreement with Mr. Claiborne to employ Mr. Claiborne on a full-time basis as the Company’s President and Chief Executive Officer for the remaining term of the three-year employment agreement at an annual base salary of $450,000, with a discretionary bonus of up to 40% of his base salary upon achievement of objectives as may be determined by our board of directors. Mr. Claiborne also received a grant of restricted stock units for 1,000,000 shares of the Company’s common stock pursuant to the Company’s 2017 Equity Incentive Plan, vesting over 36 months. In his previous capacity as our Chief Operating Officer Mr. Claiborne devoted eighty percent (80%) of his business time to the affairs of the Company for which he received an annual base salary of $304,000.

On August 18, 2022, our board of directors also appointed Kevin Schuyler as non-executive Chairman of the board of directors. Kevin Schuyler, age 53, has served as a director since April 2016 and is Lead Independent Director. From April 2016 to August 2022, he served as our Vice Chairman of the board of directors.

On August 18, 2022, William B. Stilley was appointed Chief Executive Officer of Purnovate, Inc. In connection with Mr. Stilley’s appointment as Chief Executive Officer of Purnovate, Inc., we and Mr. Stilley entered into an amendment to our July 2018 employment agreement with Mr. Stilley, as amended to employ Mr. Stilley as the Chief Executive Officer of Purnovate, Inc. for the remaining term of the five-year employment agreement at an annual base salary of $260,000, with opportunity for bonuses and a salary increase upon certain achievements. Mr. Stilley also received a grant of options to purchase 100,000 shares of our common stock pursuant to the Company’s 2017 Equity Incentive Plan, vesting upon the achievement of certain milestones.

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

Results of operations for the three months ended September 30, 2022 and 2021 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended September 30,		Change
	2022	2021	(Decrease)
Research and development expenses	$1,244,000	$1,692,000	$(448,000)
General and administrative expenses	1,944,000	2,372,000	(428,000)
Total Operating Expenses	3,188,000	4,064,000	(876,000)

Loss From Operations	(3,188,000)	(4,064,000)	876,000

Gain (loss) on change of fair value of contingent liability	75,000	(274,000)	349,000
Interest income	3,000	3,000	—
Other income	—	17,000	(17,000)
Total other income (expenses)	78,000	(254,000)	332,000

Net Loss	$(3,110,000)	$(4,318,000)	$1,208,000

Research and development (“R&D”) expenses

Research and development expenses decreased by $448,000 (26%) during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The three months ended September 30, 2022 continued to see very substantial decreases in clinical trials expense of $788,000 and ONWARD-supporting manufacturing expense of $167,000 with the completion of the ONWARD trial. There was also an additional decrease of $28,000 in R&D equity compensation expense with the completed vesting of option grants to R&D-directed employees. These decreases were partially offset by an increase in Purnovate research and development expense of $471,000 as several new preclinical programs began.

General and administrative expenses (“G&A”) expenses

The decrease of $428,000 (18%) in general and administrative expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven primarily by a large decrease in G&A equity compensation expense of $604,000, this decrease due to decreased use of stock grants and the completed vesting of a number of options grants in the period. This was partially offset by increases in legal expenses, public relations, and G&A-directed salaries of $82,000, $34,000, and $101,000, respectively.

Change in Fair Value of Contingent Consideration

The change in the fair value of contingent consideration changed of $349,000 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, resulted from the Company recognizing a gain of $78,000 during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, when the Company recognized a loss of $254,000. This difference came as a result of changes in estimated completion of milestones triggering future payments, as well as an increase in the discount rate used to calculate the present value of contingent consideration.

Results of operations for the nine months ended September 30, 2022 and 2021 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Nine Months Ended September 30,		Change
	2022	2021	(Decrease)
Research and development expenses	$3,040,000	$6,062,000	$(3,022,000)
General and administrative expenses	7,037,000	7,245,000	(208,000)
Total Operating Expenses	10,077,000	13,307,000	(3,230,000)

Loss From Operations	(10,077,000)	(13,307,000)	3,230,000

Loss on change of fair value of contingent liability	197,000	(336,000)	533,000
Interest income	15,000	4,000	11,000
Other income	–	46,000	(46,000)
Total other income (expenses)	212,000	(286,000)	498,000

Net Loss	$(9,865,000)	$(13,593,000)	$3,728,000

Research and development (“R&D”) expenses

Research and development expenses decreased by $3,022,000 (50%) in the nine months ended September 30, 2022 compared to the nine months ended September 31, 2022. This decrease was due to the sharp decrease in direct trial expenses of $4,152,000 and in ONWARD-supporting manufacturing expenses of $306,000 with the completion of the ONWARD trial clinical activities during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, when the ONWARD trial was actively recruiting patients. These decreases were partially offset by increases in Purnovate research and development project costs of $1,144,000, as several new preclinical programs began.

General and administrative expenses (“G&A”) expenses

The decrease in general and administrative expenses during the nine months ended September 30, 2021 was driven primarily by a large decrease in G&A equity compensation expense of $674,000, this decrease was due to decreased use of stock grants and the completed vesting of a number of options grants in the period. This was partially offset by increases in G&A-directed salaries of $491,000 associated with increased headcounts.

Change in Fair Value of Contingent Consideration

The change in the fair value of contingent consideration had a favorable change of $533,000 (159%) in the nine months ended September 30, 2022, when the Company recognized a gain of $197,000, compared to the nine months ended September 30, 2021, when the Company recognized a loss of $336,000. This difference came as a result of changes in estimated completion of milestones triggering future payments, as well as an increase in the discount rate used to calculate the present value of contingent consideration.

Liquidity and capital resources at September 30, 2022

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

During the nine months ended September 30, 2022, our primary source of cash was from the sale of securities in a registered direct offering. On February 10, 2022, we entered into a securities purchase agreement with an accredited institutional investor providing for the issuance of (i) 2,322,250 shares of our common stock, (ii) pre-funded warrants to purchase up to 1,865,000 shares of common stock with an exercise price of $0.001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of common stock to ensure that the investor does not exceed certain beneficial ownership limitations, and (iii) warrants, with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 3,977,888 shares of common stock at an exercise price of $2.52 per share. We received net proceeds from the offering of approximately $9.1 million after deducting fees due to the placement agent and our transaction expenses.

At September 30, 2022, our cash and cash equivalents were $5,752,665 as compared to $6,062,173 at December 31, 2021.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections. We expect to use approximately $7.7 million in cash during the twelve months ended September 30, 2023 for residual trial costs, preparing regulatory filings for AD04, preclinical development of PNV5030, other R&D project costs for Purnovate compound development, and general corporate expenses, which is more than the cash on hand. We expect to exhaust funds on hand near the end of the second quarter of 2023. There is no assurance that funds could be raised prior to our exhausting our funds on acceptable terms. These factors raise considerable doubt as to our ability to continue as a going concern.

We will also require additional financing as we continue to execute our overall business strategy, including an estimated minimum of $20 million for a second phase three trial of AD04. Preparing regulatory filings for AD04, to the degree that outside legal and consulting resources are required, may add to our costs. We will also require at least $1.4 million for a phase one safety trial of PNV5030, which we expect to begin in 2023. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. We anticipate that, our future liquidity requirements will be funded through the incurrence of indebtedness, additional equity financings or a combination. In addition, we may raise additional funds through grants and/or corporate collaboration and licensing arrangements.

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

Cash flows

(rounded to nearest thousand)	For the Nine Months Ended September 30,
	2022	2021
Provided by (used in)
Operating activities	$(9,435,000)	(9,576,000)
Investing activities	–	(34,000)
Financing activities	9,126,000	12,390,000
Net increase in cash and cash equivalents	$(309,000)	2,779,000

Net cash used in operating activities

Net cash used in operating activities decreased by $141,000 in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This reduction in cash used was substantially less than the $3,230,000 decrease in recognized expense when comparing the same two periods. This difference was primarily due to increases in prepaid expenses of $613,000, increased payment of previously accrued expenses of $2,291,000 and an increase in the change in fair value of contingent liability of $533,000.

Net cash provided by investing activities

The Company purchased Purnovate and capital equipment in the nine months ended September 30, 2021, resulting in net negative cash flow due to investing activities of $34,000. No such investing activity took place in the nine months ended September 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $3,264,000 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was due to the confluence of management’s assessment that less financing would be needed to take the Company to its next critical milestone of releasing the ONWARD trial data with generally tighter capital markets. During the nine months ended September 30, 2022, substantially all of our cash flows from financing activities was from the proceeds that we received from the sale of $9,124,000 of common stock and warrants in February 2022. During the nine months ended September 30, 2021, our cash flows from financing activities was primarily from the sale of $10,950,000 of securities and to a lesser extent proceeds of $1,425,000 from warrant exercises.

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

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The key assumptions included in the model are as follows:

●	Expected volatility — We determine the expected price volatility based on the historical volatilities of a peer group as we do not have a sufficient trading history for our shares of common stock to determine expected volatility for the entire expected life of our options and other equity based awards. We therefore blend our available historical volatility data with volatility data on our industry peers. Industry peers consist of several public companies in the bio-tech industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to blend peer data with our own using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation. Starting in 2020, we began blending data on our historical volatility together with this peer group of companies, the proportion of our volatility used growing as the period of our historical volatility becomes longer.

●	Risk-free interest rate — The risk free rate was determined based on yields of U.S. Treasury Bonds of comparable terms.

●	Expected dividend yield — We have not previously issued dividends and do not anticipate paying dividends in the foreseeable future. Therefore, we used a dividend rate of zero based on our expectation of additional dividends.

●	Expected term —The expected term of the options was estimated using the simplified method.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. We are organized in one reporting unit and evaluate the goodwill for our company as a whole. We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires us to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact our financial condition and results of operations. There was no impairment of goodwill for the period ended September 30, 2022.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Company

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our shares of common stock are currently listed on The Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, The Nasdaq Stock Market LLC may take steps to delist our common stock. Any delisting would likely have a negative effect on the price of our common stock and would impair stockholders’ ability to sell or purchase their common stock when they wish to do so.

On August 31, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (July 20, 2022 through August 30, 2022), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock which will continue to trade on The Nasdaq Capital Market under the symbol “ADIL”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we initially have a compliance period of 180 calendar days, or until February 27, 2023, to regain compliance with Nasdaq Listing Rules. Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by February 27, 2023, we may be eligible for additional time to comply; however, such additional time is not guaranteed and is subject to the discretion of Nasdaq. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any action taken by us would result in our common stock meeting The Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of September 30, 2022, we had an accumulated deficit of approximately $60.8 million.

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

Previous clinical trials using ondansetron have had different trial designs, doses, parameters and endpoints than the current ONWARD Phase 3 clinical trial that is intended to serve as a potential basis for approval of AD04. Though various doses of ondansetron have been tested as treatments for alcohol addiction (Johnson, BA et al., 2011; Johnson, BA et al., 2000; Kranzler et al, 2003; Sellers, EM et al., 1994), the 283-patient Phase 2b clinical trial on which, until the ONWARD trial, we were largely basing our clinical expectations on and only tested one dosing regimen, which was weight-based (Johnson, BA et al., 2011). The recently completed ONWARD trial tested a fixed dose regimen, and provided data showing apparent effectiveness for a predetermined subset of heavy drinkers. We plan to continue to use this same fixed dose in future clinical trials that we believe provides good coverage given the dose ranges tested clinically; however, it is possible that the dose selected is not the optimal dose and so drug effects may be limited or not be demonstrated sufficiently in additional clinical testing. Moreover, only one genotype in the genetic panel that will be used to define patients that are genotype positive for treatment with AD04 was used in primary analyses of the Phase 2b trial and three of the genotypes were added to the panel after a retrospective exploratory analysis of the Phase 2b data. The genotype in the panel related to the 5-HTT, that was included in the primary analysis (Johnson, BA et al., 2011) appears to make up almost half of the patients that are genotype positive. The three genotypes related to modulation of the 5-HT3 receptor were selected based on a retrospective analysis that was constrained to 18 single-nucleotide polymorphism (“SNPs”) identified for analysis (Johnson, BA et al., 2013). Therefore, while the effects of the full genetic panel appear to have been confirmed in the ONWARD trial, confidence in the effects of the 5-HT3 genetics is less than that for the 5-HTT genetics based on the Phase 2b trial analysis, and this could negatively impact the treatment effect of AD04 in Phase 3 trials for a segment of the patients identified as genotype positive, which could dilute the overall demonstrated effect of AD04 in any such trials.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 24.8% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors, Cary J. Claiborne, our CEO and a director, William B. Stilley, a director, Kevin Schuyler, a director, James W. Newman, a director, and Joseph Truluck, our Chief Financial Officer, beneficially own approximately 3.14%, 4.38%, 9.54%, 4.11%, 3.19%, and 2.32%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 9,500,000 at our 2022 Annual Stockholders Meeting, and of which 2,907,716 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At September 30, 2022, we had outstanding (i) warrants to purchase 12,168,159 shares of common stock outstanding at exercise prices ranging from $0.001 to $7.634 (with a weighted average exercise price of $4.03), and (ii) options to purchase 4,316,977 shares of common stock at a weighted average exercise price of $2.48 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future, and as a result, investors in our common stock could incur substantial losses.

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On October 26, 2022, the reported low sale price of our common stock was $0.28, the reported high sale price was $0.30 and closing price of our common stock was $0.28 while on December 31, 2021 the closing price of our common stock was $2.70. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

Many of the costs associated with our ongoing ONWARD Phase 3 trial and any future trials, with expected remaining costs of about $200,000, are denominated in Euros, while our funding is held in US Dollars. A change in the value of the Euro relative to the US Dollar may significantly impact the cost of our trial, positively or negatively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the nine months ended September 30, 2022 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
10.1	Amendment to Employment Agreement effective as of August 22, 2022 by and between Adial Pharmaceuticals, Inc. and Cary J. Claiborne (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No.001-38323, filed with the Securities and Exchange Commission on August 23 , 2022).
10.2	Amendment to Employment Agreement effective as of August 22, 2022 by and between Adial Pharmaceuticals, Inc. and William B. Stilley, III (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No.001-38323, filed with the Securities and Exchange Commission on August 23, 2022).
10.3	Amendment to Consulting Agreement effective as of September 8, 2022 by and between Adial Pharmaceuticals, Inc. and Bankole A. Johnson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No.001-38323, filed with the Securities and Exchange Commission on September 13, 2022).
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ Cary J. Claiborne
Name:	Cary J. Claiborne
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph Truluck
Name:	Joseph Truluck
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 14, 2022