Form 10-K
period 2022-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2023-03-30
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $31,265,353. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 27, 2023, the issuer had 28,516,564 shares of common stock outstanding.

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

Risks Relating to Our Company

●	We have a limited operating history and have incurred significant losses since our inception.

●	There is substantial doubt about our ability to continue as a going concern.

●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.

●	There can be no assurance that we will be able to execute on our business strategy.

●	We will need to secure additional financing, which may not be available to us on favorable terms, if at all.

●	We have identified weaknesses in our internal controls.

●	We rely on a license to use various technologies that are material to our business.

●	Our business is dependent upon the success of our lead product candidate, AD04.

●	The active ingredient of our product candidate, ondansetron, is currently available in generic form.

●	Changes in general economic conditions and geopolitical and other conditions may adversely impact us.

●	For ondansetron, under short-term use, there are currently no long-term use clinical safety data available.

●	All of our current data for our lead product candidate do not necessarily provide sufficient evidence that our products are viable as potential pharmaceutical products.

●	The FDA and/or EMA may not accept our planned Phase 3 endpoints for final approval of AD04.

●	We will incur additional costs if the FDA or EMA requires additional clinical trials.

●	AD04 is dependent on a successful development, approval, and commercialization of a genetic test.

●	We have limited experience as a company conducting clinical trials.

●	Our product candidate will require extensive clinical and other testing.

●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of AD04.

●	Delays in the enrollment of patients in our clinical trials could impact our regulatory approvals.

●	Our success will be dependent upon adoption of our products by physicians.

●	Rapid technological change and substantial competition may impair the business.

Risks Relating to Purnovate, Inc. (“Purnovate”)

●	The combined company may not experience the anticipated strategic benefits of the acquisition and we may be unable to successfully integrate the Purnovate businesses.

●	Purnovate has a limited operating history upon which to evaluate its ability to commercialize its products.

●	The product candidates of Purnovate are in the early stages of development.

Risks Relating to Our Business and Industry

●	We must obtain regulatory approvals in every jurisdiction in which we intend to sell our product candidate.

●	Clinical trials are very expensive, time-consuming and difficult to design and implement.

●	AD04 and any future product candidates may cause undesirable side effects.

●	We may incur substantial liabilities and may be subject to product liability lawsuits.

●	There is uncertainty as to market acceptance of our technology and product candidates.

●	We will continue to be subject to ongoing and extensive regulatory requirements even after regulatory approval, and compliance with such regulatory requirements cannot be assured.

●	Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities.

●	We have no experience selling, marketing or distributing products and have no internal capability to do so.

●	We may not be successful in establishing and maintaining strategic partnerships.

●	Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches and we may face particular data protection, data security and privacy risks.

●	We have limited protection for our intellectual property.

●	We may be involved in lawsuits to protect or enforce the patents of our licensors.

●	Obtaining and maintaining patent protection depends on compliance with requirements imposed by governmental patent agencies and the courts.

●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We rely on key executive officers and scientific, regulatory and medical advisors.

●	Certain of our officers may have a conflict of interest.

●	We may acquire other businesses that could harm our operating results.

●	Declining general economic or business conditions may have a negative impact on our business.

●	Health care policy changes, including legislation reforming the U.S. health care system and other legislative initiatives, may have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Securities and Investing in Our Securities

●	Certain of our shareholders have sufficient voting power to make corporate governance decisions.

●	Future sales of securities could result in additional dilution.

●	Issuance of additional securities could adversely affect the rights of the holders of our common stock.

●	If we issue preferred stock with superior rights than our common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

●	We have never paid dividends and have no plans to pay dividends in the foreseeable future.

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	If we implement a reverse stock split, it may not result in intended benefits.

●	We cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

●	Our common stock has often been thinly traded, so you may be unable to sell at or near ask prices or at all.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.

●	Our need for future financing may result in the issuance of additional securities and dilution.

●	Fluctuations in the international currency markets may significantly impact the cost of our planned trial.

●	The application of the “penny stock” rules to our common stock could limit the trading and liquidity.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts to replace or remove our current management.

●	Our Certificate of Incorporation and our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	The warrants that we have issued are speculative in nature.

●	There is no established market for the warrants.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug candidate, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). AD04 was recently investigated in a Phase 3 clinical trial, designated the ONWARD trial, for the potential treatment of AUD in subjects with certain target genotypes, which were identified using our companion diagnostic genetic test. Based on our analysis of the subgroup data from the ONWARD trial, we are now focused on commercializing AD04 in the U.S. and Europe.

We continue to explore opportunities to expand our portfolio in the field of addiction and related disorders such as pain reduction, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction focused pharmaceutical company.

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and in January 2023, we entered into an option agreement (the “Option Agreement”) with Adenomed LLC (“Buyer”), pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Option Agreement (the “Option Term”) for Buyer or its designated affiliate to acquire all of the assets of Purnovate. We have been using Purnovate’s adenosine drug discovery and development platform to invent and develop novel chemical entities as drug candidates for large unmet medical needs.

We have devoted the vast majority of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property.

Recent Developments

In March 2023, we announced an update to our regulatory strategy for AD04. Key highlights included:

●	ONWARD™ Phase 3 clinical trial data showed that AD04 achieved a statistically significant mean reduction in heavy drinking days among the pre-specified group of “heavy drinkers” (defined as those drinking less than 10 drinks per drinking day)

●	Additional analysis of ONWARD data allowed refinement of genetic panel to target specific modulators of the serotonin 3 receptor A & B subunit genotypes that outperformed others.

●	Type C meeting with the U.S. Food and Drug Administration confirmed for Q2 2023 to discuss clinical program in U.S.

●	Meetings scheduled with two European country-level regulatory authorities and requested with three additional European country-level regulatory authorities.

●	Advancing discussions with potential U.S. and European partners.

●	Market research subsequent to completion of the ONWARD trial suggests unit pricing for AD04 could be significantly higher than previous assumptions

On February 23, 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor providing for the issuance of 1,829,269 shares of our common stock, par value $0.001 for an aggregate purchase price of approximately $750,000.

On January 27, 2023, we and the Buyer entered into the Option Agreement pursuant to which we granted to the Buyer an exclusive option for the Option Term for Buyer or its designated affiliate to acquire all of the assets of Purnovate. William Stilley, a director and Executive Vice President of the Company and Chief Executive Officer of Purnovate, serves as the President of Buyer and is the principal stockholder of Buyer. See “Purnovate Option Agreement” for additional details about the Option Agreement.

AD04 Clinical Development Program

ONWARD Phase 3 Clinical Trial Results – Topline Data Analysis

Clinical Trial Design

The FDA indicated we could proceed with a randomized, placebo-controlled Phase 3 clinical trial design for the testing of AD04 as a treatment for AUD in patients that are genotype positive when tested against the AD04 genetic panel using our companion diagnostic test (i.e., a negative genetic test result will be an exclusion criterion). The initial Phase 3 trial, designated the ONWARD trial, started in February 2020 in Scandinavia and Central and Eastern Europe. The ONWARD trial was a 24-week, multicenter, randomized, double-blind, placebo-controlled, parallel group, Phase 3 clinical study to evaluate the efficacy, safety and tolerability of AD04 in patients with AUD and selected polymorphisms in the serotonin transporter and receptor genes. Patients were genetically screened prior to enrollment in the ONWARD trial so that only genetically positive patients were enrolled. ONWARD enrolled 302 patients (a total of 303 patients were recruited and then randomized in the trial, however, one subject never initiated treatment and has been excluded from enrollment numbers and will not be included in the full analysis data set or efficacy analysis for the trial). and was conducted in 25 clinical sites in six countries in Scandinavia and Central and Eastern Europe (Sweden, Finland, Poland, Latvia, Bulgaria and Croatia). Approximately one-third of the screened patients tested genetically positive for the targeted genetics.

The primary endpoint of the ONWARD trial was change from baseline in the monthly percent of heavy drinking days (PHDD) experienced by each patient in months 5 and 6 combined. Key secondary endpoints include reduction in total alcohol consumed and improvement as measured by the Patient Health Questionnaire-9, a widely accepted tool for assessment of depression. The definition of a heavy drinking day was greater than 40 grams or 60 grams of ethyl alcohol in a day for a woman or a man, respectively. An alternative analysis was conducted for filing in the United States using the FDA specified endpoint of reduction in percentage of patients with heavy drinking during the efficacy observation period as compared to placebo (FDA Feb. 2015 Draft Guidance Alcoholism: Developing Drugs for Treatment Guidance for Industry ) and which the FDA has indicated will be acceptable. Under this guidance, the FDA appears to now define a heavy drinking as more than three drinks in a day for a woman and more than four drinks in a day for a man, which is a reduction from the prior definition. We intend to seek clarification from the FDA on the definition of a heavy drinking day prior to our submission to them and do not believe a minor change to the definition of a heavy drinking day will be material to our plans.

Topline Data Analysis

On July 20, 2022, we announced the following results from the ONWARD™ Phase 3 trial. Although the trial missed the primary endpoint, it did show statistical significance in a pre-defined patient group and we believe we can meet the FDA and EMA defined primary endpoints in a subsequent trial that incorporates outcomes from the ONWARD trial.

●

AD04 patients, compared with placebo patients, achieved a statistically significant reduction from baseline at month six in heavy drinking days for the pre-specified patient group of heavy drinkers (avg. <10 drinks per drinking day at baseline; p=0.03), which accounted for approximately two-thirds of the trial population. A similar trend was seen in the combined month five and six analysis in the reduction from baseline (p =0.07). Notably, in the last month of the trial, AD04 heavy drinking patients had a mean reduction of approximately 79% in heavy drinking compared with baseline.

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

Additionally, and consistent with the Phase 2b trial, AD04 had a safety and tolerability profile that was similar to placebo:

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

Future Planned Regulatory Actions

We have meetings planned or scheduled to review the data from the ONWARD trial with FDA and five European countries. From these meetings we expect to obtain confirmation of a clear clinical development plan for the U.S. and Europe including whether any additional clinical trials would be required. Our current assumption is that we will be required to conduct a second Phase 3 clinical trial. If we are required to conduct a second Phase 3 clinical trial it may be conducted in a broader geography that may include the United States. The trial design is expected to include the two target genotypes (approximately 20% of AUD patients) that resulted in a favorable response to AD04 in the genotypic subgroup analyses and only include the “heavy drinker” population. We believe the data indicate that AD04 safely reduces drinking in these patients and plan to confirm these findings in the next clinical trial. Based on the narrower targeted genotypes and the more favorable response among this group, we currently estimate that size of a second Phase 3 trial to be smaller than the ONWARD trial. Depending on the results of the meeting with FDA, it is also possible that the FDA may require a third Phase 3 trial. If a third Phase 3 trial is required, we would expect to conduct it in parallel with the second Phase 3 trial with a goal of not delaying approval of AD04.

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

Phase 2B Trial Design

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

Efficacy measures were based on self-reported drinking outcomes with drinks per drinking day (“DDD”), with a standard drink equal to 14 grams of alcohol, and the percentage of days abstinent (“PDA”) being the pre-specified efficacy end points. Withdrawal symptoms, social functioning, and motivation to use alcohol were assessed using standard questionnaires and scales. Subject safety was monitored through periodic electrocardiograms (EKGs), physical exams, safety laboratories and collection of adverse events, concomitant medications, and vital signs. Additionally, a post hoc analysis was conducted using the endpoint of percentage of heavy drinking days (“PDHD”), which is the number of days of heavy drinking days in a month as a percentage of days in the month, because it is widely recognized as a clinically meaningful endpoint and is expected to be an end point in a pivotal/Phase 3 trials. The PDHD end point requires that each day be determined to be a heavy drinking day (e.g., a day in which a female drinks 4 or more drinks or a male drinks 5 or more drinks) or not, making each day binary and requiring an increased sample size to ensure statistical power. Therefore, the goal of the PDHD analysis was to determine if there was a trend toward and effect with PDHD without necessary achieving statistical significance.

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

Alcohol Use Disorder and AD04

AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption. We have completed the clinical phase of the landmark ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes. As of this filing, all 302 patients included in the trial had completed dosing and follow up visits and the final monitoring and close-out activities are completed (a total of 303 patients were recruited and then randomized in the trial, however, one subject never initiated treatment and has been excluded from enrollment numbers and will not be included in the full analysis data set or efficacy analysis for the trial). ONWARD trial data was unblinded and analyzed in the second quarter of 2022 and topline data analysis was reported in July 2022. We believe our approach is unique in that it targets the serotonin system and individualizes the treatment of AUD, through the use of genetic screening (i.e., a companion diagnostic genetic biomarker). We have created an investigational companion diagnostic biomarker test for the genetic screening of patients with certain biomarkers that, as reported in the American Journal of Psychiatry (Johnson, et. al. 2011 & 2013), we believe will benefit from treatment with AD04. Our strategy is to integrate the pre-treatment genetic screening into AD04’s label to create a patient-specific treatment in one integrated therapeutic offering. Our goal is to develop a genetically targeted, effective and safe product candidate to treat AUD by reducing or eliminating the patients’ consumption of alcohol.

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d/b/a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with patents issued in over 40 jurisdictions, including three issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that support our landmark ONWARD pivotal Phase 3 clinical trial. Our licensed therapeutic agent was the product candidate used in the ONWARD pivotal Phase 3 clinical trial of 302 patients as well as a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients.

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

Strengths and Competitive Advantages

Large Market Opportunity for an Effective Solution

Based on our analysis of the subgroup data from the ONWARD trial, we are now focused on commercializing AD04 in the U.S. and Europe. In the United States alone, approximately 35 million people each year have AUD. Based on data from the ONWARD trial and Phase 2b trial of AD04 and our analysis of publicly available genetic databases, we preliminarily estimate that about one in three patients with AUD in the U.S. and Europe will have the genetic markers to indicate possible treatment with AD04. Our initial focus, based on the subgroup analysis will include genotypes that we estimate represent about 20% of AUD patients in the U.S, and Europe. At this time, we are not aware of any oral pharmaceutical treatment approved in the U.S. that addresses the needs of patients who desire to control their drinking but cannot or do not want to abstain from drinking. The current abstinence-based treatments have limitations. The limited side effects expected for our investigational new drug, based on clinical data so far, are also believed to be an important factor in the expected rapid uptake of AD04 in the market. Our approach, if approved by FDA, may allow for social drinking to continue and is aimed at reducing the dangerous, heavy drinking. This would allow patients to live the life they want without the stigma associated with complete abstention and currently endured by those seeking help for their excessive drinking. Assuming that 20% of AUD patients are genotype positive for treatment with AD04 and a $600 price for a one-month supply of the drug (assumed pricing based on Adial commissioned health care payer research for Wholesale Acquisition Costs (WAC)), the total potential market for AD04 would be in excess of $40 billion in the United States alone.

Beyond the United States, alcohol consumption worldwide is a serious health issue. The 2018 Global Status Report on Alcohol and Health published by the World Health Organization (the “WHO”) states that 5.3% of all deaths (about 3.0 million per year) and 5.1% of disease worldwide are attributable to alcohol consumption. Europe consumes over 25% of the total alcohol consumed worldwide despite only having 14.7% of the world’s population. The WHO estimates that about 55 million people in Europe have AUD and, within Europe, Eastern Europe has a particularly acute problem with Russia estimated to have about 21 million people with AUD. The WHO further estimates that 17.4% of adult Russians and 31% of adult Russian males have AUD, and the Organization for Economic Cooperation and Development data indicates that 30% of all deaths in Russia are alcohol related as reported by Quartz Media.

Companion Genetic Bio-Marker Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our drug is unique in that it is designed to reduce heavy drinking in individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United States and Europe. Our experience in the ONWARD Phase 3 clinical trial indicates the prevalence in this area to also be about 33%. Our initial focus, based on the subgroup analysis will include those genotypes that we estimate represent about 20% of AUD patients in the U.S, and Europe. We previously believed the prevalence in Scandinavia and in certain areas of Central and Eastern Europe may be greater than 50%, but our experience in the ONWARD Phase 3 clinical trial indicates the prevalence in this area to also be about 33%. The FDA has agreed that the Phase 3 trials of AD04 can proceed only enrolling patients that are genotype positive, which greatly reduces the cost, time and risk relative to a trial that also enrolled patients that are genotype negative for treatment with AD04. The FDA has indicated that any approval based on a trial only in genotype positive patients would result in labeling restricted to treating genotype positive patients.

We are conducting our current landmark ONWARD pivotal Phase 3 clinical trial in counties in Scandinavia and Central and Eastern Europe, including Finland, Sweden, Latvia, Poland, Bulgaria, and Croatia. We expect to use the ONWARD trial as a pivotal Phase 3 trial to serve as a basis for approval in both the United States and Europe. We have requested Scientific Advice meetings with five countries in Europe, including Sweden, Germany, the United Kingdom, Finland and France. From these meetings, we expect to gain a clear understanding from each regulatory authority regarding the most expeditious path to approval in each European country – including insight into whether additional trials would be required. The meetings with Sweden and Germany are scheduled for March and April 2023 respectively. Scheduling for the United Kingdom, Finland and France are pending confirmation.

In the U.S. we requested and were granted a Type C meeting with FDA, which will be held in Q2 2023. The Type C meeting is expected to provide us with confirmation of a clear clinical development plan for the U.S.

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

By leveraging the prior work of universities and their researchers, including their pre-clinical studies and accumulated data, we believe we have developed a significant drug development opportunity. Because of the licensing approach taken to secure intellectual property, including, without limitation, patents and rights to clinical trial data, and our collaborations with the University of Virginia, we, historically have not had to incur the significant costs that would normally be required to develop therapeutic treatments up to the point of commencing a Phase 3 clinical trial.

Known, Well-Tested Agent Has Shown Favorable Results in Non-AUD Uses

Ondansetron, the principal active pharmaceutical agent in AD04 has been approved by the FDA to treat nausea and vomiting but is administered at much higher doses than we intend to use and has shown limited side effects even at the higher dosages currently on the market. However, it has not been approved in our anticipated dosage or for our anticipated uses and treatment period. Consequently, we expect to submit a new drug application, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, for U.S. marketing authorization. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act allows the FDA to rely, for approval of an NDA, on data not developed by the applicant. Such an NDA contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Such applications permit approval of applications other than those for duplicate products and permits reliance for such approvals on literature or an FDA finding of safety and/or effectiveness for an approved drug product. The Phase 2b University of Virginia investigator sponsored clinical trial of AD04 for the treatment of AUD showed promising results and no overt safety concerns (there were no statistically significant serious adverse events reported). Not only did the trials show no statistically significant, serious adverse side effects, but both of the pre-specified endpoints, reduction in severity of drinking measured in drinks per day of drinking day and reduction in frequency of drinking measured in days of abstinence, were met with statistical significance as shown in the graph below:

Our Substantial Proprietary Estate and Protection from Competition

We currently hold a worldwide, exclusive license to three (3) patent families that provide us with the ability to exclude potential competitors from practicing the claimed inventions, such as the use of ondansetron to treat any of the four (4) specified genotypes for AUD. Our licensed patent estate is expected to provide us patent protection through 2031. Ondansetron, the active ingredient in AD04, has never been approved in a low dosage near the AD04 dose of 0.33mg per tablet, and we believe our licensed patents will protect AD04 from any competitor that attempts to bring to market an ondansetron dose at or near the AD04 dose for treatment of patients having one or more of the four target genotypes.

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

Experienced Leadership

Our management, advisors and board of directors have extensive experience in pharmaceutical development, the clinical trial and regulatory approval processes, drug commercialization, financing capital-intensive projects, and developing new markets for pharmaceutical agents. Members of our team have previously worked in senior management and senior officer positions, or led significant research initiatives at Indivior, Clinical Data, Shire, Viagene, New River Pharmaceuticals, Collateral Therapeutics, Krystal Biotech, Sucampo Pharmaceuticals, Osiris Therapeutics, Adenosine Therapeutics, and the University of Virginia and University of Maryland in a broad range of therapeutic areas. Our management and board members have particular expertise in the science and development of addiction related drugs and bringing new drugs to the market.

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

Our near-term strategy includes:

●

Obtaining regulatory approval for our lead product in the United States and Europe. We have completed our initial ONWARD Phase 3 clinical trial for the treatment of AUD in Scandinavia and Central and Eastern Europe. Based on the ONWARD trial results, and after discussions with our regulatory advisors and key opinion leaders (KOLs), we believe there is a clear, cost-effective path toward FDA approval that we plan to aggressively pursue. This decision was based on a detailed analysis of both the prior Phase 2 clinical trial and the recently completed ONWARD Phase 3 clinical trial. These results were reviewed with regulatory and statistical experts to confirm their validity. Additionally, after these results were analyzed and confirmed, we engaged commercial experts to confirm the value of this data as tested through market research with physicians and payers.

The detailed analysis of the Phase 2 and Phase 3 data identified two specific genotypes that we believe can meet the FDA’s prespecified, confirmed and recommended primary endpoint, which is to measure the proportion of patients who attain and sustain zero heavy drinking days in a pre-specified efficacy observation period, which was months five and six of the six-month study period in ONWARD. The prevalence of patients with these genotypes, which performed best during the trials, is estimated to exist in about 20% of the AUD population.

Based on the information collected and analyses to date, we have submitted a Type C meeting request to the FDA and was granted a meeting, which will be held in Q2 of 2023. The Type C meeting is expected to provide us with confirmation of a clear clinical development plan. As previously anticipated, it is possible an additional Phase 3 trial will be required. We currently intend to engage a U.S. partner to assist with funding the anticipated required clinical trial and, assuming a successful outcome with FDA, to advance commercialization efforts. We are exploring partnerships with companies that have an established commercial presence and existing relationships with psychiatrists and addiction specialists. With an experienced partner, Adial believes it can rapidly penetrate the U.S. market given the expectation of AD04 being widely accessible, reasonably priced, and reimbursable.

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

AD04 — Two-Stage Clinical Development Strategy — Conduct the Phase 3 clinical trials sequentially, if required

*	Even if the 1st Phase 3 trial is not accepted by the FDA as a pivotal trial due to the study not being well-powered for the FDA’s currently stated end point, we still expect that the EMA will require only one additional trial. In this case, however, a third trial might be required by the FDA (i.e., three Phase 3 trials in total). If two additional trials are required for FDA approval after an initial Phase 3 trial conducted in the EMA, we would expect to run the second and third trials in parallel (i.e., at the same time) so as not to increase the expected time to approval. Based on the new expectations regarding the patient population and targeted genotypes and subject to upcoming discussions with regulatory authorities, the second Phase 3 trial is expected to require $8-12 million in direct expenses pending final trial design, and up to $5 million in additional other development expenses is expected to be required. A possible third Phase 3 trial, if required, would be expected to require an additional $8-12 million in clinical trial related expenditures.

Assuming approval of AD04, we plan to execute a two-stage commercialization plan. With psychiatrists and addiction specialists treating a majority of the current AUD patients today and with psychiatrists most likely to be familiar with the mechanism of action of AD04, we believe that a relatively small psychiatry-targeted, specialty sales force could successfully sell AD04 into the market. This plan creates the opportunity for us to develop into a commercial enterprise with an initial niche-market sales force at a relatively low cost for market entry. It also expands the universe of potential acquirers of our company or AD04 to smaller and mid-size pharmaceutical companies. Once success is shown in the niche market and the thought leaders and early adopters are prescribing AD04, market adoption risk will have been greatly reduced and we would expect to be able to sell or partner with a large pharmaceutical partner to develop AD04 as a blockbuster product. Concurrently, we are exploring partnerships with companies that have an established commercial presence and existing relationships with psychiatrists and addiction specialists. With an experienced partner, we believe it can rapidly penetrate the U.S. and European markets given the expectation of AD04 being widely accessible, reasonably priced, and reimbursable.

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

We are pursuing development of ondansetron in the alcohol-dependent population. Clinical studies are focused on the use of a low dose, oral tablet (0.33 mg administered twice daily) to reduce alcohol consumption in subjects with genotypes that have been correlated with a responsive to treatment with ondansetron.

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

The below table summarizes the five clinical studies demonstrating ondansetron is a promising treatment for alcohol-dependent individuals.

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

1.	U.S. Patent Number 8,697,361, filed 1/11/11

“Serotonin Transporter Gene and Treatment of Alcoholism”

2.	U.S. Patent Number 10,533,226, filed 9/17/18

“Serotonin Transporter Gene and Treatment of Alcoholism”

3.	U.S. Patent Number 8,753,815, filed 8/20/12

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

4.	U.S. Patent Number 9,539,242, filed 4/30/14

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

5.	U.S. Patent Number 10,603,307, filed 1/3/17

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

6.	U.S. Patent Number 11,116,753, filed 10/2/20

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

7.	U.S. Patent Number 11,351,154, filed 7/17/20

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

Additionally, the UVA LVG License grants rights to data and know-how developed by the University of Virginia related to AD04, including, without limitation, to the data from the Phase 2b study described above.

As consideration for the rights granted in the license agreement, we are obligated to pay UVA LVG yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, upon commencement of the license we issued to UVA LVG Class A Units (which was equal to four percent (4%) of our equity on the date of issuance) as a license issue. We are obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii)a $20,000 milestone payments that as originally due upon dosing the first patient under a Phase 3 human clinical trial of a licensed product but has been paid in full, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product or the partnering of the licensed or sale of our company, which was paid in 2022 with completion of the ONWARD trial, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; and (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had we sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. The license agreement, as amended on December 14, 2017 and further amended on December 18, 2019 and December 31, 2019 sets forth specific milestones completion deadlines including using commercially reasonable efforts to submit an NDA by December 31, 2024 and commence commercialization of an FDA approved product by December 31, 2025. The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if we breach our obligations thereunder, including failing to make any milestone, or failing to use commercially reasonable efforts to submit an NDA or commence commercialization within the date specified above, failing to make other required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, we will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including agreements to indemnify UVA LVG for any liabilities arising out of or related to the licensee’s exercise of its rights under the license agreement, making the license grant subject to the Bayh-Dole Act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

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

On December 12, 2019, we entered into an Amendment (the “Amendment”) to the SOW. We had paid PEPCO $39,064 under the SOW for services rendered to date, leaving as estimated balance of $274,779 estimated to be paid under the SOW. The Amendment provided us with a 20% discount on the remaining services to be provided under the SOW and fixed the price of any remaining services under the SOW to be a total of $219,823 for all services required for the use of Brief Behavioral Compliance Enhancement Treatment (BBCET) in support of Phase 3 clinical trial provided that payment be made no later than December 13, 2019, which payment was made. As of December 31, 2022, the Company had recognized $258,887 in expenses associated with this MSA, of which $219,823 were charged against cash advanced under the terms of the Amendment, leaving no additional expenses to be recognized under this agreement.

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

Protection from Generic Competition

Since our inception, we have focused on taking action primarily through the filing of patents geared toward ensuring AD04 will have market exclusivity for several years after it is launched with particular focus on the U.S. and Europe. Ondansetron, the active pharmaceutical ingredient (“API”) of AD04 was granted FDA approval as Zofran® for the treatment of post-operative and post-chemotherapy nausea and emesis in January 1991 and is now commercially available in generic form at doses from more than 12 times the AD04 dose to over 70 times the AD04 dose with the highest doses being administered intravenously (“i.v.”), which provides almost twice the drug exposure levels as oral dosing. With generic ondansetron available, the following threats have been addressed: (i) the potential use of currently available ondansetron products (i.e., Zofran®) “off-label”, and (ii) the potential manufacturing and launching of a generic version AD04 by a competitor.

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

Purnovate and the Adenosine Platform

Overview –Unlocking the Promise of Adenosine

Purnovate, Inc. (“Purnovate”) is a development-stage biopharmaceutical company focused on the development of therapeutic agents that selectively activate or block one or more of the adenosine receptors (i.e., selective agonists and antagonists). We believe we have developed novel chemistries that change the physical properties relative to historical adenosine analogs (i.e., molecules related to the adenosine neurotransmitter) to allow us to create novel and patentable new chemical entities (“NCE’s”) (i.e., novel molecules/drug candidates) that are selective and potent against the targeted receptors while also having the physical properties to allow significant tissue penetration – our Adenosine Platform. This is expected to allow us to unlock the previously elusive promise of adenosine compounds and target large unmet medical needs. Initial targets include, without limitation, pain, cancer, asthma, diabetes, and inflammatory diseases and disorders such as wound/burn healing, inflammatory bowel disorder, and infectious diseases where cytokine storms play a significant role (i.e., COVID, MRSA, sepsis). All of Purnovate’s compounds are currently pre-clinical.

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

Purnovate Option Agreement

On January 27, 2023, we and Adenomed LLC (“Buyer”) entered into the Option Agreement pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Agreement for Buyer or its designated affiliate to acquire all of the assets of Purnovate. William Stilley, one of our directors and our Executive Vice President and Chief Executive Officer of Purnovate, serves as the President of Buyer and is the principal stockholder of Buyer.

As consideration for the Option Agreement, we and Mr. Stilley entered into an amendment to Mr. Stilley’s employment agreement, as amended (the “Stilley Amendment”), that (i) deleted the provision of the employment agreement that provided that the termination by Mr. Stilley of his employment on or before February 22, 2023 shall be deemed to be a termination by him for good reason and (ii) added a provision to the employment agreement providing that Mr. Stilley will not serve on a full time basis for us and may provide services to other businesses including Buyer. The Option Agreement also provides that the Buyer may elect to acquire all of the equity of Purnovate from us instead of purchase all of the assets of Purnovate.

The Buyer has the right to extend the Option Term for an additional thirty (30) consecutive day period by the payment of One Hundred Thousand Dollars ($100,000) to the Company prior to the end of the original Option Term, and Buyer may also extend the Option Term for another thirty (30) consecutive day period by the payment of fifty thousand dollars ($50,000) to the Company prior to the end of the extended Option Term. The Buyer has the right to exercise the Option by paying a cash exercise price of $150,000. Upon exercise of the Option, we will transfer to and Buyer will assume liabilities of Purnovate, including: (i) trade payables incurred for services or purchases by Purnovate exclusively for its research operations; (ii) any unpaid salaries of personnel on Purnovate’s payroll; and (iii) the lease for 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901 (as modified). All other Purnovate liabilities, shall be retained by, or transferred to, us and any amounts owed by Purnovate to us will be extinguished. We will be reimbursed by Buyer for any Purnovate expenditures incurred and paid commencing December 2022, to be paid within thirty (30) days of execution of the final acquisition agreement, and will hold a security interest in the assets of Buyer until the expense reimbursement is paid in full and the equity in Buyer described below is issued to us.

The Option Agreement sets forth the terms of the definitive acquisition agreement to be negotiated in good faith by the parties after exercise of the Option which include: (i) an upfront cash payment of $300,000 upon the Option exercise; (ii) the issuance by Buyer to us of 19.99% of the equity of Buyer within thirty (30) days of execution of the final acquisition agreement (such 19.99% to be subject to anti-dilution protection until the Buyer has raised $4,000,000); (iii) the assumption by Buyer of our obligations under that certain Equity Purchase Agreement by and among us, Purnovate, the members of Purnovate, and Robert D. Thompson as the member’s representative, dated December 7, 2020 and amended January 25, 2021 (the “PNV EPA”); (iv) the assumption by Buyer of our obligations under that certain Employment Agreement, dated July 31, 2018, as amended, by and between us and William Stilley; (v) a low, single digit royalty payments on net sales; (vi) cash payments of up to approximately $11 million in development and approval milestones for each compound after payments to the prior members of Purnovate pursuant to the PNV EPA; and (vii) cash payments of up to an aggregate of $50,000,000 upon the achievement of certain commercial milestones.

The Option Agreement was approved by our Board of Directors and by a committee of our Board of Directors consisting solely of independent directors.

Acquisition of Purnovate, LLC – Transaction Description and Terms

On January 26, 2021, we closed the acquisition (the “Acquisition”) contemplated by PNV EPA.

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

The PNV EPA contains customary representations, warranties and covenants of us, Purnovate and the equity holders. Subject to certain customary limitations, the members have agreed to indemnify us and our officers and directors against certain losses related to, among other things, breaches of Purnovate’s and the Members’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

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

William B. Stilley, our then President and Chief Executive Officer and a member of its board of directors, and James W. Newman, a member of our board of directors, were members of Purnovate. In connection with the Acquisition Mr. Stilley sold approximately a 28.7% interest in Purnovate for 201,109 shares of Adial common stock and Mr. Newman, through two entities he controls, together sold an aggregate 0.53% interest in Purnovate for 3,731 shares of Adial common stock, which shares have been placed in escrow. Messrs. Stilley and Newman, through two entities he controls, also received their respective pro rata share of the cash consideration paid by us to the Members.

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

Purnovate Intellectual Property

All products we have pursued as drug development candidates have been internally invented, novel and patentable novel chemical entities (“NCE’s”). Therefore, all of our products are expected to have “composition of matter” patent protection for twenty years (i.e., until 2041 or later), plus expected statutory extensions such as patent term adjustments under 35 U.S.C. § 154 or patent term extensions under Drug Price Competition and Patent Term Restoration Act of 1984, PL 98-417, S 1538 98 Stat. 1585 (the “Hatch-Waxman Act”), which, together, could extend the market exclusivity of our products for five years or more. For most products we also plan to pursue use, formulation, and process patents to buttress our patent estate and product protection and which may further extend the duration of our market exclusivity.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”) which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”). Among other things, the IR Act requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025).

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the completion of our initial public offering; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

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

Human Capital/Employees

As of the date of this Annual Report on Form 10-K, we have twenty employees, of which sixteen are full-time employees, one is a three-quarters time employee, and three are variable hourly employees. Eleven of our employees, including all the variable hourly rate employees, direct their efforts to Purnovate business, the remainder direct their efforts to the combined business. Our Chief Medical Officer is a consultant that devotes 75% of his working time to providing services to us. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2022, we had an accumulated deficit of approximately $63.7 million.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2022, we incurred a net loss of $12,729,726 and used cash in operations of $11,185,985. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is a doubt about our ability to continue as a going concern.

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

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. We do not have any committed sources of capital. Moreover, if our future trial activities are significantly delayed due to the coronavirus pandemic or the unrest in Eastern Europe, our project cost and operating overhead costs may significantly increase. In addition, if the assets of Purnovate are not sold pursuant to the Option Agreement and we are required to develop those assets our expenses will increase and we will require additional funding. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

Our cash and cash equivalents at the date of this Annual Report filing on Form 10-K are not expected to be sufficient to fund our operations for the next twelve months. Given current expectations, we will require additional financing as we continue to execute our business strategy. We will require additional funds in order to continue operations and for additional Phase 3 trials of AD04, if needed, as well as any additional clinical trials or other development of any products we may acquire or license, including those acquired from Purnovate. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We are in discussions with potential partners that could fund a Phase 3 clinical program, if required and/or commercialization of AD04, assuming a successful regulatory outcome; however, there can be no assurance that we will be successful in attracting such a partner. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our internal controls over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls, and (vi) insufficient segregation of duties.

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

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04 and other product candidates. AD04 is in clinical stage development. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead investigational product candidate, AD04, for which we recently completed the ONWARD Phase 3 clinical trial with 302 patients in Scandinavia and Central and Eastern Europe, which targets the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. We expect that at least one additional Phase 3 clinical trial will be required for approval, as well as, one or more supportive clinical studies Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial being successful.

All of our future product candidates, as well as AD04, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need at least two Phase 3 trials (including the ONWARD Phase 3 trial we recently completed in Scandinavia and Central and Eastern Europe) and one or more supportive clinical studies to gain approval in either the U.S. or Europe for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with completion of our ONWARD Phase 3 trial, a second, confirmatory trial, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant, and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Further, due to increasing inflation, operating costs for many businesses including ours have increased and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver.  Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

Our product candidate will require extensive clinical and other testing. Although our lead product candidate has completed a 283-patient Phase 2b clinical trial and has completed its first Phase 3 clinical trial, we anticipate that we will be required to complete a second Phase 3 clinical trial in order to obtain regulatory approval and therefore cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be accepted for review by the FDA or EMA, or whether any application will be approved upon review.

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

Before obtaining regulatory approvals for the commercial sale of AD04 or any future product candidates, including AD04, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early and even later stage clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Results from subsequent clinical trials may not be the same as the results from the Phase 2b clinical trial that was conducted by the University of Virginia of the results of our Phase 3 trial. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. We can make no assurances that, should our Phase 3 studies provide statistically significant and clinical meaningful results evidencing that treatment with AD04 results in reduced days of heavy drinking or abstinence, these same results will also provide evidence of greater patient efficacy rates and or patient benefit ratios vis-à-vis currently marketed drug treatments. Most product candidates that commence clinical trials are never approved as products.

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

Risks Relating to Purnovate

Purnovate has had limited operations to date and there is no assurance that we will be able to sell its assets as planned.

Purnovate is a start-up entity and has had limited operations to date. As a start-up entity, Purnovate is subject to many of the risks common to such enterprises, including its ability to implement its business plan, market acceptance of its proposed business and products, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of its ability to generate revenues. There is no assurance that its activities will be successful or will result in any revenues or profit, and the likelihood of its success must be considered in light of the stage of its development. Even if it generates revenue, there can be no assurance that it will be profitable. Although we have entered into an agreement to sell the assets of Purnovate, there can be no assurance that such sale will be consummated. In addition, no assurance can be given that the purchaser of the assets or we, if the assets are not sold, will be able to consummate Purnovate’s business strategy and plans, as described herein, or that financial, technological, market, or other limitations may force it to modify, alter, significantly delay, or significantly impede the implementation of such plans. Purnovate has insufficient results for investors to use to identify historical trends or even to make quarter-to-quarter comparisons of its operating results and therefore its value is difficult to assess. Purnovate’s revenue and income potential is unproven and its business model is continually evolving. Purnovate is subject to the risks inherent to the operation of a new business enterprise, and there can be no assurance that Purnovate will be able to successfully address these risks.

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

We are highly dependent on our principal scientific, regulatory and medical advisors and our chief executive officer. We do not have an insurance policy on the life of our chief executive officer, Cary J. Claiborne; and we do not have “key person” life insurance policies for any of our other officers or advisors. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

Certain of our officers may have a conflict of interest.

Certain of our officers are currently working for our company on a part-time basis and we expect that they will continue to do so. Our employment agreement with our Chief Financial Officer provides that he will devote 75% of their business time, respectively, to our matters, with their remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements. Our consulting agreement with our Chief Medical Officer provides that he will devote 75% of his business time to our matters, with his remaining business time devoted to other matters including, without limitation, employment at other companies that are non-competitive with us, which may result in a lack of availability when needed due to responsibilities with other requirements.

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

Our officers and directors currently beneficially own (would own, if they collectively exercised all owned warrants and options exercisable within 60 days) approximately 21% of our outstanding common stock. Bankole Johnson, our Chief Medical Officer and our former Chairman of the Board of Directors; Mr. Claiborne, our Chief Executive Officer; Mr. Stilley, Executive Vice President, director, and Chief Executive Officer of our subsidiary, Purnovate; Kevin Schuyler, chairman of our Board of Directors; Joseph Truluck, our Chief Financial Officer; and James W. Newman, a director, beneficially own approximately 3.0%, 4.2%, 8.5%, 1.0%, 2.3%, and 3.0%, respectively, of our common stock. As a result, our directors currently have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 1,750,000 shares, which has been since increased to 7,500,000 at our 2021 Annual Stockholders Meeting, and of which 3,074,383 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2022, we had outstanding (i) warrants to purchase 12,168,159 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.63 (with a weighted average exercise price of $4.03), and (ii) options to purchase 4,316,977 shares of common stock at a weighted average exercise price of $2.48 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

At the date of this filing, having issued a significant number of options and seen a significant number of warrant exercised, we had outstanding (i) warrants to purchase 12,168,159 shares of common stock outstanding at exercise prices ranging from $0.005 to $7.634 (with a weighted average exercise price of $4.03), and (ii) options to purchase 4,316,977 shares of common stock at a weighted average exercise price of $2.48 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

On August 31, 2022, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying us that for the preceding 30 consecutive business days (July 20, 2022 through August 30, 2022), our common stock did not maintain a minimum closing bid price of $1.00 per share (“Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2). The notice had no immediate effect on the listing or trading of our common stock which will continue to trade on The Nasdaq Capital Market under the symbol “ADIL”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we initially had a compliance period of 180 calendar days, or until February 27, 2023, to regain compliance with Nasdaq Listing Rules, which was extended until August 28, 2023. Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements and are seeking shareholder approval of a reverse stock split at a special meeting of shareholders to be held on April 12, 2023, but we can provide no assurance that our shareholders will approve such a reverse stock split or that any action taken by us would result in our common stock meeting The Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

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

We are Seeking Stockholder Approval of a Reverse Stock Split, Which if Implemented May Not  Result In the Intended Benefits

We are seeking stockholder approval of an amendment to our Certificate of Incorporation to, at the discretion of our Board of Directors effect a reverse stock split with respect to our issued and outstanding Common Stock at a ratio of 1-for-2 to 1-for-50 (the “Range”), with the ratio within such Range (the “Reverse Stock Split Ratio”) to be determined at the discretion of the Board Reducing the number of outstanding shares of the Common Stock through a reverse stock split is intended, absent other factors, to increase the per share market price of the Common Stock. Other factors, however, such as our financial results, market conditions, the market perception of our business and other risks, including those set forth below and in our SEC filings and reports, may adversely affect the market price of the Common Stock. As a result, there can be no assurance that the reverse stock split, if completed, will result in the intended benefits, including maintaining the average per share market closing price of the Common Stock above $1.00 per share in order to comply with Minimum Bid Price Requirement under Nasdaq Listing Rules described above, that the market price of the Common Stock will increase following the reverse stock split or that the market price of the Common Stock will not decrease in the future. The reverse stock split will also reduce the total number of outstanding shares of Common Stock, which may lead to reduced trading and a smaller number of market makers for the Common Stock. The reverse stock split may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of the Common Stock does not increase in proportion to the reverse stock split ratio, then our value, as measured by our market capitalization, will be reduced. Since the reverse split would reduce the number of shares of Common Stock outstanding and the number of shares of Common Stock issuable on exercise of our warrants or options, while leaving the number of shares authorized and issuable unchanged, the reverse stock split would effectively increase the number of shares of the Common Stock that we would be able to issue and could lead to dilution of the Common Stock in future financings.

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenue of $1.235 billion or more (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on 36 • actual receipt of an improper benefit or profit in money, property, or services; or • active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated. which we have, during the previous 3-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer.” We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of Sarbanes-Oxley requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations, and cause investors to lose confidence in our reported financial information. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act, for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on or prior to the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 27, 2023, the reported low sale price of our common stock was $0.36, the reported high sale price was $0.385 and closing price of our common stock was $0.38 while on December 31, 2022 the closing price of our common stock was $0.22. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the commencement, enrollment or any future clinical trials we may conduct, or changes in the development status of AD04 or any product candidates;

●	any delay in our regulatory filings for our product candidate and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in clinical trials;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidate;

●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning our manufacturers;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations if needed;

●	our failure to commercialize AD04;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use of AD04;

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	the size and growth of our initial target markets;

●	our ability to successfully treat additional types of indications or at different stages;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	sales of our common stock by us or our stockholders in the future;

●	trading volume of our common stock and declines in the market prices of stocks generally;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our or our licensee’s technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions; and

●	other events or factors, many of which are beyond our control, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, including the conflict in Eastern Europe, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

We are subject to claims and legal actions that arise in the ordinary course of business from time to time. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

On July 27, 2018, our common stock and our warrants issued in connection with our July 2018 initial public offering began trading on The Nasdaq Capital Market under the symbols “ADIL” and “ADILW,” respectively. Prior to our initial public offering, no public trades occurred in our common stock or warrants. The closing price of our common stock and warrants on the Nasdaq Capital Market on December 31, 2022 was $0.22 and $0.025, respectively.

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

Holders of Common Stock and Warrants

As of March 21, 2023, there were an estimated 190 holders of record of our common stock and 44 holders of record of our warrants issued in connection with our initial public offering. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2022 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2022.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2022 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,177,291	$2.38	3,074,383
Equity compensation plans not approved by security holders	–	NA	NA
Total	4,177,291	$2.38	3,074,383

*	Excludes 139,686 options issued prior to adoption of the Equity Compensation Plan and 2,248,326 shares of common stock issued under the Equity Compensation Plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 1,750,000 shares, which has since been increased to 9,500,000 at our 2022 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate 4,177,291 shares of our common stock and have issued 2,248,326 shares of common stock under the 2017 equity incentive plan, leaving up to 3,074,383 shares issuable under the 2017 equity incentive plan.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our lead investigational new drug product, AD04, is a genetically targeted therapeutic agent being developed for the treatment of alcohol use disorder (“AUD”). AD04 was recently investigated in a Phase 3 clinical trial, designated the ONWARD trial, for the potential treatment of AUD in subjects with certain target genotypes, which were identified using our companion diagnostic genetic test. Based on our analysis of the subgroup data from the ONWARD trial, we are now focused on commercializing AD04 in the U.S. and Europe.

We continue to explore opportunities to expand our portfolio in the field of addiction and related disorders such as pain reduction, both through internal development and through acquisitions. Our vision is to create the world’s leading addiction focused pharmaceutical company.

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and in January 2023, we entered into an option agreement with Adenomed LLC (“Buyer”), pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Option Agreement for Buyer or its designated affiliate to acquire all of the assets of Purnovate. We have been using Purnovate’s adenosine drug discovery and development platform to invent and develop novel chemical entities as drug candidates for large unmet medical needs.

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

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Annual report on Form 10-K, based our current projections.

We have incurred net losses in each year since our inception, including net losses of approximately $12.7 million and $19.4 million for the years ended December 31, 2022 and 2021. We had accumulated deficits of approximately $63.7 and $50.9 million as of December 31, 2022 and 2021, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents will be sufficient to fund our operations for the next twelve months from the filing of these financial statements.

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

Clinical Trials — Research and Development Schedule

We currently anticipate that we, working in collaboration with our vendors, upon execution of collaborative research and development agreements with them, will be able to execute the following timeline:

AD04 — Two-Stage Clinical Development Strategy — Conduct the Phase 3 clinical trials sequentially

*	Even if the 1st Phase 3 trial is not accepted by the FDA due to the study not being well-powered for the FDA’s currently stated end point, we still expect that the EMA will require only one additional trial. In this case, however, a 3rd trial might be required by the FDA (i.e., three Phase 3 trials in total). If two additional trials are required for FDA approval after an initial Phase 3 trial conducted in the EMA, we would expect to run the 2nd and 3rd trials in parallel (i.e., at the same time) so as not to increase the expected time to approval. The 2nd Phase 3 trial is expected to require $8-12 million in direct expenses, and up to $5 million in additional other development expenses is expected to be required. A possible 3rd Phase 3 trial would be expected to require an additional $8-12 million in clinical trial related expenditures.

We have completed initial Phase 3 trial, the ONWARD™ pivotal Phase 3 clinical trial using AD04 for the potential treatment of AUD in subjects with certain target genotypes.

We do not anticipate significant additional direct expenses resulting from the ONWARD trial as of the date of the filing, though continued expenditures relating to data analysis, strategic planning, and regulatory follow-up resulting from the trial continue.

Additional funds are expected to be raised through grants, partnerships with other pharmaceutical companies or through additional debt or equity financings, including pursuant to the terms of our equity line. We expect the second Phase 3 Trial, if required, to cost approximately $8-12 million, such estimate subject to the factors stated above.

2022 Financing Developments

On February 23, 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor providing for the issuance of 1,829,269 shares (the “Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”). Pursuant to the 2023 Purchase Agreement, the Investor purchased the Shares for an aggregate purchase price of $750,000 and expected net proceeds of approximately $550,000. Pursuant to the 2023 Purchase Agreement, we issued an aggregate of 1,829,269 shares of common stock to the Investor.

On February 10, 2022, we entered into a securities purchase agreement (the “2022 Purchase Agreement”) with an accredited institutional investor providing for the issuance of (i) 2,322,250 shares of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,865,000 shares of Common Stock (the “Pre-Funded Warrant Shares”) with an exercise price of $0.001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of Common Stock to ensure that the investor does not exceed certain beneficial ownership limitations, and (iii) warrants (the “20222 Warrants”), with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 3,977,888 shares of Common Stock (the “2022 Warrant Shares”) at an exercise price of $2.52 per share, subject to customary adjustments thereunder. The total net proceeds, after expenses, to us were approximately $9.1 million. All 1,865,000 Pre-Funded Warrants were exercised on June 8, 2022, resulting in the issue of 1,865,000 shares of common stock for proceeds of $1,865.

Clinical and Research Developments

In March 2023, we announced an update to our regulatory strategy for AD04. Key highlights included:

●	ONWARD Phase 3 clinical trial data showed that AD04 achieved a statistically significant mean reduction in heavy drinking days among the pre-specified group of “heavy drinkers” (defined as those drinking less than 10 drinks per drinking day)

●	Additional analysis of ONWARD™ data allowed refinement of genetic panel to target specific modulators of the serotonin 3 receptor A & B subunit genotypes that outperformed others

●	Type C meeting with the U.S. Food and Drug Administration confirmed for Q2 2023 to discuss clinical program in U.S.

●	Meetings scheduled with two European country-level regulatory authorities and requested with three European country-level regulatory authorities

●	Advancing discussions with potential U.S. and European partners

●	Market research subsequent to completion of the ONWARD trial suggests unit pricing for AD04 could be significantly higher than previous assumptions

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

Additionally, and consistent with results from our Phase 2b study, AD04 had a safety and tolerability profile that was similar to placebo:

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

On January 26, 2021, we closed the Acquisition contemplated by that Equity Purchase Agreement that we entered into on December 7, pursuant to which we purchased all of the outstanding membership interests of Purnovate from the members of Purnovate, such that after the Acquisition, Purnovate became our wholly owned subsidiary. On January 27, 2023, we entered into the Option Agreement with Adenomed, LLC pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Agreement for Buyer or its designated affiliate to acquire all of the assets of Purnovate,. William Stilley, a director and Executive Vice President for us and Chief Executive Officer of Purnovate, serves as the President of the Buyer and is the principal stockholder of the Buyer.

Results of operations for the years ended December 31, 2022 and 2021 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2022	2021	(Decrease)
Research and development expenses	$4,177,000	8,396,000	(4,219,000)
General and administrative expenses	9,140,000	9,345,000	(205,000)
Impairment expenses	–	1,548,000	(1,548,000)
Total Operating Expenses	13,317,000	19,289,000	(5,972,000)

Loss From Operations	(13,317,000)	(19,289,000)	5,972,000

Interest income	63,000	7,000	56,000
Change in fair value of contingent liability	522,000	(282,000)	804,000
Other Income	–	46,000	(46,000)
Total other expenses	585,000	(229,000)	814,000
Net Loss before provision for income taxes	(12,732,000)	(19,518,000)	6,786,000
Income tax benefit	1,000	94,000	(93,000)
Net loss	(12,731,000)	(19,424,000)	6,693,000

Research and development (“R&D”) expenses

Research and development expenses decreased by $4,219,000 (50%) during year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was due to the sharp decrease in direct trial expenses of $5,585,000, trials insurance of $85,000, and in ONWARD-supporting manufacturing expenses of $396,000 with the completion of the ONWARD trial clinical activities during the year ended December 31, 2022, compared to the year ended December 31, 2021 when the ONWARD trial was actively recruiting patients. These decreases were partially offset by increases in post-trial regulatory and statistical consulting of $224,000 and added Purnovate research and development project costs of $1,641,000, as several new preclinical programs began.

General and administrative expenses

The year ended December 31, 2022 saw a modest decrease of $205,000 in G&A expenses compared to the year ended December 31, 2021, driven primarily by a large decrease in G&A equity compensation expense of $752,000 due to decreased use of stock grants and the completed vesting of a number of options grants in the period, substantial decreases in business development, PR, IR consultants of $305,000 as a result of management efforts to rationalize this expense category, and modest decrease in corporate legal expenses of $55,000. These decreases were partially offset by increases in G&A-directed salaries of $633,000 associated with increased headcounts and increased use of strategic consultants to assist management in formulating a strategy in response to the ONWARD trial data, increasing this expense category by $247,000.

Change in Impairment Charges

Impairment charges decreased by $1,548,000 (100%) during the year ended December 31, 2022, compared to the year ended December 31, 2021. This difference was due to the impairment of the Purnovate supply assets resulting in this expense being a one time charge which took place during the year ended December 31, 2021.

Change in Fair Value of Contingent Consideration

The change in the fair value of contingent consideration resulted in our recognizing a differential gain of $804,000 (285%) in the year ended December 31, 2022, when the Company recognized a gain of $522,000, compared to the year ended December 31, 2022, when the Company recognized a loss of $282,000. This difference is due to our strategic decision to focus our efforts on AD04 development and take steps for Purnovate to secure independent funding of its programs through sale to a new company, Adenomed, LLC, formed for that purpose. While Purnovate’s programs remain commercially viable and highly valuable, this strategy does increase the time before the milestone payments reflected in the contingent liability will be realized and increases the risk around these milestones, as the programs must now be capitalized independently.

Income Tax Benefit

Benefit from deferred taxes decreased by approximately $93,000 during the year ended December 31, 2022 compared to the year ended December 31, 2021. The benefit from deferred taxes was the result of substantial taxes deferred through the purchase of Purnovate, an event which took place during the year ended December 31, 2021.

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

During the year ended December 31, 2022, our primary sources of funding were sales of common stock, pre-funded warrants, and warrants, and option exercises.

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

On February 23, 2023, we entered into an equity purchase agreement with an accredited investor for the purchase of 1,829,269 shares of commons stock at at-the-market price of $0.41 per share in a registered direct offering. We realized expected net proceeds from the offering of approximately $550,000 after deducting fees due to the placement agent and our transaction expenses. We also issued the placement agent warrant to purchase 182,927 shares of common stock at an exercise price of $0.41 per share.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Annual Report on Form 10-K, based our current projections.

We would expect to use approximately $7.6 million in cash during the twelve months ended December 31, 2023 for both AD04 development costs, other R&D project costs, and general corporate expenses, assuming that the option for the purchase of Purnovate is not exercised and no other changes were made to project commitments. There is no assurance that funds could be raised in that period on acceptable terms.

We will also require additional financing as we continue to execute our overall business strategy, including an estimated $8-12 million for a second phase three trial of AD04. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2022	2021
Provided by (used in)
Operating activities	$(11,186,000)	$(11,949,000)
Investing activities	–	(34,000)
Financing activities	9,126,000	13,644,000
Net increase (decrease) in cash and cash equivalents	$(2,060,000)	$1,661,000

Net cash used in operating activities

Net cash used in operating activities decreased by $763,000 in the year ended December 31, 2022 compared to the year ended December 31, 2021. This reduction in cash used was substantially less than the $6,694,000 decrease in net loss when comparing the same two periods. This difference is due to much of the reduction in expense being non-cash based, such as $866,000 in expense decrease being reduction in equity compensation expense, $1,548,000 being reduced non-cash impairment charges, and $804,000 being the difference in the non-cash gain of $522,000 in 2022 and the non-cash loss in 2021 on the change in value of the contingent liability. We also used $642,000 more cash to pre-pay expenses and $2,702,000 more cash to pay previously accrued expenses in the year ended December 31, 2022 than we did in the year ended December 31, 2021.

Net cash provided by investing activities

The Company purchased Purnovate and capital equipment in the year ended December 31, 2021, resulting in net negative cash flow due to investing activities of $34,000. No such investing activity took place in the year ended December 31, 2022.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $4,518,000 during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was due to the combination of management’s assessment that less financing would be needed to take the Company to its next critical milestone of releasing the ONWARD trial data with generally tighter capital markets. During the year ended December 31, 2022, substantially all of our cash flows from financing activities was from the proceeds that we received from the sale of $9,124,000 of common stock and warrants in February 2022. During the year ended December 31, 2021, our cash flows from financing activities was primarily from the sale of $11,750,000 from shares of common stock and warrants and to a lesser extent proceeds of $1,425,000 from exercise of existing warrants.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplemental Data.

ADIAL PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Shareholders and Board of Directors of

Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Marlton, New Jersey

March 30, 2023

To the Board of Directors and

Stockholders of Adial Pharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor from 2017 to 2022.

Marlton, New Jersey
March 28, 2022

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$4,001,794	$6,062,173
Prepaid research and development	428,700	9,931
Prepaid expenses and other current assets	349,441	389,501
Total Current Assets	4,779,935	6,461,605

Fixed Assets, net	50,424	58,149
Intangible assets, net	4,477	5,041
Acquired in-process research and development	455,000	455,000
Right-to-use Asset	193,997	246,209
Goodwill	248,971	248,971
Total Assets	$5,732,804	$7,474,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$393,834	$286,192
Accrued expenses	1,154,817	2,376,930
Accrued expenses, related party	175,000	—
Lease liability, current	56,828	49,585
Other current liabilities	10,387	9,683
Total Current Liabilities	1,790,866	2,722,390

Long-term Liabilities:
Contingent liabilities	492,000	1,014,000
Lease liability, non-current	150,547	207,375
Deferred tax liability	22,897	23,399
Total Liabilities	$2,456,310	$3,967,164

Commitments and contingencies – see Note 12

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2022 and 2021	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 26,687,295 and 20,946,712 shares issued and outstanding at December 31, 2022 and 2021, respectively	26,687	20,947
Additional paid in capital	66,924,338	54,429,979
Accumulated deficit	(63,674,531)	(50,943,115)
Total Stockholders’ Equity	3,276,494	3,507,811
Total Liabilities and Stockholders’ Equity	$5,732,804	$7,474,975

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating Expenses:
Research and development	$4,176,998	$8,395,648
General and administrative	9,140,129	9,344,678
Impairment expenses	—	1,548,397
Total Operating Expenses	13,317,127	19,288,723
Loss From Operations	(13,317,127)	(19,288,723)
Other Income (Expense)
Interest income	63,209	6,539
Change in fair value of contingent liability	522,000	(281,713)
Other income	—	46,494
Total other income (expense)	585,209	(228,680)
Loss Before Provision For Income Taxes	(12,731,918)	(19,517,403)
Income tax benefit	502	94,077
Net Loss	$(12,731,416)	$(19,423,326)
Net loss per share, basic and diluted	$(0.51)	$(1.04)
Weighted average shares, basic and diluted	25,037,637	18,588,748

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	14,393,100	$14,393	$35,491,462	$(31,519,789)	$3,986,066
Stock-based compensation	—	—	2,259,517	—	2,259,517
Stock-based compensation, common stock issued for services	713,000	713	1,980,187	—	1,980,900
Options exercised	215,556	216	469,285	—	469,501
Warrant exercises	712,500	712	1,424,286	—	1,424,998
Stock issued in consideration of purchase of subsidiary	699,980	700	1,059,450	—	1,060,150
Sale of common stock	4,212,576	4,213	11,745,792	—	11,750,005
Net loss	—	—	—	(19,423,326)	(19,423,326)
Balance, December 31, 2021	20,946,712	$20,947	$54,429,979	$(50,943,115)	$3,507,811
Stock-based compensation	—	—	2,101,210	—	2,101,210
Stock-based compensation, common stock issued for services	1,553,333	1,553	1,271,730	—	1,273,283
Sale of common stock	2,322,250	2,322	9,121,419	—	9,123,741
Warrant exercises	1,865,000	1,865	—	—	1,865
Net loss	—	—	—	(12,731,416)	(12,731,416)
Balance, December 31, 2022	26,687,295	$26,687	$66,924,338	$(63,674,531)	$3,276,494

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,731,416)	$(19,423,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,374,493	4,240,417
Gain on forgiveness of loan	—	(29,088)
Depreciation of fixed assets	7,725	6,456
Fixed asset disposal	—	6,954
Impairment expenses	—	1,548,397
Amortization of intangible assets	564	565
Amortization of right to use asset	52,212	48,085
Change in fair value of contingent liability	(522,000)	281,713
Deferred Taxes	(502)	(94,077)
Changes in operating assets and liabilities:
Prepaid research and development	(418,769)	223,104
Prepaid expenses and other current assets	40,060	112,188
Accrued expenses	(1,222,113)	1,520,291
Accrued expenses, related party	175,000	—
Change in operating lease liability	(49,585)	(37,337)
Accounts payable and other current liabilities	108,346	(353,771)
Net cash used in operating activities	(11,185,985)	(11,949,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(64,605)
Purchase consideration paid for acquisition, net of cash acquired	—	30,589
Net cash used in investing activities	—	(34,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offerings	9,123,741	11,750,005
Proceeds from warrant exercises	1,865	1,424,998
Proceeds of options exercises	—	469,501
Net cash provided by financing activities	9,125,606	13,644,504

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,060,379)	1,661,059

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	6,062,173	4,401,114

CASH AND CASH EQUIVALENTS-END OF YEAR	$4,001,794	$6,062,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Issuance of common stock for acquisition	$—	$1,060,150
Contingent consideration for acquisition	$—	$732,287

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

Adial’s wholly owned subsidiary, Purnovate, Inc., was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. These consolidated financial statements include the accounts of both Adial and Purnovate for the year ended December 31, 2022 and 2021.

In June of 2022, the Company released data from its ONWARD™ Phase 3 pivotal trial of its lead compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. The Company has obtained meetings with the FDA and national medicines authorities in Europe to determine the path toward approval. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since. Based on the current development plans for AD04 in both the U.S. and international markets, planned R&D activities to develop Purnovate drug candidates, and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the recently announced results of its ONWARD Phase 3 trial, the Company has scheduled meetings with the FDA and various European national authorities to discuss the appropriate next steps towards the expeditious development of AD04 and to seek product approval. The results of these meetings may materially change the Company’s expectations concerning the expected development cost of AD04. The Company has also initiated a number of research and development projects associated with Purnovate, including Purnovate’s lead compound, PNV5030, for treatment of pain and potentially for treatment of cancer. The Company has entered into an option agreement for the sale and support of the Purnovate programs by an independent company formed for that purpose. Should this option agreement be exercised, the exercise fee and cash reimbursement of previous Purnovate expenses would generate a modest amount of operating capital, and would eliminate the Company’s Purnovate-related operating expenses. However, there is no guarantee that the option holder will be able to raise sufficient capital in its own right to exercise the option. Neither is there any certainty that the Company will be able to access additional capital on acceptable terms, if at all, with or without the option having been exercised. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to regulators concerning AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

With the results of the ONWARD trial having been released and regulatory approaches underway, the risk of delays to the Company’s development programs from COVID-19 are reduced. However, the ongoing effects of the ongoing coronavirus pandemic, such as supply chain disruptions and post-stimulus inflation, may increase non-trial costs such as insurance premiums, increase the demand for and cost of capital, increase loss of work time from key personnel, and negatively impact our other key vendors and suppliers. The full extent to which the COVID-19 pandemic impacts the clinical development of AD04 and the Company’s suppliers and other commercial partners, will depend on future developments that are still highly uncertain and cannot be predicted with confidence at this time, all of which could have a material adverse effect on our business, financial condition, and results of operations.

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

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

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials and pre-clinical activities, estimated fair values of long-lived assets used to assess the value of intangible assets, acquired in-process research and development (“IPR&D”), and goodwill, allocation of purchase price in business acquisitions, measurement of contingent liabilities, and income tax asset realization.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2022 and 2021 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the years ended December 31, 2022 and 2021 were as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2022	2021
Warrants to purchase common shares	12,095,870	7,917,982
Common Shares issuable on exercise of options	4,316,977	3,585,310
Restricted shares subject to repurchase	1,083,333	–
Total potentially dilutive Common Shares excluded	17,496,180	11,503,292

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2022, the Company did not exceed FDIC insurance limits but held approximately $3.8 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with maturity dates less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2021, the Company did not exceed FDIC insurance limits but held approximately $3.7 million in non-FDIC insured cash equivalent investments.

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

The fair value of cash and cash equivalents and accounts payable approximate their carrying value due to their short-term maturities.

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of December 31, 2022, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 44% for regulatory and sales-based milestones.

December 31, 2022
Opening balance	$–
Additions	(732,287)
Total losses recorded	(281,713)
Balance as of December 31, 2021	$(1,014,000)
Total gains recorded	522,000
Balance as of December 31, 2022	$(492,000)

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

Contingent Consideration

The Company records contingent consideration resulting from a business combination at fair value on the acquisition date. At each reporting date, the Company revalues these obligations and record increases or decreases in their fair value as an adjustment to other income and expenses. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the liability due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

Intangible Assets

Intangible assets generally consist of patents, purchased technology, acquired IPR&D and other intangibles. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment.

Intangible assets related to acquired IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. Having assessed the assets qualitatively, the Company did not recognize any impairment to IPR&D in the years ended December 31, 2022 and 2021. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value-based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. The Company reviews goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value of goodwill might not be recoverable. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations. Having assessed the assets qualitatively, the Company recognized no impairment of goodwill for the years ended December 31, 2022 and 2021.

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

Research and Development

Research and development costs are charged to expense as incurred and include supplies and other direct trial expenses such as fees due to contract research organizations, consultants which support the Company’s research and development endeavors, the acquisition of technology rights without an alternative use, and compensation and benefits of clinical research and development personnel. Certain research and development costs, in particular fees to contract research organizations (“CROs”), are structured with milestone payments due on the occurrence of certain key events. Where such milestone payments are greater than those earned through the provision of such services, the Company recognizes a prepaid asset which is recorded as expense; where fees earned are greater than milestone payments, an accrued expense liability is recorded as expense.

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

4 — ACQUISITION

Purnovate, Inc. Acquisition – Related Party

On January 26, 2021 the Company completed its business acquisition of 100% of the equity interests of Purnovate, Inc. (“Purnovate”), pursuant to the Equity Purchase Agreement, dated December 7, 2020, as amended. Mr. Stilley, Adial’s then CEO, owned 28.73% of the membership interests in Purnovate and, therefore, the acquisition of Purnovate is considered a related party transaction. The acquisition of Purnovate included an in-place workforce comprised of four employees, ongoing research and development projects and pending patents, certain net working capital assets and an assumed operating lease for laboratory and office space (“Assumed Lease”).

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

The Company’s consolidated financial statements for the year ended December 31, 2022 and 2021 include the results of operations of Purnovate since January 26, 2021. During the year ended December 31, 2021, Purnovate contributed a net loss of approximately $1,923,000. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2020, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2020, nor is the financial information indicative of the results of future operations.

Year ended December 31, 2021
Net revenue	$–
Net loss	$(19,434,447)
Net loss per share, basic and diluted	$(1.05)

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

6 — ACQUIRED IN-PROCESS RESEARCH & DEVELOPMENT

The Company booked intangible assets associated with a number of ongoing research and development projects at the time of the acquisition of Purnovate. The changes in the carrying value of these acquired in-process research and development assets for the year ended are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
In-process research and development acquired during the period	455,000
Balance at December 31, 2021	$455,000
In-process research and development acquired during the period	—
Balance at December 31, 2022	$455,000

7 — GOODWILL

The Company recorded goodwill in connection with the acquisition of Purnovate. The changes in the carrying value of goodwill for the year ended are as noted in the table below:

Carrying Value
Balance at December 31, 2020	$—
Goodwill acquired during the period	248,971
Balance at December 31, 2021	$248,971
Goodwill acquired during the period	—
Balance at December 31, 2022	$248,971

8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Clinical research organization services and expenses	$123,386	$1,826,479
Employee compensation	761,509	520,795
Pre-clinical and manufacturing expenses	197,306	–
Legal and consulting services	72,616	29,656
Total accrued expenses	$1,154,817	$2,376,930

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

On December 7, 2020, the Company entered into an Equity Purchase Agreement with Purnovate, LLC to purchase all of the outstanding membership interests of Purnovate from the members of Purnovate (the “Members”), such that after the acquisition, Purnovate became a wholly owned subsidiary of Adial. The Company’s then Chief Executive Officer and board member, William B. Stilley, and another Adial board member, James W. Newman, were, directly or indirectly, members of Purnovate. Messrs. Stilley and Newman agreed to sell their membership interests on the same terms as the other Members, except that Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the stock consideration that he receives so long as his employment has not been terminated by the Company without cause prior to the end of such period. Mr. Stilley owned approximately 28.7% of the membership interest of Purnovate and Mr. Newman controlled two entities that, together, own less than 1% of the membership interests of Purnovate. As a result of the foregoing, the Company formed a Special Committee of independent members of its Board of Directors to review and negotiate the acquisition terms.

On January 26, 2021 the acquisition was consummated, and Messrs. Stilley and Newman and the other members of Purnovate sold all of their membership interests in Purnovate to the Company (see Note 4).

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

On July 6, 2021, the Company entered into Securities Purchase Agreements, dated July 6, 2021 (the “SPAs”), with three pre-existing investors for an aggregate investment of $5,000,004 in consideration of the purchase by such investors of an aggregate of 1,666,667 shares of the Company’s common stock at a purchase price of $3.00 per share. SPAs were entered with each of Bespoke Growth Partners, Inc. (“Bespoke”), a company controlled by Mark Peikin, the Chief Strategy Officer of the Company at that time, Keystone Capital Partners, LLC (“Keystone”), and Richard Gilliam, a private investor (“Gilliam”) (collectively, the “Investors,” and each an “Investor”), pursuant to which: (i) Bespoke agreed to purchase an aggregate of 833,334 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $2,500,002; (ii) Keystone agreed to purchase an aggregate of 500,000 shares of the Company’s common stock at a purchase price of $3.00 per share for aggregate gross proceeds of $1,500,000; and (iii) Gilliam agreed to purchase an aggregate of 333,334 shares of the Company’s common stock at a purchase price of $3.00 per share for gross proceeds of $1,000,002.

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

See Note 12 for related party vendor, consulting, and lease agreements. See Note 13 for a related party option agreement.

10 — SHAREHOLDERS’ EQUITY

Common Stock Issuances

On January 26, 2021, 669,980 unregistered shares of common stock were issued to the shareholders of Purnovate, Inc., including William B. Stilley, the Company’s then CEO and entities controlled by James Newman, a Director, in consideration of purchase of Purnovate, Inc., at a total cost of $1,060,150 (See Note 4.)

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

During the year ended December 31, 2021, the Company issued 713,000 shares of common stock to consultants for services rendered and to employees at a total cost of $1,980,900.

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

During the year ended December 31, 2022, the Company issued 470,000 shares of common stock at a cost of $818,350 to consultants for services rendered.

During the year ended December 31, 2022, the Company issued employees 1,250,000 shares of common stock as bonuses, of which 1,083,333 remain outstanding. The first issuance of 250,000 shares were subject to forfeiture for nominal consideration to Company on termination of the employee, the shares no longer being liable to forfeiture (“vesting”) on the following schedule: 1/24 of 166,667 shares vesting on the date of issue and the first of each of the next twenty-three subsequent months, and 83,333 shares vesting on the third anniversary of the date of issue. On December 30, 2022, the 166,667 shares vesting over 24 months were canceled by the recipient at the recipient’s will, at which time the Company recognized the remaining $191,325 cost of the unvested shares cancelled. The second issuance of 1,000,000 shares are subject to forfeiture on the same conditions, but on the following schedule: 1/6 of the issued shares vesting six months from date of issue, then 1/12 vesting at the end of each subsequent three month period, the entire grant being vested three years from date of issue. On December 31, 2022, none of the uncancelled shares were vested and 1,083,333 shares remained subject to repurchase.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 1,750,000 shares. On October 13, 2022, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 9,500,000. At December 31, 2022, the Company had issued 2,248,326 shares and had outstanding 4,177,291 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 3,074,383 available for issue.

Stock Options

The following table provides the stock option activity for the years ended December, 2022 and 2021:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2020	2,668,866	8.09	$2.48	$1.13
Issued	1,132,000		2.47	2.37
Exercised	(215,556)		2.18	0.89
Outstanding December 31, 2021	3,585,310	7.80	$2.64	$2.02
Issued	731,667		1.70	1.39
Exercised	–
Outstanding December 31, 2022	4,316,977	7.21	$2.48	$1.91
Outstanding December 31, 2022, vested and exercisable	3,237,778	6.79	$2.59	$1.96

At December 31, 2022, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Fair Value per Share	$0.59-2.00	$2.21-4.52
Expected Term	6.0 years	1.00-5.75 years
Expected Dividend	$—	$—
Expected Volatility	107.88-116.54%	108.35-110.69%
Risk free rate	1.89-3.26%	0.07-1.26%

During the year ended December 31, 2022, 731,667 options to purchase shares of common stock were granted at a fair value of $1,017,095, an approximate weighted average fair value of $1.39 per option, to be amortized over a service a weighted average period of 2.89 years. As of December 31, 2022, $1,939,438 in unrecognized compensation expense will be recognized over a remaining service period of 1.52 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Research and development options expense	230,627	304,421
Total research and development expenses	230,627	304,421
General and administrative options expense	1,870,583	1,955,096
Stock issued to consultants and employees	1,273,283	1,980,900
Total general and administrative expenses	3,143,866	3,935,996
Total stock-based compensation expense	$3,374,493	$4,240,417

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2020	8,649,625	3.46	$4.60	0.02
Issued	53,146		2.26
Exercised	(712,500)		$2.00
Outstanding December 31, 2021	7,990,271	2.63	$4.82	0.14
Issued	6,042,888		1.74
Exercised	(1,865,000)		$0.001
Outstanding December 31, 2022	12,168,159	3.04	$4.03	0.01

This table includes warrants to purchase 344,851 shares of common stock issued to consultants, including the 200,000 issued during the year ended December 31, 2022, with a total fair value of $263,195 at time of issue, calculated using the Black Scholes model assuming an underlying security values of $2.06, volatility rate of 107.88% risk-free rate of 1.71%, and an expected term of 6.5 years. During the year ended December 31, 2022, the Company recognized $305,230 in expense associated with these warrants with no additional expense remaining to be recognized.

During the years ended December 31, 2022 and 2021, 1,865,000 and 712,500 warrants to purchase shares of common stock were exercised for total proceeds of $1,865 and $1,424,998, respectively.

11 — INCOME TAXES

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year ended
	December 31, 2022	December 31, 2021
Federal statutory rate	21.00%	21.00%
Stock Options	(4.11)%	(2.43)%
Impairment charges	(0.00)%	(1.67)%
Other Permanent Items	0.51%	(0.60)%
State Taxes	4.02%	2.78%
Increase in VA	(21.42)%	(18.61)%
Other	0.00%	0.00%
Effective tax rate	0.00%	0.48%

Tax expense (benefit) for the year ended December 31, 2022 is shown on the table below:

	Current	Deferred	Total
Federal	—	(24,473)	(24,473)
State and Local	—	23,971	23,971
Total	—	(502)	(502)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2022 and 2021, respectively, are as follows:

Deferred Tax Assets & Liabilities (rounded)

	Deferred Tax Asset
	2022	2021
Net operating loss carry-forward	11,378,190	9,670,286
Accrued Expenses	171,902	116,147
Lease Liability	52,180	64,623
Restricted stock	15,982	—
Section 174 R&D	946,624	—
Less: valuation allowance	(12,418,870)	(9,692,143)
Total tax assets	$146,008	$158,913
Fixed Asset	(5,221)	(1,663)
Intangible assets	(114,871)	(117,340)
ROU Assets	(48,813)	(63,309
Total deferred tax labilities	$(168,905)	$(182,312)
Net deferred tax asset (liability)	$(22,897)	$(23,399)

The Company has a net operating loss carry-forward of $44.7 million for Federal and of $51.8 million state tax purposes at December 31,2022, that is potentially available to offset future taxable income. NOLS generated prior to 2018 will expire in 2037 and the 20- year carryover limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of Taxable income.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $12.4M against the net deferred tax asset that is not realizable.

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

The company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership change since the Company’s inception, due to the significant costs and complexities associated with such study. If the company has experienced a change in control, as defined by Section 382, at any time since its public offering, utilization of net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating losses before utilization.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax applies in cases where the total value of the stock repurchased during the taxable year exceeds $1,000,000. The Company does not anticipate that the IR Act will have an impact on the Company’s tax liability in the near term.

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which they operate. In the normal course of business, the Company is subject to examination of Federal and state jurisdiction where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2022, open years related to the federal and state Jurisdictions are 2021, 2020, & 2019. The company has no open tax audits with any taxing authority as of December 31, 2022.

The Company had no uncertain tax positions at December 31, 2022.

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

During both the years ended December 31, 2022 and 2021, the Company recognized $40,000 minimum license royalty expenses under this agreement. On May 13, 2022, the Company acknowledged that its Phase 3 trial was complete according to the terms of the UVA LVG license and recognized an accrued license royalty expense of $155,000, which payment was made on September 6, 2022. At December 31, 2022 and 2021, total accrued royalties and fees due to UVA LVG were $40,000 and $0, respectively, shown on balance sheet as accrued expenses, related party.

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

On November 16, 2018, the Company and Crown entered into Service Agreement 1 under the MSA for a 24 week, multi-centered, randomized, double-blind, placebo-controlled, parallel-group, Phase 3 clinical study of the Company’s lead compound, AD04 for fees, as amended, of $3,398,957 (€3,168,895 converted to dollars at the Euro/US Dollar exchange rate of 1.0726 as of December 31, 2022) milestone payments. On May 13, 2022, the Company acknowledged the milestone event of the last patient having made the last clinical visit and made a payment of $146,765, and on June 30, 2022 the Company acknowledged the additional milestone event of the trial database being locked at which time it recognized a payable of $137,375.

On April 28, 2022, the Company and Crown settled a previous dispute concerning a putative change order. As part of this agreement, the Company agreed to pay Crown a total of $454,034 (€410,000) for changes to the services described in Service Order 1. The settlement also altered the schedule of remaining milestones to be as described in the table below.

At December 31, 2022, the remaining future milestone payments are shown in the table below, converted to dollars from euros at the exchange rate then prevailing.

Milestone Event	Percent Milestone Fees	Amount
eTMF Transfer	5%	$144,768

During the year ended December 31, 2022, the Company recognized $209,689 in non-cash income associated with the Service Agreement 1 and the settlement described above, classified as a negative R&D expense. The negative expense was a result of the value of the settlement and total, fully earned value of milestones being less than the expense previously accrued. On December 31, 2022 there remained an accrued R&D expense of $123,386 related to direct expenses under this agreement, which expense is expected to be fully paid with the occurrence of the final milestone payment. (See Note 13 for the occurrence of the final milestone and recognition of this invoice.)

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

Lease Commitments – Purnovate lease

The Company has one operating lease which consists of office space with a remaining lease term of approximately four years.

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

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

Components of total lease cost:	Year ended December 31, 2022	Year ended December 31, 2021

Operating lease expense	$72,828	$75,116
Short-term lease expense	—	—
Total lease cost	$72,828	$75,116

Supplemental cash flow information related to leases are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$70,202	$67,719

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$294,294

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2022	As of December 31, 2021
Assets
Lease right of use assets	$193,997	$246,209
Total lease assets	$193,997	$246,209

Liabilities
Current liabilities:
Lease liability - current portion	$56,828	$49,585
Noncurrent liabilities:
Lease liability, net of current portion	150,547	207,375
Total lease liability	$207,375	$256,960

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in years) - operating leases	3.08	4.08
Weighted average discount rate - operating leases	9.00%	9.00%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 31, 2022, for the following four fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2023	72,687
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$232,290
Less effects of discounting	(24,915)
Present value of future minimum lease payments	$207,375

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

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $416,200 and $375,000 in compensation expense in the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Company had recognized all expenses associated with this agreement. No further expenses associated with the PEPCO MSA work order are expected.

Consulting Agreement – Related Party

On October 24, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director, is the founder and principal of Keswick Group, LLC, therefor Orbytel was considered a related party. Statement of work #1 (“SOW #1”), executed with the MSA, committed the Company to $209,250 in payments. During the year ended December 31, 2022, the Company recognized $151,500 in consulting expenses associated with this agreement, with $135,000 being recognized as related party accrued expenses on the balance sheet. The Company expected $57,750 in remaining expenses under SOW #1 at December 31, 2022.

Preclinical Research Agreement

On June 1, 2022, the Company entered into an agreement and scope-of-work (“SOW”) specification for research services with IIT Research Institute for a range of in vitro and preclinical safety studies of PNV5030, Purnovate’s lead drug candidate for treatment of pain and potentially cancer. The studies are intended to enable a submission of an Investigational New Drug application for PNV5030 to the FDA. In total, this agreement commits the Company to $1,409,000 in payments. An advance payment of $579,000 was due on execution of the agreement and SOW, which was made and booked as a pre-paid expense asset. At December 31, 2022, the Company had recognized $398,600 in expenses associated with this agreement, categorized and R&D expenses, of which $150,300 was charged against the previous advanced payment, $64,200 was paid in cash, and $184,100 was accrued. At December 31, 2022, the Company recognized a $428,700 prepaid expense asset, reflecting the remaining deposit.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $1.2 million in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2022, the Company did not have any pending legal actions.

13 — SUBSEQUENT EVENTS

Purnovate Option Agreement

On January 27, 2023, the Company and Adenomed, LLC (the “Buyer”) entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Agreement (the “Option Term”) for Buyer or its designated affiliate to acquire all of the assets of Purnovate, the Company’s wholly owned subsidiary, in a related party transaction. William Stilley, a director and Executive Vice President of the Company and Chief Executive Officer of Purnovate, serves as the President of the Buyer and is the principal stockholder of the Buyer.

The Buyer has the right to extend the Option Term for an additional thirty (30) consecutive day period by the payment of one hundred thousand dollars ($100,000) to the Company prior to the end of the original Option Term, and the Buyer may also extend the Option Term for another thirty (30) consecutive day period by the payment of fifty thousand dollars ($50,000) to the Company prior to the end of the extended Option Term.

The Buyer has the right to exercise the Option by paying a cash exercise price of $150,000. Upon exercise of the Option, the Company will transfer to and Buyer will assume liabilities of Purnovate, including: (i) trade payables incurred for services or purchases by Purnovate exclusively for its research operations; (ii) any unpaid salaries of personnel on Purnovate’s payroll; and (iii) the lease for 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901 (as modified). All other Purnovate liabilities, shall be retained by, or transferred to, the Company and any amounts owed by Purnovate to Company will be extinguished. The Company will be reimbursed by Buyer for any Purnovate expenditures incurred and paid commencing December 2022, to be paid within thirty (30) days of execution of the final acquisition agreement, and will hold a security interest in the assets of Buyer until the expense reimbursement is paid in full and the equity in Buyer described below is issued to Company.

The Option Agreement sets forth the terms of the definitive acquisition agreement to be negotiated in good faith by the parties after exercise of the Option which include: (i) an upfront cash payment of $300,000 upon the completion of the definitive agreement (in addition to the option exercise payment) ; (ii) the issuance by Buyer to Company of 19.99% of the equity of Buyer within thirty (30) days of execution of the final acquisition agreement (such 19.99% to be subject to anti-dilution protection until the Buyer has raised $4,000,000); (iii) the assumption by Buyer of the obligations of Company under that certain Equity Purchase Agreement by and among Company, Purnovate, the members of Purnovate, and Robert D. Thompson as the member’s representative, dated December 7, 2020 and amended January 25, 2021 (the “PNV EPA”); (iv) the assumption by Buyer of the obligations of Company under that certain Employment Agreement, dated July 31, 2018, as amended, by and between Company and William Stilley; (v) a low, single digit royalty payments on net sales; (vi) cash payments of up to approximately $11 million in development and approval milestones for each compound after payments to the prior members of Purnovate pursuant to the PNV EPA; and (vii) cash payments of up to an aggregate of $50,000,000 upon the achievement of certain commercial milestones.

Securities Purchase Agreement

On February 23, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor (the “Investor”) providing for the issuance of 1,829,269 shares of the Common Stock, par value $0.001 (the “Common Stock”). Pursuant to the 2023 Purchase Agreement, the Investor purchased the Shares for an aggregate purchase price of $750,000 with expected proceeds of $550,000, after placement agent fees and expenses. Pursuant to the Purchase Agreement, an aggregate of 1,829,269 Shares were issued to the Investor.

The Company agreed to issue to the Placement Agent a warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 182,927 shares of common stock, representing 10% of the aggregate number of shares of Common Stock sold in the Registered Offering. The Placement Agent Warrants have an exercise price equal to $0.41 and are exercisable two months after the closing date and expire five years after the date of issuance.

Crown CRO Final Milestone

On March 1, 2023, the Company acknowledged that Crown CRO had transferred the completed trial master file to the control of the Company and thereby met the final milestone specified in Service Order 1, as amended. Accordingly, Crown CRO invoiced the final milestone payment of €134,969 ($143,685 at the exchange rate then prevailing). On receipt of this invoice (and with adjustment for intervening exchange rate fluctuations), there remained no accrued expense liabilities associated with the agreement and no expected material expenses.

Consulting Agreement – Related Party

Effective March 15, 2023, the Company entered in a master services agreement (the “Services Agreement”) with The Keswick Group, LLC, of which Tony Goodman, a director of the Company, is the founder and principal, pursuant to which The Keswick Group, LLC has agreed to serve as a business consultant to lead the Company’s partnering efforts for AD04 for nine months at a monthly fee of $22,000, with a performance bonus of 100,000 shares of the Company’s restricted common stock issuable upon the Company’s completion of a partnering agreement for AD04 through its efforts. The opportunity to earn the restricted stock performance bonus expires if a partnering agreement has not been completed before the termination of the agreement. The Services Agreement may be terminated by either party upon thirty (30) days’ notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were not effective.

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls. and (vi) insufficient segregation of duties.

Limitations on the Effectiveness of Controls

We have not yet retained sufficient staff with appropriate experience in U.S. GAAP, especially of complex instruments and transactions, to devise and implement effective disclosure controls and procedures, or appropriate internal controls over financial reporting. We will be required to expend time and resources hiring and engaging additional staff with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business. However, we have engaged outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to support our efforts towards maintaining effective disclosure controls and procedures, and internal controls

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the accession of Cary Claiborne as Chief Executive Officer.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class II, which will consist of Tony Goodman, Robertson H. Gilliland, and Cary Claiborne, whose terms will expire at our annual meeting of stockholders to be held in 2023; and

●	Class III, which will consist of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2024.

●	Class I, which will consist of William B. Stilley, III and Kevin Schuyler, whose term will expire at our annual meeting of stockholders to be held in 2025;

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

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
Cary J. Claiborne, MBA	62	Chief Executive Officer, President and Director
Joseph Truluck, MBA	44	Chief Financial Officer
William B. Stilley, III, MBA	55	Executive Vice President, Director, and Chief Executive Officer of Purnovate, Inc.
Bankole A. Johnson, DSc, MD	62	Chief Medical Officer
Robertson H. Gilliland, MBA	42	Director
Tony Goodman	58	Director
J. Kermit Anderson	73	Director
James W. Newman, Jr.	80	Director
Kevin Schuyler, MBA, CFA	54	Director, Chairman of the Board, Lead Independent Director

There are no family relationships among any of our directors or executive officers. The executive officers and directors named above may act as authorized officers of the Company when so deemed by resolutions of the Company. Set forth below is a summary of the business experience of each of our directors and executive officers identified above and our key employee:

Cary J. Claiborne, Chief Executive Officer, President, and Director

Cary J. Claiborne has served as our Chief Executive Officer since August 18, 2022, our Chief Operating Officer from December 2021 to August 18, 2022 and a director since November 2021. In December 2021, Mr. Claiborne was appointed to the board of directors of NeuroSense Therapeutics, a Nasdaq-listed clinical-stage biopharmaceutical company, focusing on the discovery and development of targeted innovative therapeutics for neurodegenerative diseases, where he also serves as Chairman of the audit committee. In July 2022, Mr. Claiborne was appointed to the board of directors of LadRX Corporation (fka CytRx Corporation), a biopharmaceutical company focused on discovering and developing new cancer therapeutics, where he also serves as Chairman of the compensation committee.

Prior to joining Adial, Mr. Claiborne served as CEO of Prosperity Capital Management, LLC, a Private Investment and Advisory firm that he founded.. Prosperity Capital is focused on private Investment Management and providing Advisory Services to clients in multiple industries with an emphasis in the Pharma/Biotech and Finance sectors. From November 2014 until February 2017, he served as the Chief Financial Officer and member of the Board of Directors at Indivior PLC, a FTSE 500 listed specialty pharmaceutical company. Mr. Claiborne led the company’s spin off from its then parent company, Reckitt Benckiser, to become an independent, listed company. While at Indivior, he established and oversaw corporate reporting, internal audit, tax, treasury, external audit and information technology. Prior to joining Indivior, Mr. Claiborne served as the CFO of Sucampo Pharmaceuticals, Inc., a Nasdaq-listed global biopharmaceutical company, which was later sold to Mallinckrodt. Before joining Sucampo, Mr. Claiborne served as CFO and Corporate Secretary of Osiris Therapeutics, Inc., and oversaw corporate finance during the company’s initial public offering.

Mr. Claiborne graduated from Rutgers University with a B.A. in Business Administration and from Villanova University with an M.B.A., and was a National Association of Corporate Directors (NACD) Governance Fellow.

We selected Mr. Claiborne to serve on our board of directors because he brings extensive public company experience and his broad understanding of the financial markets and the financing opportunities available to us.

Joseph Truluck, Chief Financial Officer, Treasurer, and Secretary

Joseph Truluck has served as our Chief Financial Officer since June 2017, our Treasurer and Secretary since October 2017, and from May 2016 until his appointment as our Chief Operating Officer, as our VP Operations and Finance. From January 2013 to December of 2019, Mr. Truluck served as the VP Operations and Finance at Adenosine Therapeutics, LLC after the company reacquired its major drug development program. As VP Operations and Finance, at Adenosine Therapeutics, Mr. Truluck oversaw the operations of the business, including seeing to completion a project to merge and analyze two partially completed Phase 3 trials to constitute a single trial. From April 2005 to July 2009, Mr. Truluck served as the Operations Manager of Adenosine Therapeutics’ until its purchase in August 2008 by Clinical Data. After the purchase of Adenosine Therapeutics’ operations by Clinical Data, Mr. Truluck went on to gain an MBA from Tulane University with a concentration in Finance. In addition to his MBA at Tulane, Mr. Truluck earned an MA in Philosophy at the University of Virginia, with a thesis in the philosophy of language.

William B. Stilley, III, Executive Vice President, Director, and Chief Executive Officer of Purnovate, Inc.

William B. Stilley has served as an Executive Vice President for us and the Chief Executive Officer of our wholly owned subsidiary, Purnovate, Inc., since January 26, 2021, our Chief Executive Officer from December 2010 to August 18, 2022, our Secretary and Treasurer from April 2012 until October 2017 and a Director since April 2011. In July 2018, Mr. Stilley was appointed to serve as a member of the board of directors of Avalon GloboCare Corp., a Nasdaq-listed healthcare management laboratory services provider and biotechnology developer, where he also serves as Chairman of their audit committee. From September 3, 2021, to October 31, 2022, he was a member of the board of directors of Sysorex, Inc., an OTCQB-traded data center owner and Ethereum mining and technology company, where he was also Chairman of the audit committee. Prior to joining the Company from August 2008 until December 2010, Mr. Stilley was the Vice President, Business Development & Strategic Projects at Clinical Data, Inc., a Nasdaq-listed company. At Clinical Data, Inc., Mr. Stilley worked on licensing and M&A transactions and was involved in management of Phase 3 clinical trials, production of Viibryd® for initial commercial launch of the product, and sourcing drug product and drug substance for the Phase 3 clinical trials of the company’s vasodilator drug for myocardial stress imaging. From February 2002, Mr. Stilley was the COO and CFO of Adenosine Therapeutics, LLC where he ran the internal operations of the company, including research and development, and all financing activity, until the sale of its principal assets were acquired by Clinical Data, Inc. in August 2008. Deals closed include, without limitation, financings, licenses or acquisition agreements with Johnson & Johnson, Novartis, Santen Pharmaceuticals, Epix Pharmaceuticals, CombinatoRx, ATEL Ventures, Medical Predictive Sciences Corporation, Novartis Ventures, and numerous public equity investment firms. Mr. Stilley has advised both public and private companies on financing and M&A transactions, has been the interim CFO of a public company, the interim Chief Business Officer of Diffusion Pharmaceuticals, and the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps.

Mr. Stilley has an MBA with honors from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He has guest lectured at the Darden School of Business in two courses on the management of life science companies and, until recently, served on the board of directors of Virginia BIO, the statewide biotechnology organization. Mr. Stilley holds two United States patents and 60 patents issued worldwide.

We selected Mr. Stilley to serve on our board of directors because he brings to the board extensive knowledge of the biotechnology industry. Having served in senior corporate positions in several biomedical companies, he has a vast knowledge of the industry and brings to the board significant executive leadership, strategic, and operational experience as well as knowledge and experience of financing and M&A transactions, including serving as the Chairman of public company audit committees. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies and his extensive knowledge financing and M&A will serve our company well in the future.

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

Tony Goodman, Director

Tony Goodman has served as a director since July 2017. Mr. Goodman’s career spans over 23 years in Pharma and Biotech. Mr. Goodman is the Founder/Managing Director of Keswick Group, LLC, a Biotech Strategic Commercial and Business Development Advisory Firm. From October 2014 until February 2017, he served as the Chief Business Development Officer of Indivior PLC, a FTSE 500 listed company and a member of the executive team which brought Indivior public as a demerger from Reckitt Benckiser Pharmaceuticals, Inc. Mr. Goodman held many leadership positions at Reckitt Benckiser Pharmaceuticals from October 2009 until October 2014 that include: Global Director, Strategy and Commercial Development; Global Head, Category Development; and Director of US Commercial Managed Care. Mr. Goodman has also served as the Director of Strategic Marketing and Business Development at PRA International and Group Product Manager, Marketing and Director of the Managed Health Strategies Group at Purdue Pharmaceuticals L.P. Mr. Goodman graduated from Marshall University, with a degree in Business Administration and completed the requirements of a Full Board Executive with the National Association of Corporate Directors (“NACD”).

We selected Mr. Goodman to serve on our board of directors because he brings extensive knowledge of the addiction and pharmaceuticals industry and his significant strategic development experience. Mr. Goodman’s experience with the NACD provides him with a broad understanding of the role of directors and corporate governance issues facing public companies. J. Kermit Anderson, Director

J. Kermit Anderson, Director

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

James W. Newman, Jr., Director

James W. Newman, Jr. has served as a director since September 2014. Since April 2013, he served as the Founder, Chairman, and President of Medical Predictive Science Corporation (“MPSC”), a medical device company that translates ICU research discoveries to the patient’s bedside and develops predictive technology that detects imminent, catastrophic illness. MPSC’s HeRO sold in over 20 countries and is a pioneering monitoring system for premature infants which detects early signs of distress commonly caused by infection and other potentially life -threatening illnesses. He has also served as part of the management team of Newman Company, a real estate company, since 1980, for which he still works and is the sole owner. In the mid — 1990s he began making capital investments in several “start-up” companies, including Charlottesville-based Medical Automation Systems, a major provider of information management systems for point-of-care testing, which was acquired by Massachusetts-based Alere Inc. in 2011. His investments have covered a wide range of fields, encompassing everything from biotechnology, bio-informatics, education, and telecommunications, as well as mechanical inventions. He is particularly interested in investments in the medical field that improve healthcare, but do so at a reduced cost to consumers. Mr. Newman received a B.A. degree from Upsala College in 1968.

We selected Mr. Newman to serve on our board of directors because he brings a strong business background to our company and adds significant strategic, business and financial experience. Mr. Newman’s business and finance background provides him with a broad understanding of the issues faced by companies similar to us.

Kevin Schuyler, CFA, Chairman of the Board of Directors, Lead Independent Director

Kevin Schuyler has served as our non-executive Chairman of the Board since August 2022, our director since April 2016 and is our Lead Independent Director. From April 2016 to August 2022, he served as our Vice Chairman of the board of directors. He currently serves as a director of Twin Vee PowerCats Co., a Nasdaq-listed designer, manufacturer, distributor, and marketer of power sport catamaran boats based in Fort Pierce, Florida for over 27 years, where he also serves as Chairman of the audit committee, and a director of ForzaX1, Inc, a Nasdaq-listed developer of electric sport boats with a mission to inspire the adoption of sustainable recreational boating, where he also serves as Chairman of the audit committee. Mr. Schuyler is also senior managing director at CornerStone Partners, a full-service institutional CIO and investment office located in Charlottesville, Virginia, with approximately $13 billion under management. Prior to joining CornerStone Partners in 2006, he held various positions with McKinsey & Company, Louis Dreyfus Corporation and The Nature Conservancy. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital, the US Endowment for Forestry and Communities, and Stone Barns Center. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC.

We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Board Composition and Election of Directors

Our board of directors consists of seven members: Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, Kevin Schuyler, Cary Claiborne, and William Stilley. Our board of directors has undertaken a review of its composition and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, and Kevin Schuyler is “independent” under the applicable rules of the SEC and Nasdaq and that Mr. Stilley is not “independent” as defined under such rules. In making such determination, our board of directors considered the relationship that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Messrs. Claiborne and Stilley are not independent directors under these rules because they our Chief Executive Officer and President and our Chief Executive Officer of Purnovate, respectively and Mr. Goodman is not an independent director due to the consulting arrangement that we entered into with him in March 2023.

Corporate Governance

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. From time to time, the Board of Directors may also establish ad hoc committees to address particular matters.

Audit Committee

The members of our Audit Committee are Messrs. Schuyler, Newman, and Anderson each of whom has been determined by our board of directors to be independent under applicable Nasdaq and SEC rules and regulations. Mr. Schuyler is the chair of the Audit Committee. Our Audit Committee’s responsibilities include, among others:

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Gilliland, and Schuyler, each of whom has been determined by our board of directors to be independent under current Nasdaq rules. Mr. Gilliland is the chair of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee’s responsibilities include, among others:

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2022 and 2021 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary		Bonuses		Option & Stock Award(s)		All Other Compensation		Total
Cary Claiborne	2022	$356,722		$—	(1)	$600,862	(2)	$58,354	(3)	$1,015,938
Chief Executive Officer and Member of the Board of Directors	2021	$15,200	(4)	$—		$447,650	(5)	$3,913	(6)	$466,763

Joseph A. M. Truluck	2022	$267,500		$—	(7)	$162,920	(8)	$12,200	(9)	$442,620
Chief Financial Officer	2021	$248,750		$45,500	(10)	$316,435	(11)	$13,839	(12)	$624,524

William B. Stilley	2022	$363,611		$—	(13)	$166,666	(14)	$61,299	(15)	$591,576
Executive Vice President, Member of the board of Directors, and Chief Executive Officer of Purnovate, Inc.	2021	$408,750		$114,800	(16)	$632,870	(17)	$71,436	(18)	$1,227,856

(1)	According to the terms of Mr. Claiborne’s executive agreement, he is eligible to receive a bonus of 40% of his base salary for service as CEO during 2022. The Company has accordingly recognized $180,000 in accrued expenses associated with Mr. Claiborne’s service for the year ended December 31, 2022. However, at the date of this filing, no bonus for 2022 has been paid and the amount of any such bonus to be paid in the future remains at the discretion of the Board of Directors.

(2)	Includes the value of 1,000,000 shares issued on August 18, 2022 on accession as CEO with a market value on issue of $0.59 per share. Also includes the fair value of 6,667 options to purchase shares of common stock at an exercise price of $1.63 per share issued for service as a director on November 2, 2021 at a fair value of $2.53 per option. All options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(3)	Includes (i) the payment of $20,433 of medical and dental insurance premiums, (ii) $12,200 of matched 401(k) contributions, $24,913 cash fee for services as a Director, and (iv) $808 of reimbursed telephone expenses.

(4)	Mr. Claiborne began his service as COO on December 8, 2021.

(5)	Includes the fair value of 60,000 options to purchase shares of common stock at an exercise price of $3.15 per share issued for service as a director on November 2, 2021 at a fair value of $2.53 per option and 130,000 options to purchase shares of common stock at an exercise price of $2.64 per share issued on December 7, 2021 at a fair value of $2.28 per option. All options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	All other compensation for Mr. Claiborne is comprised of cash fee for services as a Director of $3,913.

(7)	According to the terms of Mr. Truluck’s executive agreement, he is eligible to receive a bonus of 25% of his base salary for service as CEO during 2022. The Company has accordingly recognized $67,500 in accrued expenses associated with Mr. Truluck’s service for the year ended December 31, 2022. However, at the date of this filing, no bonus for 2022 has been paid and the amount of any such bonus to be paid in the future remains at the discretion of the Board of Directors.

(8)	Includes the fair value of 100,000 options to purchase shares of common stock at an exercise price of $3.15 per share issued on February 23, 2022 at a fair value of $1.63 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(9)	Comprised of $12,200 in matched 401(k) contributions.

(10)	Consisting of a cash performance bonus payment of $45,500 fully earned in 2021 and paid in 2022.

(11)	Represents the fair value of 125,000 options to purchase shares of common stock at an exercise price of $3.11 per share issued on February 8, 2021 at a fair value of approximately $2.53 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(12)	Comprised of $13,839 in matched 401(k) contributions.

(13)	According to the terms of Mr. Stilley’s executive agreement, he is eligible to receive a bonus of 40% of his base salary for service as CEO during 2022. The Company has accordingly recognized $90,000 in accrued expenses associated with Mr. Stilley’s service for the year ended December 31, 2022. However, at the date of this filing, no bonus for 2022 has been paid and the amount of any such bonus to be paid in the future remains at the discretion of the Board of Directors.

(14)	Includes the value of 83,333 shares issued on February 23, 2022 with a market value on issue of $2.00 per share as a discretionary bonus. An additional 166,667 shares were originally granted on the same day at the same value per share but were cancelled on December 30, 2022 at Mr. Stilley’s will. Fair value computed in accordance with FASB ASC Topic 718.

(15)	Includes (i) the payment of $24,700 of medical and dental insurance premiums and HSA contributions, (ii) $8,702 of matched 401(k) contributions, $27,000 cash fee for services as a Director, and (iv) $897 of reimbursed telephone expenses.

(16)	Bonuses for Mr. Stilley were comprised of cash performance bonus payment of $114,800 earned in 2021 and paid in 2022.

(17)	Includes the fair value of 250,000 options to purchase shares of common stock at an exercise price of $3.11 per share issued on February 8, 2021 at a fair value of $2.53 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(18)	All other compensation for Mr. Stilley is comprised of (i) a contribution by our company to an HSA ($8,004); (ii) the payment by our company of insurance premiums including life, dental, vision ($28,245); (iii) matched 401(k) contributions ($11,187); and (iv) cash fee for services as a Director ($24,000).

Outstanding Equity Awards at Fiscal Year-End (December 31, 2022)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2022:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Cary Claiborne	25,000	35,000	(6)	$3.15	11/1/31
Chief Executive Officer and Member of the Board of Directors	46,944	83,056	(7)	$2.64	12/7/31
	2,037	4,630	(8)	2.00	2/23/22

Joseph Truluck	30,132	—	(1)	$5.70	6/30/2027
Chief Financial Officer	180,000	—	(2)	$3.39	3/9/2029
	188,889	11,111	(3)	$1.44	3/3/2030
	79,861	45,139	(5)	3.11	2/8/31
	30,556	69,444	(8)	2.00	2/23/22

William B. Stilley	57,471	—	(1)	$5.70	6/30/2027
Chief Executive Officer and Member of the Board of Directors	500,000	—	(2)	$3.39	3/9/2029
	434,444	25,556	(3)	$1.44	3/3/2030
	159,722	90,278	(5)	3.11	2/8/31

(1)	One thirty-sixth (1/36) of these options vested on the date of grant, June 30, 2017, with an additional one thirty-sixth vesting on the first day of each subsequent month. At the date of this filing, these grants are fully vested.

(2)	One thirty-sixth (1/36) of these options vested on the date of grant, March 9, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month. At the date of this filing, these grants are fully vested.

(3)	One thirty-sixth (1/36) of these options vested on the date of grant, March 3, 2020, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(4)	One thirty-sixth (1/36) of these options vested on the date of grant, March 25, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(5)	One thirty-sixth (1/36) of these options vested on the date of grant, February 8, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(6)	One thirty-sixth (1/36) of these options vested on the date of grant, November 2, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(7)	One thirty-sixth (1/36) of these options vested on the date of grant, December 7, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(8)	One thirty-sixth (1/36) of these options vested on the date of grant, February 23, 2022, with an additional one thirty-sixth vesting on the first day of each subsequent month.

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Claiborne, Truluck, and Stilley.

In connection with the appointment of Mr. Claiborne as Chief Operating Officer of the Company, we and Mr. Claiborne entered into a three-year employment agreement (the “Claiborne Employment Agreement”). Pursuant to the terms of the Claiborne Employment Agreement, Mr. Claiborne received an annual base salary of $304,000, had a target bonus opportunity equal to 25% of his base salary and devoted no less than 80% of his business time to the affairs of the Company. On August 22, 2022, Mr. Claiborne was appointed Chief Executive Officer by the Board of Directors, at which time his employment agreement was amended to increase his annual base salary to $450,000 and Mr. Claiborne agreed to devote substantially all his business time to the affairs of the Company. On execution of this agreement, Mr. Claiborne was also granted one million shares of common stock, said shares vesting monthly over a three year period. Mr. Claiborne’s annual salary is subject to increase at the discretion of the Board. The Board may, in its discretion, pay a portion of Mr. Claiborne’s annual bonus in the form of cash or equity or equity-based awards (or any combination thereof). Mr. Claiborne is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

Effective upon the closing of the initial public offering, we entered into a three -year employment agreement with Joseph Truluck to serve as our Chief Operating Officer and Chief Financial Officer (the “Truluck EA”), which agreement was amended on February 12, 2021 to extend the term of the agreement to March 31, 2026. Under the Truluck EA, Mr. Truluck devotes no less than 50% of his business time to the affairs of our company, which was increased to 75% on February 12, 2021. Pursuant to the terms of the Truluck EA, as amended on March 10, 2019 to increase his salary to $150,000 per annum and further amended on March 3, 2020 to increase his salary to ($170,000 per annum) and further amended on February 23, 2022, he receives an annual salary of $270,000 and has a target bonus opportunity equal 25% of his salary. Mr. Truluck’s annual salary is subject to increase at the discretion of our board of directors. Our board of directors may, in its discretion, pay a portion of Mr. Truluck’s annual bonus in the form of equity or equity -based compensation. Mr. Truluck is also subject to certain restrictive covenants, including a non -competition (applicable during employment and for 24 months thereafter), customer non -solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non -disparagement restrictions (applicable during employment and at all times thereafter).

Effective upon the closing of our initial public offering, we entered into a five -year employment agreement with Mr. Stilley to serve as our Chief Executive Officer, which agreement was amended on February 12, 2021 to extend the term of the agreement to March 31, 2026 (the “Stilley EA”). Under the Stilley EA, as amended on March 10, 2019 to increase his salary to $400,000 and further amended on February 12, 2021 and March 17, 2021, Mr. Stilley will receive an annual salary of $410,000 and has a target bonus opportunity equal to 40% of his salary. Mr. Stilley’s annual salary will be subject to increase at the discretion of our board of directors. On August 22, 2023, Mr. Stilley was appointed by the Board to be Chief Executive Officer of the Company’s wholly-owned subsidiary, Purnovate, Inc. At this time his employment agreement was amended to make his annual salary equal to $260,000, which is to be increased to $430,000 at such time as Purnovate’s cash on hand is equal to three million dollars or more. Our board of directors may, in its discretion, pay a portion of Mr. Stilley’s annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a Change of Control (as defined in the Stilley EA) occurs, Mr. Stilley’s annual bonus will be paid in cash. Mr. Stilley will also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

In the event that Mr. Claiborne’s, Mr. Truluck’s, or Mr. Stilley’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Employment Agreement), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months in the case of Mr. Claiborne, 6 months in the case of Mr. Truluck, and 12 months for Mr. Stilley, plus 12 months of COBRA premium reimbursement. If Mr. Stilley’s termination occurs within 60 days before or within 24 months following a Change of Control, then Mr. Stilley will be entitled to receive the same severance benefits as provided above except he will receive (a) a payment equal to two times the sum of his base salary and the higher of his target annual bonus opportunity and the bonus payment he received for the year immediately preceding the year in which the termination occurred instead of 12 months of base salary continuation and (b) 24 times the monthly COBRA premium for himself and his eligible dependents instead of 12 months of COBRA reimbursements (the payments in clauses (a) and (b) are paid in a lump sum in some cases and partly in a lump sum and partly in installments over 12 months in other cases). In addition, if Mr. Stilley’s employment is terminated by us without Cause or by the him for Good Reason, in either case, upon or within 24 months following a Change of Control, then he will be entitled to full vesting of all equity awards received by him from us (with any equity awards that are subject to the satisfaction of performance goals deemed earned at not less than target performance).

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

For purpose of each of the Claiborne EA, Truluck EA, and Stilley EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one -way driving distance by more than twenty -five (25) miles from the Executive’s then -current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Claiborne EA, Truluck EA, and Stilley EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the board of directors that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Claiborne EA, Truluck EA, and Stilley EA, “Change of Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the board of directors.

Consulting Agreements

On March 24, 2019, we entered into a three-year consulting agreement with Bankole Johnson. Dr. Johnson’s consulting agreement with us (the “Johnson Consulting Agreement”) provides that Dr. Johnson will serve as our Chief Medical Officer and devote 75% of his working time to our business and affairs and will receive: (i) an annual fee of $375,000 a year; (ii) a signing bonus of $250,000 (which he received); and (iii) an option to purchase 250,000 shares of our common stock. The shares of common stock underlying the option award vests pro rata on a monthly basis over a thirty-six month period. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $3.01 per share. On March 22, 2022, the agreement was extended for an additional three year term, to expire on March 21, 2025 and to be terminable by either party for any reason on 30 days notice. On September 8, 2022, the agreement was further amended to increase the annual fee due Dr. Johnson to $435,000 and to grant Dr. a number of bonuses in cash and equity, contingent on achieving certain milestones.

The Johnson Consulting Agreement may be terminated by us upon Dr. Johnson’s death, upon thirty days’ notice for a material breach of the Consulting Agreement by Dr. Johnson that can be cured, after notice of breach and failure to cure; upon notice for a breach of the Consulting Agreement by Dr. Johnson that cannot be cured; upon thirty days’ notice for any other cause.

On March 15, 2023, we entered into a nine month consulting agreement with Tony Goodman (the “Goodman Consulting Agreement”), one of our directors. Pursuant to the terms of the Goodman Consulting Agreement, Mr. Goodman is to receive a cash payment of $22,000 per month and will receive a grant of 100,000 shares of Common Stock upon consummation of a partnering transaction if such transaction is consummated prior to December 31, 2024.

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2022. Messrs. Claiborne and Stilley also served on our board of directors and received compensation as a result. The compensation for Messrs. Claiborne and Stilley as executive officers and Directors is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$38,000	—	$65,168	$—	—	—	$103,168
Robertson H. Gilliland, MBA	$35,000	—	$65,168	$—	—	—	$100,168
Tony Goodman	$59,000	—	$65,168	$—	—	—	$124,168
James W. Newman, Jr.	$41,000	—	$65,168	$—	—	—	$106,168
Kevin Schuyler, MBA, CFA	$43,000	—	$65,168	$—	—	—	$108,168

(1)	As of December 31, 2022, the following are the total outstanding number of option awards held by each of our non-employee directors, all awards having been made prior to January 1, 2023:

Name	Option Award (#)
J. Kermit Anderson	145,580
Robertson H. Gilliland, MBA	145,580
Tony Goodman	176,160
James W. Newman, Jr.	145,580
Kevin Schuyler, MBA, CFA	145,580

Directors receive cash compensation for their service as directors, including service as members of each committee on which they serve.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of directors, which plan was amended on February 12, 2021 with respect to directors’ compensation, which plan remained in effect in 2022:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$30,000	$16,000	$11,000	$8,000
Member	$24,000	$8,000	$6,000	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Principal Stockholders Table.

The following table sets forth certain information, as of March 27, 2023, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of March 27, 2023, we had 28,516,564 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before May 26, 2023, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 1001 Research Park Blvd., Suite 100, Charlottesville, Virginia 22911.

Name and address of beneficial owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and named executive officers
Cary J. Claiborne (Chief Executive Officer, President, and Director)(1)	1,201,296	4.20%
Joseph Truluck (Chief Financial Officer)(2)	665,365	2.29%
William B. Stilley, III (Executive Vice President, Director and CEO of Purnovate, Inc.)(3)	2,551,629	8.49%
J. Kermit Anderson (Director)(4)	114,469	*
Robertson H. Gilliland, MBA (Director)(5)	114,469	*
Bankole Johnson, DSc, MD (Chief Medical Officer)(6)	856,199	2.97%
James W. Newman, Jr. (Director)(7)	883,118	3.04%
Kevin Schuyler, CFA (Director)(8)	274,505	*
Tony Goodman (Director)(9)	144,137	*

All current executive officers and directors as a group (9 persons)(10)	6,805,187	21.22%

*	less than 1%

(1)	Comprised of 1,100,000 shares of common stock and an option to purchase 101,296 shares of common stock which will vest within 60 days of March 27, 2023, which shares were part of total option grants to purchase 196,667 shares of our common stock.

(2)	Comprised of 107,639 shares of our common stock. The number of shares also includes 5,927 warrants to purchase shares of common stock at an exercise price of $6.25 per share. Includes option to purchase 551,799 shares of common stock, which will vest within 60 days of March 27, 2023, which shares were part of a total option grant to purchase 635,132 shares of our common stock.

(3)	Includes (i) 687,729 shares of common stock, a warrant to acquire 10,829 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 36,800 shares of our common having an exercise price of $5.00 per share, a warrant to acquire 5,452 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,827 shares of our common stock having an exercise price of $6.25 per share; (ii) 333,250 shares of common stock, and a warrant to acquire 9,824 shares of our common stock having an exercise price of $7.63 per share owned by Mr. Stilley and his wife Anne T. Stilley. Does not include (x) 5,580 shares of our common stock owned by the Meredith A. Stilley Trust dtd 11/23/2010; (y) 5,580 shares of our common stock owned by the Morgan J. Stilley Trust dtd 11/23/2010; and (z) 5,580 shares of our common stock owned by the Blair E. Stilley Trust dtd 11/23/2010. The trusts are for the benefit of Mr. Stilley’s children and Mr. Stilley is not the trustee. Mr. Stilley disclaims beneficial ownership of these shares except to the extent of any pecuniary interest he may have in such shares. The number of shares reported for Mr. Stilley represents the number of shares he and the trusts received in connection with the corporate conversion/reincorporation and subsequent stock issuances. Includes option to purchase 1,261,918 shares of common stock which will have been vested within 60 days of March 27, 2023, which shares were part of total option grants to purchase 1,367,474 shares of our common stock. Of the shares of common stock listed above, 201,109 held by Mr. Stilley and his wife Anne T. Stilley that were issued to them in connection with the acquisition of Purnovate, LLC are subject to a lock-up and are held in escrow as collateral to secure certain of our rights in connection with the acquisition agreement until the earlier of two (2) year anniversary of the closing of the acquisition or on the termination date of Mr. Stilley’s employment if termination is by us without cause.

(4)	Includes option to purchase 114,469 shares of common stock which will vest within 60 days of March 27, 2023, which shares were part of total option grants to purchase 145,580 shares of our common stock.

(5)	Includes option to purchase 114,469 shares of common stock which will vest within 60 days of March 27, 2023, which shares were part of total option grants to purchase 145,580 shares of our common stock.

(6)	Includes (i) 148,246 shares of our common stock, owned by En Fideicomiso De Mi Vida 11/23/2010 (Trust); (ii) 93,000 shares of our common stock owned by En Fidecomiso de Todos Mis Suenos Grantor Retained Annuity Trust dated June 27, 2017; (iii) 201,055 shares of our common stock, a warrant to purchase 3,275 shares of our common stock having an exercise price of $7.63, warrants to purchase 39,714 shares of our common stock having an exercise price of $6.25, a warrant to purchase 17,600 shares of our common stock having an exercise price of $5.00 per share, all owned directly by Bankole A. Johnson; (iv) 22,320 shares of our common stock owned by En Fideicomiso De Mis Suenos 11/23/2010 (Trust); (v) 10,090 shares of our common stock owned by De Mi Amor 11/23/2010 (Trust); (vi) an aggregate of 9,300 shares of our common stock owned by Efunbowale Johnson, Ade Johnson, Lola Johnson, Lina Tiouririne, and Aida Tiouririne from whom Dr. Johnson has an voting proxy, (vi) 40,463 shares of our common stock owned by Medico-Trans Company, LLC. Medico-Trans Company, LCC is controlled by Bankole Johnson. Dr. Johnson is the Trustee of each Trust. Includes option to purchase 271,136 shares of common stock which will have been vested within 60 days of March 27, 2023, which shares were part of total option grants to purchase 290,580 shares of our common stock.

(7)	Includes (i) 152,963 shares of common stock, a warrant to purchase 5,415 shares of our common stock having an exercise price of $.0054 per share, a warrant to purchase 4,974 shares of our common stock having an exercise price of $7.63 per share, a warrant to acquire 205,715 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 92,000 shares of common stock having an exercise price of $5.00 per share, all owned by Virga Ventures, LLC; (ii) 41,160 shares of our common stock, a warrant to acquire 29,931 shares of our common stock at an exercise price of $6.25 per share and a warrant to acquire 2,372 shares of our common stock having an exercise price of $7.63 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 50,221 shares of our common stock, a warrant to acquire 1,186 shares of our common stock having an exercise price of $7.63 per share and a warrant to acquire 45,178 shares of our common stock having an exercise price of $6.25 per share, and a warrant to acquire 20,000 shares of our common stock having an exercise price of $5.00 per share, all owned by Ivy Cottage Group, LLC.; (iv) 34,475 shares of our common stock, a warrant to acquire 2,707 shares of our common stock having an exercise price of $.0054 per share, a warrant to acquire 708 shares of our common stock having an exercise price of $7.63 per share, all owned by Rountop Limited Partnership, LLP; (v) 34,644 shares of common stock, and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share held in a Roth IRA for the benefit of Mr. Newman; (vi) 20,000 shares of common stock, and a warrant to acquire 10,000 shares of common stock having an exercise price of $6.25 per share, all owned directly by Mr. Newman, and (vii) 5,000 shares of common stock owned by Courtney Newman, daughter of Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes option to purchase 114,469 shares of common stock which will vest within 60 days of March 27, 2023, which shares were part of total option grants to purchase 145,580 shares of our common stock.

(8)	Includes (i) 3,042 shares of our common stock, and a warrant to acquire 1,963 shares of our common stock at an exercise price of $.0054 per share, and a warrant to acquire 1,172 shares of common stock at exercise price of $7.63, owned by Carolyn M. Schuyler, Mr. Schuyler’s wife, (ii) warrant to acquire 1,010 shares common stock at exercise price of $.0054 per share and warrant to acquire 8,649 shares common stock at exercise price of $7.63 per share, all owned by the Kevin William Schuyler 2020 Irrevocable Perpetuities Trust, for which Mr. Schuyler’s wife Carolyn M. Schuyler, is trustee, and (iii) 144,200 shares of common stock, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes option to purchase 114,469 shares of common stock which will vest within 60 days of March 27, 2023, which shares were part of total option grants to purchase 145,580 shares of our common stock.

(9)	Includes 8,755 shares of our common stock, and a warrant to acquire 7,000 shares of our common stock having an exercise price of price of $6.25 per share issued upon consummation of our initial public offering. Mr. Goodman has also been granted an option to purchase 176,160 shares of our common stock, of which 128,382 are vested and exercisable within 60 days of March 27, 2023.

(10)	Includes all of the directors, all of the named executive officers and Dr. Johnson.

Changes In Control

None.

Equity Compensation Plan Information

See Part I, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Related-Party Transactions

The following is a summary of transactions since January 1,

On October 5, 2021, we released 200,000 shares of our common stock and 150,000 warrants, expiring July 31, 2023 and exercisable at $6.25 per share, beneficially owned by Dr. Bankole Johnson, from a Lock-Up Agreement by and between us and Dr. Johnson, dated December 12, 2019, as amended, and the related Pledge and Security Agreement, by and between us and Dr. Johnson, dated December 12, 2019, to permit the sale of such shares and warrants to Bespoke Growth Partners, Inc. in a private transaction.

Grant Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2022, no grant funding that would result in a payment to the Plan Participant had been obtained.

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

William B. Stilley, our then President and Chief Executive Officer and a member of its board of directors, and James W. Newman, a member of our board of directors, were Members or Purnovate and received $100,554 and $1,865 of the cash consideration and 201,109 and 3,731 shares of our common stock from the Acquisition. As previously stated, Mr. Stilley is subject to a two (2) year lock up with respect to the sale and transfer of the Stock Consideration that he received so long as his employment has not been terminated by us without cause prior to the end of such two (2) year period. Mr. Stilley owns approximately 28.7% of the membership interest of Purnovate and Mr. Newman controls two entities that, together, own less than 1% of the membership interests of Purnovate.

Related Party Share Purchase Agreements

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

Purnovate Option Agreement

On January 27, 2023, the Company and Adenomed LLC (“Buyer”) entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Agreement (the “Option Term”) for Buyer or its designated affiliate to acquire all of the assets of Purnovate, a wholly owned subsidiary of the Company. William Stilley, a director and Executive Vice President of the Company and Chief Executive Officer of Purnovate, serves as the President of Buyer and is the principal stockholder of Buyer. As consideration for the Option Agreement, the Company and Mr. Stilley entered into an amendment to Mr. Stilley’s employment agreement, as amended (the “Stilley Amendment”), that (i) deleted the provision of the employment agreement that provided that the termination by Mr. Stilley of his employment on or before February 22, 2023 shall be deemed to be a termination by him for good reason and (ii) added a provision to the employment agreement providing that Mr. Stilley will not serve on a full time basis for the Company and may provide services to other businesses including Buyer. The Option Agreement also provides that the Buyer may elect to acquire all of the equity of Purnovate from the Company instead of purchase all of the assets of Purnovate.

The Buyer has the right to extend the Option Term for an additional thirty (30) consecutive day period by the payment of One Hundred Thousand Dollars ($100,000) to the Company prior to the end of the original Option Term, and Buyer may also extend the Option Term for another thirty (30) consecutive day period by the payment of Fifty Thousand Dollars ($50,000) to the Company prior to the end of the extended Option Term.

The Buyer has the right to exercise the Option by paying a cash exercise price of $150,000. Upon exercise of the Option, the Company will transfer to and Buyer will assume liabilities of Purnovate, including: (i) trade payables incurred for services or purchases by Purnovate exclusively for its research operations; (ii) any unpaid salaries of personnel on Purnovate’s payroll; and (iii) the lease for 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901 (as modified). All other Purnovate liabilities, shall be retained by, or transferred to, the Company and any amounts owed by Purnovate to Company will be extinguished. The Company will be reimbursed by Buyer for any Purnovate expenditures incurred and paid commencing December 2022, to be paid within thirty (30) days of execution of the final acquisition agreement, and will hold a security interest in the assets of Buyer until the expense reimbursement is paid in full and the equity in Buyer described below is issued to Company.

The Option Agreement sets forth the terms of the definitive acquisition agreement to be negotiated in good faith by the parties after exercise of the Option which include: (i) a cash payment of $300,000 upon the completion of the definitive acquisition agreement (in additional to the option exercise fee); (ii) the issuance by Buyer to Company of 19.99% of the equity of Buyer within thirty (30) days of execution of the final acquisition agreement (such 19.99% to be subject to anti-dilution protection until the Buyer has raised $4,000,000); (iii) the assumption by Buyer of the obligations of Company under that certain Equity Purchase Agreement by and among Company, Purnovate, the members of Purnovate, and Robert D. Thompson as the member’s representative, dated December 7, 2020 and amended January 25, 2021 (the “PNV EPA”); (iv) the assumption by Buyer of the obligations of Company under that certain Employment Agreement, dated July 31, 2018, as amended, by and between Company and William Stilley; (v) a low, single digit royalty payments on net sales; (vi) cash payments of up to approximately $11 million in development and approval milestones for each compound after payments to the prior members of Purnovate pursuant to the PNV EPA; and (vii) cash payments of up to an aggregate of $50,000,000 upon the achievement of certain commercial milestones.

The Option Agreement was approved by the Company’s Board of Directors and by a committee of the Company’s Board of Directors consisting solely of independent directors.

Orbytel Consulting Agreement

On October 24, 2022, we entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director, is the founder and principal of Keswick Group, LLC, therefor Orbytel was considered a related party.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services.

Marcum LLP serves as our independent registered public accounting firm. Marcum was preceded by Friedman LLP, which merged with Marcum LLP.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2022 and 2021 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Audit fees and expenses(1)	$204,995	$164,520
Taxation preparation fees	—	—
Audit related fees	—	—
Other fees	—	—
	$204,995	$164,520

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Option Agreement for the Acquisition of Purnovate, Inc. by Adenomed, LLC dated as of January 27, 2023 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-38323), filed with the Securities and Exchange Commission on March 28, 2022)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4+	Option Agreement between ADial Pharmaceuticals, L.L.C and Tony Goodman, effective July 1, 2017 (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5+	Grant Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.6+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.7+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.9	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to Exhibit 4.20(a) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.10	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to Exhibit 4.20(b) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.11	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.12	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.13	Form of Warrant (Incorporated by reference to Exhibit 4.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.14	Form of Unit Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on September 10, 2018)
4.15	Form of $5.00 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on November 14, 2018)

4.16	Form of $6.25 Warrant to purchase common stock, dated November 12, 2018 (Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on November 14, 2018)
4.17	Description of Securities (Incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 22, 2021)
4.18	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 12, 2020)
4.19	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
4.20	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
4.21	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 24, 2023)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective October 21, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective May 18, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective March 27, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.5+	Form of Employment Agreement between the Company and William B. Stilley, III (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6+	Form of Employment Agreement between the Company and Joseph Truluck (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.7	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective August 15, 2017 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.9	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.10	Security Agreement dated June 6, 2018 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.11	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 19, 2018)
10.12+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William B. Stilley, III, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.13+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.14+	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 26, 2019)
10.15	Master Services Agreement and related statement of work, dated July 5, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 8, 2019)
10.16	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.17+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.18	Amendment to Statement of Work under Master Services Agreement dated December 12, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.19	Guaranty, dated December 12, 2019, executed by Dr. Bankole Johnson (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)

10.20	Pledge and Security Agreement, dated December 12, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.21	Lock-Up Agreement, dated December 12, 2019 between Adial Pharmaceuticals, Inc., Bankole A. Johnson and certain entities controlled by Bankole A. Johnson (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.22	Amendment No. 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 31, 2019)
10.23+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 6, 2020)
10.24	Lock-Up Agreement Extension and Right of First Refusal dated August 19, 2020 to Lock-Up Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 25, 2020)
10.25+	Amendment No. 2 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-38323, filed with the Securities and Exchange Commission on July 21, 2020)
10.26	Common Stock Purchase Agreement, dated as of November 18, 2020, by and between Adial Pharmaceuticals, Inc. and Keystone Capital Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 24, 2020)
10.27	Registration Rights Agreement, dated as of November 18, 2020, by and between Adial Pharmaceuticals, Inc. and Keystone Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 24, 2020)
10.28	Equity Purchase Agreement, dated December 7, 2020, by and among Adial Pharmaceuticals, Inc., Purnovate, LLC, the members of Purnovate, LLC and Robert D. Thompson, as member representative (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 10, 2020)
10.29+	Offer Letter, dated December 14, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 17, 2020)
10.30	Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp. as successor-in interest to Purnovate, LLC, and Robert D. Thompson, as member representative, to the Equity Purchase Agreement, dated December 7, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2021)
10.31	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 15, 2021)
10.32	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 15, 2021)
10.33+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.34+	Amendment to Executive Employment Agreement with Joseph Truluck, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.35+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of March 17, 2021 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.36	Lockup Agreement Extension executed Dr. Bankole Johnson, dated April 5, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 9, 2021)
10.37	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 9, 2021)
10.38	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 9, 2021)

10.39+	Amendment No. 3 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 29, 2021)
10.40	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2021)
10.41	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2021)
10.42+	Employment Agreement between Adial Pharmaceuticals, Inc. and Cary Claiborne, dated as of December 7, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 9, 2021)
10.43	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.44	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.45+#	Amendment, dated March 22, 2022, to Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-38323), filed with the Securities and Exchange Commission on March 28, 2022)
10.46	Amendment to Employment Agreement, dated as of August 22, 2022, between Adial Pharmaceuticals, Inc. and Cary J. Claiborne (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 23, 2022)
10.47	Amendment to Employment Agreement, dated as of August 22, 2022, between Adial Pharmaceuticals, Inc. and William B. Stilley (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 23, 2022)
10.48*	Amendment, dated September 8, 2022, to Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole A. Johnson, dated March 24, 2019, as amended on March 22, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 13, 2022)
10.49	Amendment No. 4 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 13, 2022)
10.50	Amendment 6 to Employment Agreement effective as of the January 27, 2023 by and between Adial Pharmaceuticals, Inc. and William B. Stilley, III (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023)
21.1#	List of Subsidiaries of Adial Pharmaceuticals, Inc.
23.1#	Consent of Friedman LLP
23.2#	Consent of Marcum LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Instance Document.
104	Inline XBRL Taxonomy Extension Schema Document.

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
*	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The redacted information has been marked by brackets as [***]. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2023.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ Cary Claiborne
Name:	Cary Claiborne
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cary Claiborne and Joseph Truluck, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary Claiborne	Chief Executive Officer and President
Cary Claiborne	(Principal Executive Officer)	March 30, 2023

/s/ Joseph M. Truluck	Chief Financial Officer
Joseph M. Truluck	(Principal Financial and Accounting Officer)	March 30, 2023

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Chairman of the Board of Directors	March 30, 2023

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	March 30, 2023

/s Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	March 30, 2023

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	March 30, 2023

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	March 30, 2023

/s/ William B. Stilley
William B. Stilley	Member of the Board of Directors	March 30, 2023