Form 10-Q
period 2023-03-31
ADIAL PHARMACEUTICALS, INC.
filed 2023-05-12
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of common stock outstanding as of May 12, 2023 was 28,516,564.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (“2022 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,312,594	$4,001,794
Prepaid research and development	428,700	428,700
Prepaid expenses and other current assets	223,356	349,441
Total Current Assets	2,964,650	4,779,935

Fixed Assets, net	48,492	50,424
Intangible assets, net	4,336	4,477
Acquired in-process research and development	455,000	455,000
Right-to-use Asset	180,229	193,997
Goodwill	248,971	248,971
Total Assets	$3,901,678	$5,732,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$530,141	$393,834
Accrued expenses	1,184,338	1,154,817
Accrued expenses, related party	21,020	175,000
Lease liability, current	58,751	56,828
Other current liabilities	3,638	10,387
Total Current Liabilities	1,797,888	1,790,866

Long-term Liabilities:
Contingent liabilities	506,000	492,000
Lease liability, non-current	135,045	150,547
Deferred tax liability	22,897	22,897
Total Liabilities	$2,461,830	$2,456,310

Commitments and contingencies – see Note 7

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 28,516,564 and 26,687,295 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	28,516	26,687
Additional paid in capital	67,991,699	66,924,338
Accumulated deficit	(66,580,367)	(63,674,531)
Total Stockholders’ Equity	1,439,848	3,276,494
Total Liabilities and Stockholders’ Equity	$3,901,678	$5,732,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
Research and development expenses	$676,435	$596,341
General and administrative expenses	2,244,293	2,462,613
Total Operating Expenses	2,920,728	3,058,954

Loss From Operations	(2,920,728)	(3,058,954)

Other Income
Gain (loss) on change in value of contingent liability	(14,000)	146,000
Interest income	28,892	5,115
Total Other Income	14,892	151,115

Loss Before Provision For Income Taxes	(2,905,836)	(2,907,839)
Benefit from income taxes	—	—

Net Loss	$(2,905,836)	$(2,907,839)

Net loss per share, basic and diluted	$(0.11)	$(0.13)

Weighted average shares, basic and diluted	26,463,559	23,151,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	26,687,295	$26,687	$66,924,338	$(63,674,531)	$3,276,494
Equity-based compensation - stock option expense	—	—	397,442	—	397,442
Equity-based compensation - stock issuances to consultants and employees	—	—	62,135	—	62,135
Sale of common stock, net of transaction costs	1,829,269	1,829	607,784	—	609,613
Net loss	—	—	—	(2,905,836)	(2,905,836)
Balance, March 31, 2023	28,516,564	$28,516	$67,991,699	$(66,580,367)	$1,439,848

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	20,946,712	$20,947	$54,429,979	$(50,943,115)	$3,507,811
Equity-based compensation - stock option expense	—	—	567,189	—	567,189
Equity-based compensation - stock issuances to consultants and employees	450,000	450	415,973	—	416,423
Sale of common stock and warrants, net of transaction costs	2,322,250	2,322	9,121,419	—	9,123,741
Net loss	—	—	—	(2,907,839)	(2,907,839)
Balance, March 31, 2022	23,718,962	$23,719	$64,534,560	$(53,850,954)	$10,707,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,905,836)	$(2,907,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	459,577	983,612
Depreciation of fixed assets	1,932	1,931
Amortization of intangible assets	141	141
Amortization of right-to-use asset	13,768	12,639
Change in fair value of contingent liability	14,000	(146,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	126,085	123,604
Accrued expenses	22,772	(682,099)
Accrued expenses, related party	(153,980)	—
Accounts payable	136,307	129,070
Change in operating lease liability	(13,579)	(11,812)
Net cash used in operating activities	(2,298,813)	(2,496,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	609,613	9,123,741
Net cash provided by financing activities	609,613	9,123,741

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,689,200)	6,626,988

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	4,001,794	6,062,173

CASH AND CASH EQUIVALENTS-END OF PERIOD	$2,312,594	$12,689,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (“Adial”) was converted from a limited liability company formed on November 23, 2010 under the name Adial Pharmaceuticals, LLC in the Commonwealth of Virginia to a corporation and reincorporated in Delaware on October 1, 2017. Adial is presently engaged in the development of medications for the treatment or prevention of addictions and related disorders.

Adial’s wholly owned subsidiary, Purnovate, Inc., was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate is a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. In January 2023, the Company entered into a 120 day exclusive option agreement for the sale of the Purnovate assets and related liabilities.

In June of 2022, the Company released data from its ONWARD™ Phase 3 pivotal trial of its lead compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. The Company has held meetings with the FDA and national medicines authorities in Europe to determine the path toward approval of AD04. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has held meetings with the FDA and various European national authorities to discuss, based on the recently announced results of its ONWARD Phase 3 trial, the appropriate next steps towards the expeditious development of AD04 and to seek product approval. The Company will analyze the results of these meetings once it has received written feedback from the regulatory agencies. The Company has also initiated a number of research and development projects associated with Purnovate, including Purnovate’s lead compound, PNV5030, for treatment of pain and potentially for treatment of cancer. In January 2023, the Company entered into a 120 day exclusive option agreement for the sale of the Purnovate assets and related liabilities. On May 8, this option was exercised for a fee of $450,000. Additional funds for the reimbursement of previously sunk Purnovate project costs are also expected. However, even with the receipt of the exercise fee and estimated expense reimbursement, the Company will not have sufficient cash on hand to fund its operations for the twelve months following the filing of these financial statements and will require additional capital to fund its operations. There is no certainty that the Company will be able to access additional capital on acceptable terms, if at all, with or without the option having been exercised. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to regulators concerning AD04, which would likely have a material adverse effect on the Company and its financial statements.

The Company’s continued operations will depend on its ability to raise additional capital through various sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

3 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the 2022 Form 10-K. The unaudited condensed consolidated financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

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

Significant items subject to such estimates and assumptions include the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials and pre-clinical activities, estimated fair values of long-lived assets used to assess the value of intangible assets, acquired in-process research and development (“IPR&D”), and goodwill, measurement of contingent liabilities, and income tax asset realization.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2023 and 2022 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three month periods ended March 31, 2023 and 2022 were as follows:

	Potentially Dilutive Common Shares Outstanding March 31,
	2023	2022
Warrants to purchase common shares	12,278,797	12,095,870
Common Shares issuable on exercise of options	4,316,977	4,146,977
Unvested restricted stock awards	916,666	236,112
Total potentially dilutive Common Shares excluded	17,512,440	16,478,959

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At March 31, 2023, the Company exceeded FDIC insurance limits by approximately $246,000 and held approximately $1.8 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with maturity dates less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2022, the Company did not exceed FDIC insurance limits but held approximately $3.8 million in non-FDIC insured cash equivalent investments.

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

Acquisition-Related Contingent Consideration

In connection with the Purnovate business combination, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. The Company determines the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of March 31, 2023, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 44% for regulatory and sales-based milestones.

March 31, 2023
Balance as of December 31, 2022	$(492,000)
Total losses recorded	(14,000)
Balance as of March 31, 2023	$(506,000)

4 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Clinical research organization services and expenses	$—	$123,386
Employee compensation	1,094,010	761,509
Pre-clinical and manufacturing expenses	43,106	197,306
Legal and consulting services	47,222	72,616
Total accrued expenses	$1,184,338	$1,154,817

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

See Note 7 for related party vendor, consulting, lease, and option agreements.

6 — SHAREHOLDERS’ EQUITY

Common Stock Issuances

On February 23, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor (the “Investor”) providing for the issuance of 1,829,269 shares of the Common Stock, par value $0.001 (the “Common Stock”). Pursuant to the 2023 Purchase Agreement, the Investor purchased the Shares for an aggregate purchase price of $750,000 with net proceeds of $609,613, after placement agent fees and expenses. Pursuant to the Purchase Agreement, an aggregate of 1,829,269 Shares were issued to the Investor.

The Company issued to the Placement Agent a warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 182,927 shares of common stock, representing 10% of the aggregate number of shares of Common Stock sold in the Registered Offering. The Placement Agent Warrants have an exercise price equal to $0.41 and are exercisable two months after the closing date and expire five years after the date of issuance.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. On October 13, 2022, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 9,500,000. At March 31, 2023, the Company had issued 2,248,326 shares and had outstanding 4,177,291 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 139,686 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 1,199,713 available for issue.

Stock Options

The following table provides the stock option activity for the three months ended March 31, 2023:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2022	4,316,977	7.21	$2.48	$1.91
Issued	—
Cancelled	—
Outstanding March 31, 2023	4,316,977	6.97	$2.48	$1.91
Outstanding March 31, 2023, vested and exercisable	3,498,695	6.65	$2.53	$1.93

At March 31, 2023, the intrinsic value total of the outstanding options was zero dollars.

During the three months ended March 31, 2023, no options to purchase shares of common stock were granted. As of March 31, 2023, $1,541,996 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 1.41 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Research and development options expense	$48,913	$76,390
Total research and development expenses	48,913	76,390
General and administrative options and warrants expense	348,529	490,799
Stock issued to consultants and employees	62,135	416,423
Total general and administrative expenses	410,664	907,222
Total stock-based compensation expense	$459,577	$983,612

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2022	12,168,159	3.04	$4.03	0.01
Issued	182,927	5.00	$0.41	0.00
Outstanding March 31, 2023	12,351,086	2.82	$3.97	0.01

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

During both the three months ended March 31, 2023 and 2022, the Company recognized $10,000 minimum license royalty expenses under this agreement, both of which were in accrued expenses, related party as of March 31, 2023 and 2022, respectively.

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

During the three months ended March 31, 2023, the Company acknowledged and paid the final milestone of $143,685 occurring with database transfer and recognized $20,299 in previously unaccrued expense associated with the Service Agreement 1, classified as a R&D expense. At March 31 2023, all milestones associated with Service Agreement 1 had been paid, and no further material CRO fee expenses associated with this agreement were expected.

Service Agreement 1 also estimated approximately $2.1 million (€2.2 million) in pass-through costs, mostly fees to clinical investigators and sites, which were billed as incurred and the total contingent upon individual site rate and enrollment rates. With clinical enrollment having ended, the Company has recorded approximately $3.5 million in site fees over the entire conduct of the trial and does not expect to record material additional site expenses.

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

The components of lease expense, which are included in general and administrative expense, based on the underlying use of the ROU asset, were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Components of total lease cost:
Operating lease expense	$18,207	$19,376
Short-term lease expense	—	—
Total lease cost	$18,207	$19,376

Supplemental cash flow information related to leases are as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18,018	$17,606

Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$—	$1,770

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2023	As of December 31, 2022
Assets
Lease right of use assets	$180,229	$193,997
Total lease assets	$180,229	$193,997

Liabilities
Current liabilities:
Lease liability - current portion	$58,751	$56,828
Noncurrent liabilities:
Lease liability, net of current portion	135,045	150,547
Total lease liability	$193,796	$207,375

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities are as follows:

	As of March 31, 2023	As of March 31, 2022
Weighted average remaining lease term (in years) - operating leases	2.83	3.83
Weighted average discount rate - operating leases	9.00%	9.00%

Future lease payments included in the measurement of lease liabilities on the condensed balance sheet as of March 31, 2023, for the following five fiscal years and thereafter were as follows:

Year ending December 31,	Operating Leases
2023 (remaining)	54,669
2024	75,231
2025	77,864
2026 and thereafter	6,508
Total Minimum Lease Payments	$214,272
Less effects of discounting	(20,476)
Present value of future minimum lease payments	$193,796

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement had an initial term of three years, which was extended in March 2022 for an additional three years, subject to earlier termination by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $108,750 and $93,750 in compensation expense in the years ended March 31, 2023 and 2022, respectively, associated with Dr. Johnson’s consulting agreement.

Consulting Agreement – Related Party

On October 24, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director, is the founder and principal of Keswick Group, LLC, therefor Orbytel was considered a related party. Statement of work #1 (“SOW #1”), executed with the MSA, committed the Company to $209,250 in payments. During the three months ended March 31, 2023, the Company recognized the remaining $57,750 in expenses under SOW #1.

Preclinical Research Agreement

On June 1, 2022, the Company entered into an agreement and scope-of-work (“SOW”) specification for research services with IIT Research Institute for a range of in vitro and preclinical safety studies of PNV5030, Purnovate’s lead drug candidate for treatment of pain and potentially cancer. The studies are intended to enable a submission of an Investigational New Drug application for PNV5030 to the FDA. In total, this agreement commits the Company to $1,409,000 in payments. An advance payment of $579,000 was due on execution of the agreement and SOW, which was made and booked as a pre-paid expense asset. In the three months ended March 31, 2023, the Company did not recognize any expenses associated with this agreement. At March 31, 2023, the Company recognized a $428,700 prepaid expense asset, reflecting the remaining deposit.

Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “MSA”) with the Keswick Group, LLC for provison of consulting services. Tony Goodman, a director, is the founder and principal of Keswick Group. Under the terms of this agreement, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. In addition, should the Company execute a material partnering agreement on or before December 15, 2023, Keswick Group will be granted 100,000 shares of common stock. In the three months ended March 31, 2023, the Company recognized $18,333 in expenses associated with this agreement, of which $11,020 is in accrued expenses, related party as of March 31, 2023.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 36 months. These agreements, in aggregate, commit the Company to approximately $1.1 million in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of March 31, 2023, the Company did not have any pending legal actions.

8 — SUBSEQUENT EVENTS

On May 8, 2023, Adovate LLC (formerly known as Adenomed LLC) (“Adovate”) exercised its option (the “Option”) under the Option Agreement for the Acquisition of Purnovate, Inc. by Adenomed, LLC, dated as of January 27, 2023 (the “Option Agreement”), to acquire all of the assets of Purnovate, Inc. (“Purnovate”). In connection with exercise of the Option, the Company received from Adovate a non-refundable option exercise fee and upfront payment of $450,000 and entered into an option exercise agreement with Adovate (the “Option Exercise Agreement”) providing that the exercise of the Option will be effective as of May 16, 2023 and that any Purnovate expenses incurred subsequent to May 16, 2023 will become the responsibility of Adovate.

Pursuant to the Option Agreement, the Company will be reimbursed by Adovate for any Purnovate expenditures incurred and paid commencing December 1, 2022, to be paid within thirty (30) days of execution of the final acquisition agreement, and will hold a security interest in the assets of Adovate until the expense reimbursement is paid in full and the equity in Adovate described below is issued to Company.

The Option Agreement sets forth the terms of the final acquisition agreement to be negotiated in good faith by the parties after exercise of the Option which include: (i) the issuance by Adovate to the Company of 19.99% of the equity of Adovate within thirty (30) days of execution of the final acquisition agreement (such 19.99% to be subject to anti-dilution protection until Adovate has raised $4,000,000); (ii) the assumption by Adovate of the obligations of Company under that certain Equity Purchase Agreement by and among Company, Purnovate, the members of Purnovate, and Robert D. Thompson as the member’s representative, dated December 7, 2020 and amended January 25, 2021; (iii) the assumption by Adovate of the obligations of the Company under that certain Employment Agreement, dated July 31, 2018, as amended, by and between Company and William Stilley; (iv) low, single digit royalty payments on net sales; (v) cash payments of up to approximately $11 million in development and approval milestones for each compound after payments to the prior members of Purnovate pursuant to the PNV EPA; and (vi) cash payments of up to an aggregate of $50,000,000 upon the achievement of certain commercial milestones.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2022 that we filed with the SEC on March 30, 2023 (the “2022 Form 10-K”). ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2022 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission (“SEC”).

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

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and in January 2023, we entered into an option agreement with Adenomed LLC (“Buyer”), pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Option Agreement for Buyer or its designated affiliate to acquire all of the assets of Purnovate and to assume related liabilities and expenses. We have been using Purnovate’s adenosine drug discovery and development platform to invent and develop novel chemical entities as drug candidates for large unmet medical needs.

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

We have incurred net losses in each year since our inception, including net losses of approximately $2.9 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. We had accumulated deficits of approximately $66.6 and $63.7 million as of March 31, 2023 and December 31, 2022, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

Financial Developments

On February 23, 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor providing for the issuance of 1,829,269 shares (the “Shares”) of our common stock, par value $0.001 (the “Common Stock”). Pursuant to the 2023 Purchase Agreement, the Investor purchased and we issued the Shares for an aggregate purchase price of $750,000 and net proceeds of approximately $610,000.

On April 12, 2023, we held a Special Meeting of Stockholders at which our stockholders approved an amendment to our Certificate of Incorporation, at the discretion of our Board of Directors (the “Board”), to effect a reverse stock split (the “Reverse Stock Split”) with respect to our issued and outstanding Common Stock, including stock held by the Company as treasury shares, at a ratio in the range of 1-for-2 to 1-for-50, with the ratio within such range to be determined at the discretion of the Board. At the date of this filing, the Board had not determined to effect a reverse stock split, but retained the option to do so at its discretion.

Results of operations for the three months ended March 31, 2023 and 2022 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended March 31,		Change
	2023	2022	(Decrease)
Research and development expenses	$676,000	$596,000	$80,000
General and administrative expenses	2,244,000	2,463,000	(219,000)
Total Operating Expenses	2,920,000	3,059,000	(139,000)

Loss From Operations	(2,920,000)	(3,059,000)	139,000

Gain (loss) on change of fair value of contingent liability	(14,000)	146,000	(160,000)
Interest Income	29,000	5,000	24,000
Total other income	15,000	151,000	(136,000)

Net Loss	$(2,905,000)	$(2,908,000)	$3,000

Research and development (“R&D”) expenses

Research and development expenses increased by $80,000 (13%) the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This modest increase was primarily due to a favorable impact of an accrual adjustment in the prior year period that decreased R&D expense by approximately $312,000 in the prior year and did not repeat this year. Excluding the impact of the prior year’s favorable accrual adjustment, research and development expense decreased by approximately $243,000, driven by decreases in AD04 manufacturing expenses of approximately $90,000 and R&D personnel compensation of approximately $82,000 associated with the wind down in AD04 trial activity. Further offset came from an approximately $196,000 decrease on Purnovate project expenses as we focused our efforts on AD04.

General and administrative expenses (“G&A”) expenses

General and administrative expenses decreased by $219,000 (9%) in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was driven by a substantial decrease in general and administrative equity compensation expense of approximately $497,000, resulting from decreased issuance of stock and options to executives and consultants in the three months ended March 31, 2023 relative to the three months ended March 31, 2022. This decrease was partially offset by modest increases in general and administrative employee cash compensation, including director compensation, of approximately $174,000, increases in direct patent expenses of approximately $67,000 resulting from patent annuity payments, and increased corporate legal expenses of approximately $31,000 for legal advice associated with the Purnovate option.

Change in Fair Value of Contingent Consideration

The income (loss) resulting from the change in the fair value of our contingent liability decreased by approximately $160,000 (110%) in the three months ended March 31, 2023 versus the three months ended March 31, 2022. In the three months ended March 31, 2022, we substantially revised our estimates of the time at which the events underlying these obligations were expected to take place, accounting for delays in Purnovate program development. No such revisions were necessary in the three months ended March 31, 2022, resulting in an earn-out expense of $14,000.

Total Other income

Total other income, excluding the income resulting from the change in the fair value of contingent consideration, increased by approximately $24,000 (480%) in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was entirely due to increased returns to the money market funds in which we keep our working capital with the general increase in interest rates.

Liquidity and capital resources at March 31, 2023

Our principal liquidity needs have historically been working capital, R&D, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we develop and eventually commercialize our compound, if approved. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate and if the option is not exercised and the assets of Purnovate are not sold, as we further develop Purnovate product candidates. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, private placements and our equity line, as well as other equity financings and the issuance of debt securities prior to that. On July 31, 2018, we closed our initial public offering.

On February 23, 2023, we entered into an equity purchase agreement with an accredited investor for the purchase of 1,829,269 shares of commons stock at at-the-market price of $0.41 per share in a registered direct offering. We realized expected net proceeds from the offering of approximately $610,000 after deducting fees due to the placement agent and our transaction expenses. We also issued the placement agent warrants to purchase 182,927 shares of common stock at an exercise price of $0.41 per share.

On May 8, 2023, we received notice of exercise and an exercise fee of $450,000 for exercise of the Purnovate option agreement from the holder of the option, Adovate, LLC. Further reimbursement of previously sunk costs from Adovate are expected. This exercise also transfers a number of our previous obligations to Adovate, including significant personnel expenses, and pre-clinical research and manufacturing contract obligations. Nonetheless, our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections. This raises considerable doubt about our ability to continue as a going concern. As of March 31, 2023, cash and cash equivalents were $2.3 million as compared to $4.0 million as of December 31, 2022. With Adovate’s option exercise, our cash burn rate is expected to be significantly reduced, which, together the with the cash exercise fee already received and an estimated $900,000 in additional expense reimbursements, is expected to maintain our operations without further funding into the first quarter of 2024. Nonetheless, we will require additional funding to continue development of AD04. There is no assurance that funds could be raised in that period on acceptable terms.

We will also require additional financing as we continue to execute our overall business strategy, including an estimated $8-12 million for a second phase three trial of AD04. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we would be required to delay, scale back or eliminate some or all of our research and development programs, including subsequent clinical trials of AD04, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

(rounded to nearest thousand)	For the Three Months Ended March 31,
	2023	2022
Provided by (used in)
Operating activities	$(2,299,000)	(2,497,000)
Financing activities	610,000	9,124,000
Net increase in cash and cash equivalents	$(1,689,000)	6,627,000

Net cash used in operating activities

Our operations used approximately $198,000 less cash in the three months ended March 31, 2023 than in March 31, 2022. This difference is consonant with the very small differences in net loss of approximately $3,000, comparing these periods, when the non-cash expense of stock based compensation decreased by approximately $524,000, non-cash income from the change in fair value to contingent liability decreased by $160,000, but use of cash to pay previously accrued expenses decreased by approximately $537,000.

Net cash provided by financing activities

Cash provided by financing activities decreased by approximately $8,514,000 in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. In the first quarter of 2022, we engaged in a large fundraising round to obtain sufficient cash for completion of our trial activities and the ramp up of Purnovate projects. In the first quarter of 2023, with a lower per share market value and reduced month to month cash needs, we determined to make a more modest financing.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, if any.

Critical Accounting Estimates

The preparation of the financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, our expected liquidity needs and expected future cash positions, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to prepaid research and development, accruals associated with third party providers supporting clinical trials, realization of income tax assets, as well as the fair value of stock-based compensation to employees and service providers. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our financial statements as they occur.

While our significant accounting policies are more fully described in Note 3 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q and in Note 3 to our financial statements included in our annual report on Form 10-K, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

R&D Expenses

Recognition and accrual of expenses associated with our clinical trial are dependent on the judgment of our contractors and subcontractors in their reporting and communication of information to us. Occurrence of certain fees to our clinical research organization, clinical trial sites, pre-clinical testing vendor, and subcontractors are tied to events, for which the determination of likelihood requires judgment both on our part and on the part of our contractors.

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

Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2022 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2022 Form 10-K.

We have incurred net losses every year and quarter since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of March 31, 2023, we had an accumulated deficit of approximately $66.6 million and as of December 31, 2022, we had an accumulated deficit of approximately $63.7 million.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the months ended March 31, 2023, we incurred a net loss of $2.9 million and used $2.3 million of cash in operations. During the year ended December 31, 2022, we incurred a net loss of $12,729,726 and used cash in operations of $11,185,985. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is a doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2023 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
4.1	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 24, 2023).
10.1	Option Agreement for the Acquisition of Purnovate, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023).
10.2	Amendment 6 effective January 27,2023to Employment Agreement by and between Adial Pharmaceuticals, Inc. and William B. Stilley, III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023).
10.3	Form of Securities Purchase Agreement(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 24, 2023)
10.4	Placement Agency Agreement dated February 23, 2023 by and between Adial Pharmaceuticals, Inc. and Jospeh Gunnar & Co., LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 24, 2023)
10.5	Form of Voting Agreement(Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 24, 2023)
10.6	Master Services Agreement between Adial Pharmaceuticals, Inc. and The Keswick Group, LLC(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21 2023)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	InlineXBRL Instance Document
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

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

Dated: May 12, 2023