Form 10-Q
period 2023-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2023-08-21
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of common stock outstanding as of August 18, 2023 was 1,217,981.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,218,206	$4,001,794
Purnovate sale payments receivable	737,276	—
Prepaid expenses and other current assets	91,369	349,441
Current assets of discontinued operations	—	428,700
Total Current Assets	2,046,851	4,779,935

Intangible assets, net	4,195	4,477
Equity method investment	1,727,897	—
Assets of discontinued operations	—	948,392
Total Assets	$3,778,943	$5,732,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$111,702	$276,410
Accrued expenses	324,411	963,327
Accrued expenses, related party	20,000	175,000
Other current liabilities	5,639	10,387
Current liabilities of discontinued operations	—	365,742
Total Current Liabilities	461,752	1,790,866

Long-term Liabilities:
Deferred tax liability	—	1,690
Long-term liabilities of discontinued operations	—	663,754
Total Liabilities	$461,752	$2,456,310

Commitments and contingencies – see Note 10

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 1,197,630 and 1,067,491 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,198	1,067
Additional paid in capital	68,808,556	66,949,958
Accumulated deficit	(65,492,563)	(63,674,531)
Total Stockholders’ Equity	3,317,191	3,276,494
Total Liabilities and Stockholders’ Equity	$3,778,943	$5,732,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development expenses	$429,896	$679,966	$795,512	$722,394
General and administrative expenses	1,047,499	2,563,844	2,950,658	4,984,963
Total Operating Expenses	1,477,395	3,243,810	3,746,170	5,707,357

Loss From Operations	(1,477,395)	(3,243,810)	(3,746,170)	(5,707,357)

Other Income (Expense)
Interest income	19,426	6,930	48,318	12,045
Other expenses	(51,901)	—	(51,901)	—
Total other income (expense)	(32,475)	6,930	(3,583)	12,045

Income (Loss) Before Provision For Income Taxes	(1,509,870)	(3,236,880)	(3,749,753)	(5,695,312)
Provision for income taxes	—	—	—	—
Loss from Continuing Operations	(1,509,870)	(3,236,880)	(3,749,753)	(5,695,312)
Income (loss) from discontinued operations, net of taxes, including gain on disposal of $2,662,074	2,597,674	(610,652)	1,931,721	(1,060,059)
Net Income (Loss)	$1,087,804	$(3,847,532)	$(1,818,032)	$(6,755,371)

Loss per share from continuing operations, basic and diluted	$(1.33)	$(3.33)	$(3.42)	$(6.10)
Income per share from discontinued operations, basic and diluted	$2.30	(0.63)	$1.76	$(1.14)
Net income (loss) per share, basic and diluted	$0.96	$(3.96)	$(1.66)	$(7.24)
Weighted average shares, basic and diluted	1,131,436	972,641	1,095,190	933,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	1,067,491	$1,067	$66,949,958	$(63,674,531)	$3,276,494
Equity-based compensation – stock option expense	—	—	397,442	—	397,442
Equity-based compensation – stock issuances to consultants and employees	—	—	62,135	—	62,135
Sale of common stock, net of transaction costs	73,144	73	609,540	—	609,613
Net loss	—	—	—	(2,905,836)	(2,905,836)
Balance, March 31, 2023	1,140,635	$1,140	$68,019,075	$(66,580,367)	$1,439,848
Equity-based compensation – stock option expense	—	—	310,263	—	310,263
Equity-based compensation – stock issuances to consultants and employees	48,580	49	427,268	—	427,317
Issuance of commitment shares	7,983	8	51,893	—	51,901
Warrant Exercise	432	1	57	—	58
Net income	—	—	—	1,087,804	1,087,804
Balance, June 30, 2023	1,197,630	$1,198	$68,808,556	$(65,492,563)	$3,317,191

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	837,868	$838	$54,450,088	$(50,943,115)	$3,507,811
Equity-based compensation – stock option expense	—	—	567,189	—	567,189
Equity-based compensation – stock issuances to consultants and employees	18,000	18	416,405	—	416,423
Sale of common stock and warrants, net of transaction costs	92,890	93	9,123,648	—	9,123,741
Net loss	—	—	—	(2,907,839)	(2,907,839)
Balance, March 31, 2022	948,758	$949	$64,557,330	$(53,850,954)	$10,707,325
Equity-based compensation – stock option expense	—	—	625,816	—	625,816
Equity-based compensation – stock issuances to consultants and employees	10,800	11	473,895	—	473,906
Warrants exercised	74,600	74	1,791	—	1,865
Net loss				(3,847,532)	(3,847,532)
Balance, June 30, 2022	1,034,158	$1,034	$65,658,832	$(57,698,486)	$7,961,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(3,749,753)	$(5,695,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,197,157	2,083,333
Issuance of commitment shares	51,901	—
Depreciation of fixed assets	282	282
Change in value of deferred tax liability	(1,690)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	258,072	195,447
Accrued expenses	(638,916)	(1,457,077)
Accrued expenses, related party	(155,000)	175,000
Accounts payable	(169,456)	(15,229)
Net cash used in continuing operating activities – continuing operations	(3,207,403)	(4,713,556)
Net cash used in discontinued operations	(985,856)	(1,317,588)
Net cash used in operating activities	(4,193,259)	(6,031,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase consideration received for sale of assets	800,000	—
Net cash used in investing activities – continuing operations	800,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	609,613	9,123,741
Proceeds from warrant exercise	58	1,865
Net cash provided by financing activities – continuing operations	609,671	9,125,606

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,783,588)	3,094,462

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	4,001,794	6,062,173

CASH AND CASH EQUIVALENTS-END OF PERIOD	$1,218,206	$9,156,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Equity consideration received for sale of Purnovate	$1,727,897	$—
Reimbursement receivable in connection with sale of Purnovate	$737,276	$—

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

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. On May 8, 2023, Adovate, LLC (“Adovate”), a Virginia limited liability company and related party sent a letter exercising its option effective May 16, 2023 for the purchase of the assets and business of the Company’s wholly owned subsidiary, Purnovate, Inc. and made payment of the $450,000 in fees due on exercise. On June 30, 2023, Adovate issued to us the equity due under the option exercise and we executed documents confirming the transfer of Purnovate’s business as described above, completing the sale. See Note 4 for additional information.

In July of 2022, the Company released data from its ONWARD™ Phase 3 pivotal trial of its lead compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. The Company has held meetings with the FDA and national medicines authorities in Europe to determine the path toward approval of AD04. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

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

The Company has held meetings with the FDA and various European national authorities to discuss, based on the announced results of its ONWARD Phase 3 trial, the appropriate next steps towards the expeditious development of AD04 and to seek product approval. In January 2023, the Company entered into a 120 day exclusive option agreement for the sale of the Purnovate assets and related liabilities. On May 16, this option was exercised for a fee of $450,000. On June 30, 2023, $350,000 in funds for the reimbursement of previously incurred Purnovate project costs were paid to the Company by the buyer of Purnovate, and an approximately $740,000 in additional reimbursements are expected. However, even with the receipt of the exercise fee and estimated completed expense reimbursement, the Company will not have sufficient cash on hand to fund its operations for the twelve months following the filing of these financial statements and will require additional capital to fund its operations. There is no certainty that the Company will be able to access additional capital on acceptable terms, if at all, with or without the option having been exercised. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to regulators concerning AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

Reverse Stock Split

On August 4, 2023, the Company effected a reverse stock split of its outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. As a result of the reverse split, the Company had 1,197,630 shares of common stock outstanding immediately after effecting the reverse split. The shares authorized for issue under the Company’s charter remained 50,000,000 common stock. All references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in these condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Significant items subject to such estimates and assumptions include the valuation of the equity method investment, the valuation of stock-based compensation, accruals associated with third party providers supporting clinical trials and pre-clinical activities, estimated fair values of long-lived assets used to assess the value of intangible assets, acquired in-process research and development (“IPR&D”), and goodwill, measurement of contingent liabilities, and income tax asset realization.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options and warrants to the extent dilutive. Basic and diluted net income and loss per share for the three and six months ended June 30, 2023 and 2022, were consistent, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect Loss per share from continuing operations for all periods presented.

The total potentially dilutive common shares that were excluded for the three and six month periods ended June 30, 2023 and 2022 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2023	2022
Warrants to purchase common shares	491,151	483,834
Common Shares issuable on exercise of options	208,902	167,279
Unvested restricted stock awards	33,333	8,611
Total potentially dilutive Common Shares excluded	733,386	659,724

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At June 30, 2023, the Company exceeded FDIC insurance limits by approximately $137,000 and held approximately $812,000 in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with maturity dates less than ninety days when purchased and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2022, the Company did not exceed FDIC insurance limits but held approximately $3.8 million in non-FDIC insured cash equivalent investments.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee.

Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s proportionate share of the equity method investee’s income or loss. The proportionate share of the income or loss from equity method investments is recognized on a lag.

Currently the Company is not obligated to make additional capital contributions for its equity method investments, and therefore only records losses up to the amount of its total investment, inclusive of other investments in and loans to the investee, which are not accounted for as equity method investments.

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

The fair value of cash and cash equivalents and accounts payable approximate their carrying value due to their short-term maturities. Financial instruments not recorded at fair value on a recurring basis include an equity method investment that has not be remeasured or impaired in the current period.

Recent Accounting Pronouncements

The FASB has recently issued various updates, most of which represented technical corrections to the accounting literature or application to specific industries. Management does not expect these updates to a have a material impact on the Company’s financial position, results of operations or cash flows.

4 — SALE OF PURNOVATE

On May 8, 2023, Adovate sent a letter exercising its option effective May 16, 2023 for the purchase of the assets and business of the Company’s wholly owned subsidiary, Purnovate, Inc. and made payment of the $450,000 in fees due on exercise. On June 30, 2023, Adovate issued to us the equity due under the option exercise and we executed documents confirming the transfer of Purnovate’s business as described above, completing the sale. The CEO, founder, and a major equity holder of Adovate is a current director and the former CEO of the Company.

Under the terms of the option agreement, on option exercise Adovate became liable for reimbursement of all Purnovate operating expenses incurred and paid after December 1, 2022, such reimbursement to be paid within thirty days of execution of the final acquisition agreement with the Company holding a security interest in the assets of Adovate until the expense reimbursement is paid in full. The Company estimated that, at option exercise, the total reimbursement due was approximately $1,090,000. On June 30, 2023, Adovate made a prepayment of $350,000 against the total reimbursement due, leaving approximately $740,000 in estimated reimbursements due. The Company expects the reimbursements due to be paid according to the option agreement in the third quarter of 2023. On June 30, 2023, Adovate issued to the Company a 19.9% equity stake in Adovate as part of consideration owed, which the Company valued at $1,727,897 (see Note 6). Consideration paid by Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. No value has been imputed to these contingent payments on the Company’s balance sheet, since it is at present less likely than not that such payments will ever be made. Total consideration paid or receivable was $3,265,173.

The assets, liabilities, and results of operations of Purnovate, Inc. have been classified as discontinued for purposes of these financial statements and have been retroactively reclassified for past periods.

The gain of sale of Purnovate has been classified as income from discontinued operation. The table below summarizes the sale:

Consideration:
Cash, including upfronts exercise payments and expense reimbursements prepaid	$800,000
Fair value of shares received	1,727,897
Expense reimbursements receivable	737,276
Total consideration	3,265,173

Assets sold:
Fixed assets, net of depreciation	48,492
In process R&D	455,000
Goodwill	248,971
Operating lease right-of-use asset	180,229
Deposits and prepaid expenses on assumed contracts	428,700
Total assets sold	1,361,392

Liabilities transferred:
Contingent liability	506,000
Lease liability	193,796
Payables and accrued liabilities	58,497
Liabilities transferred	758,293
Net assets sold	603,099

Gain on sale	2,662,074

5 — DISCONTINUED OPERATIONS

The business of the Company’s wholly owned subsidiary, Purnovate, Inc., was sold in the three months ended June 30, 2023 (see Note 4.). As a result, all the assets and liabilities and the operating results of Purnovate, Inc. have been classified as discontinued operations.

Assets and liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 are as follows;

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Prepaid research and development	—	428,700
Total Current Assets	—	428,700

Fixed Assets, net	—	50,424
Acquired in-process research and development	—	455,000
Right-to-use Asset	—	193,997
Goodwill	—	248,971
Total Assets	$—	$1,377,092

LIABILITIES
Current Liabilities:
Accounts payable	$—	$117,424
Accrued expenses	—	191,490
Lease liability, current	—	56,828
Total Current Liabilities	—	365,742

Long-term Liabilities:
Contingent liabilities	—	492,000
Lease liability, non-current	—	150,547
Deferred tax liability	—	21,207
Total Liabilities	$—	$1,029,496

Income from discontinued operations, net of tax for the three and six month periods ended June 30, 2023 and 2022 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development expenses	$(50,071)	$520,161	$260,748	$1,074,074
General and administrative expenses	114,297	66,491	455,431	107,985
Total Operating Expenses	64,226	586,652	716,179	1,182,059

Loss From Operations	(64,226)	(586,652)	(716,179)	(1,182,059)

Other Income (Expense)
Interest income (expense)	(174)	—	(174)	—
Change in value of contingent liability	—	(24,000)	(14,000)	122,000
Gain on sale	2,662,074	—	2,662,074	—
Total other income (expense)	2,661,900	(24,000)	2,647,900	122,000

Income (loss) before provision for income taxes	2,597,674	(610,652)	1,931,721	(1,060,059)
Provision for income taxes	—	—	—	—

Gain (loss) from discontinued operations, net of tax	$2,597,674	$(610,652)	$1,931,721	$(1,060,059)

6 — EQUITY METHOD INVESTMENTS

On June 30, 2023, Adovate, issued to the Company a 19.9% equity stake in Adovate as part of consideration owed upon the exercise of Adovate’s option to purchase the business and assets of the Company’s wholly owned subsidiary, Purnovate, Inc. (See Note 4.) Under the terms of the option agreement, Adovate is obligated to protect the Company against dilution by issuing additional equity to the Company in Adovate as Adovate equity is sold to maintain the Company’s 19.9% equity stake until such time as Adovate has raised $4 million through equity sales. The Company determined the fair value of this equity to be $1,727,897 at time of issue, based on the price of cash sales by Adovate of the same class of equity to third parties around the same time as the date of issue.

In accordance with ASC 810, the Company determined that Adovate does not qualify as a variable interest entity, nor does the Company have a controlling financial interest in Adovate. The Company has influence over, but does not control, Adovate through its equity interest in Adovate. The Company has determined that the equity it owns is in-substance common stock. The Company is not the primary beneficiary as it does not have the power to direct the activities of Adovate that most significantly impact Adovate’s economic performance. Accordingly, the Company does not consolidate the financial statements of Adovate with those of the Company.

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its condensed consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis and therefore, did not recognize any proportionate share of Adovate results of operations during the three and six months ended June 30, 2023. Adovate, which began substantial operations in May, 2023 and is a recently formed entity. The balance sheet information of Adovate as of June 30, 2023 is not available at the date of these statements. Adovate, as of June 30, 2023, had received $2.025 million in contributed capital. The Company is not aware of any material events or transactions relating to Adovate as of June 30, 2023 that would warrant impairment of the Company’s investment or additional disclosure or recognition in the Company’s condensed consolidated financial statements.

Activity recorded for the Company’s equity method investment in Adovate in the six months ended June 30, 2023 is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$—
Fair value of equity method investment at issue	1,727,897
Equity investment carrying amount at June 30, 2023	$1,727,897

At June 30, 2023, the Company’s maximum exposure to loss is limited to the Company’s equity investment in Adovate and its reimbursement receivable of $737,276.

7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Clinical research organization services and expenses	$—	$123,386
Employee compensation	276,705	761,509
Legal and consulting services	41,890	72,616
Pre-clinical and manufacturing expenses	5,816	5,816
Total accrued expenses	$324,411	$963,327

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

See Note 10 for related party vendor, consulting, lease, and option agreements.

9 — SHAREHOLDERS’ EQUITY

Standby Equity Purchase Agreement

On May 31, 2023, the Company entered into an Equity Purchase Agreement with Alumni Capital, LLC (“Alumni”). This agreement constituted a standby equity purchase agreement (a “SEPA”). Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Alumni up to $3,000,000 of newly issued shares, subject to increase to $10,000,000 at the option of the Company, at the Company’s request at any time during the commitment period, which commenced on May 31, 2023 and will end on the earlier of (i) December 31, 2024, or (ii) the date on which Alumni shall have made payment of advances requested by the Company totaling up to the commitment amount of $3,000,000. Each sale the Company requests under the SEPA (a “Purchase Notice”) may be for a number of shares of common stock with an aggregate value of up $500,000, and up to $2,000,000 provided certain conditions concerning the average daily trading value are met. The SEPA provides for shares to be sold to Alumni at 95% of the lowest daily volume weighted average price during the three days after a Purchase Notice is issued to Alumni. The Company determined that the SEPA contains put option elements and forward share issuance elements that fail to meet equity classification under ASC 815-40, Contracts in an Entity’s Own Equity; the put option is recorded at fair value at inception and each reporting date thereafter. Forward contracts to issue shares created on the occurrence of a Purchase Notice will be measured at fair value, with changes in fair value recognized in net loss upon closing of the Purchase Notice and sale of the Company’s stock.

Upon the Company’s entry into and subject to the terms and conditions set forth in the SEPA, 7,983 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the SEPA, as shown in the consolidated statement of shareholders’ equity. The fair value of these shares of $51,901 was recorded as a finance (other) expense in the consolidated statements of operations. At June 30, 2023, no Purchase Notices had been issued under the SEPA.

Common Stock Issuances

On February 23, 2023, the Company entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor (the “Investor”) providing for the issuance of 73,144 shares of the Common Stock, par value $0.001 (the “Common Stock”). Pursuant to the 2023 Purchase Agreement, the Investor purchased the Shares for an aggregate purchase price of $750,000 with net proceeds of $609,613, after placement agent fees and expenses. Pursuant to the Purchase Agreement, an aggregate of 73,144 Shares were issued to the Investor.

The Company issued to the Placement Agent a warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 7,317 shares of common stock, representing 10% of the aggregate number of shares of Common Stock sold pursuant to the Purchase Agreement. The Placement Agent Warrants have an exercise price equal to $10.25 and are exercisable two months after the closing date and expire five years after the date of issuance. The total estimated fair value of the Placement agent warrant was $58,540.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. On October 13, 2022, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 380,000. At June 30, 2023, the Company had issued 138,531 shares and had outstanding 203,312 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 5,587 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 38,157 available for issue.

Stock Options

The following table provides the stock option activity for the six months ended June 30, 2023:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2022	172,676	7.21	$62.00	$47.75
Issued	39,800		7.50	6.00
Cancelled	(3,577)		49.50	40.25
Outstanding June 30, 2023	208,899	7.44	$52.00	$40.00
Outstanding June 30, 2023, vested and exercisable	148,562	6.51	$62.50	$47.75

At June 30, 2023, the intrinsic value total of the outstanding options was zero dollars.

During the six months ended June 30, 2023, 39,800 options to purchase shares of common stock were granted with a total value of $243,157. As of June 30, 2023, $1,301,501 in unrecognized compensation expense will be recognized over a weighted average remaining service period of 2.25 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development options expense	40,636	52,438	89,549	128,828
Total research and development expenses	40,636	52,438	89,549	128,828
General and administrative options expense	269,627	573,378	618,156	1,064,177
Stock and warrants issued to consultants and employees	427,317	473,906	489,452	890,329
Total general and administrative expenses	696,944	1,047,284	1,107,608	1,954,506
Total stock-based compensation expense	$737,580	$1,099,722	$1,197,157	$2,083,334

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2022	486,726	3.04	$100.75	$0.25
Issued	7,317	5.00	10.25	0.00
Exercised	(433)		0.13	0.23
Outstanding June 30, 2023	493,610	2.56	$99.5	$0.00

10 — COMMITMENTS AND CONTINGENCIES

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

During both the six months ended June 30, 2023 and 2022, the Company recognized $20,000 minimum license royalty expenses under this agreement, both of which were in accrued expenses, related party as of June 30, 2023 and 2022, respectively.

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

During the six months ended June 30, 2023, the Company acknowledged and paid the final milestone of $143,685 occurring with database transfer and recognized $20,299 in previously unaccrued expense associated with the Service Agreement 1, classified as a R&D expense. At June 30, 2023, all milestones associated with Service Agreement 1 had been paid, and no further material CRO fee expenses associated with this agreement were expected.

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

Consulting Agreements – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement had an initial term of three years, which was extended in March 2022 for an additional three years, subject to earlier termination by either party with a 30 day notice, or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $108,750 and $217,500 in compensation expense in the three and six months ended June 30, 2023, respectively, and recognized $99,150 and $198,300 in compensation expense in the three and six months ended June 30, 2022, respectively, as a result of this agreement.

Consulting Agreement – Related Party

On October 24, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director of Company, is the founder and principal of Keswick Group, LLC, therefore Orbytel was considered a related party. Statement of work #1 (“SOW #1”), executed with the MSA, committed the Company to $209,250 in payments. During the six months ended June 30, 2023, the Company recognized the remaining $57,750 in expenses under SOW #1.

Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “MSA”) with the Keswick Group, LLC for provision of consulting services. Tony Goodman, a director, is the founder and principal of Keswick Group. Under the terms of this agreement, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. In addition, should the Company execute a material partnering agreement on or before December 15, 2023, Keswick Group will be granted 4,000 shares of common stock. In the six months ended June 30, 2023, the Company recognized $77,100 in expenses associated with this agreement.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 36 months. These agreements, in aggregate, commit the Company to approximately $412 thousand in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of June 30, 2023, the Company did not have any pending legal actions.

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

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and in January 2023, we entered into an option agreement with Adovate LLC (“Buyer”), pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Option Agreement for Buyer or its designated affiliate to acquire all of the assets of Purnovate and to assume related liabilities and expenses. On May 8, 2023, Adovate sent a letter exercising its option effective May 16, 2023 and made payment of the $450,000 in fees due on exercise. On June 30, 2023, Adovate issued to us the equity due under the option exercise and we executed documents confirming the transfer of Purnovate’s business as described above, completing the sale.

We have devoted the vast majority of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property.

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Quarterly Report on Form 10-Q, we have funded our operations primarily through the private and public placements of debt and equity securities and equity lines.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections.

We have incurred net losses in each year since our inception, including net losses of approximately $1.8 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively. We had accumulated deficits of approximately $65.4 and $63.7 million as of June 30, 2023 and December 31, 2022, respectively. Substantially all our operating losses resulted from costs incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

Recent Developments

Financial Developments

On April 12, 2023, we held a Special Meeting of Stockholders at which our stockholders approved an amendment to our Certificate of Incorporation, at the discretion of our Board of Directors (the “Board”), to effect a reverse stock split (the “Reverse Stock Split”) with respect to our issued and outstanding Common Stock, including stock held by the Company as treasury shares, at a ratio in the range of 1-for-2 to 1-for-50, with the ratio within such range to be determined at the discretion of the Board. On August 4, 2023, the Company effected the authorized reverse stock split of its outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. As a result of this split, the Company had 1,218,180 shares of common stock outstanding immediately after effecting the reverse stock split. The Company subsequently redeemed 199 fractional shares of common stock for $1,660.72, leaving 1,217,981 shares outstanding. The shares authorized for issue under the Company’s charter remained 50,000,000 common stock.

On May 31, 2023, we entered into a Purchase Agreement with Alumni Capital LP (“Alumni Capital”). Pursuant to the Purchase Agreement, we have the right to sell to Alumni Capital up to the lesser of (i) $3,000,000 of newly issued shares, subject to increase to $10,000,000 at our option. The timing of any sales are solely at our option and we are under no obligation to sell securities pursuant to this arrangement. Pursuant to the Purchase Agreement, we issued Alumni Capital 7,983 (post reverse split) shares of common stock as commitment shares. Under the applicable rules of the Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue to Alumni Capital under the Purchase Agreement more than 236,663 post reverse stock split (5,916,575 pre-reverse stock split) shares of our Common Stock (including the commitment shares, we issue to Alumni Capital), which represents 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap, provided further that the Exchange Cap does not apply to the extent the purchase price is equal to or exceeds the Minimum Price (as defined in the Purchase Agreement).

Results of operations for the three months ended June 30, 2023 and 2022 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended June 30,		Change
	2023	2022	(Decrease)
Research and development expenses	$430,000	$680,000	$(250,000)
General and administrative expenses	1,047,000	2,564,000	(1,517,000)
Total Operating Expenses	1,477,000	3,244,000	(1,767,000)

Loss From Operations	(1,529,000)	(3,244,000)	1,767,000

Interest income	19,000	7,000	12,000
Other expenses	(52,000)	—	(52,000)
Total other income (expenses)	(33,000)	7,000	(40,000)

Loss from continuing operations	$(1,510,000)	$(3,237,000)	$1,727,000
Loss from discontinued operations, net of tax	2,597,000	(611,000)	3,208,000
Net loss	1,087,000	(3,848,000)	4,935,000

Research and development (“R&D”) expenses

Research and development expenses decreased by $250,000 (37%) in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was driven partly by a reduction of approximately $96,000 in direct development costs of AD04 as trial activities, which were winding down in the second quarter of 2022, were no longer taking place in the second quarter of 2023, replaced by less expensive regulatory consultations and data analysis. In addition, a one-time accrual of a $155,000 for a royalty due the University of Virginia Patent Foundation took place in the second quarter of 2022.

General and administrative expenses (“G&A”) expenses

General and administrative expenses decreased by $1,517,000 (59%) in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was due to lower general and administrative non-equity compensation expenses of approximately $688,000 and lower general and administrative equity compensation expense of approximately $417,000, which were due to reduced bonus payments and headcounts. We also considerably reduced IR/PR expenses by approximately $145,000 and strategic consultant expense by $115,000, along with a number of other, smaller cost reductions.

Total Other income

Total other income decreased by approximately $40,000 in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was due to the expense of the issuance of commitment shares required to obtain our standby equity purchase agreement, which expense was only partially offset by increased average balance of funds held in our money market account, together with an increase in short term money market interest rates.

Gain (loss) from discontinued operations, net of tax

The gain from discontinued operations increased by approximately $3,208,000 (525%) in the three months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by the one-time gain of sale of approximately $2,662,000 recognized with the sale of Purnovate’s business, amplified by a net decrease of direct R&D expenses, such a lab supplies and preclinical testing, of approximately $217,000 with the transfer of Purnovate’s activities to Adovate after option exercise. Purnovate overhead such as rents and repair costs also decreased with the transfer of operation costs to Adovate in May, 2023. This decrease was augmented by a decrease of Purnovate personnel expenses of approximately $92,000, as Purnovate employees transferred to Adovate.

Due to the timing and availability of Adovate’s financial information, the Company will record its share of losses of Adovate, under the equity method of accounting, on a one quarter lag basis and therefore, did not recognize any proportionate share of Adovate results of operations during the three and six months ended June 30, 2023. Adovate, which began operations in May of 2023 and, as a recently formed entity, financial information of Adovate as of and for the three and six months ended June 30, 2023 is not available at the date of these statements.

Results of operations for the six months ended June 30, 2023 and 2022 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Six Months Ended June 30,		Change
	2023	2022	(Decrease)
Research and development expenses	$796,000	$722,000	$74,000
General and administrative expenses	2,951,000	4,985,000	(2,034,000)
Total Operating Expenses	3,747,000	5,707,000	(1,960,000)

Loss From Operations	(3,799,000)	(5,707,000)	1,960,000

Interest income	48,000	12,000	36,000
Other expense	(52,000)	—	(52,000)
Total other income (expenses)	(4,000)	12,000	(33,000)

Income (loss) from continuing operations	$(3,751,000)	(5,695,000)	1,944,000
Loss from discontinued operations, net of tax	1,932,000	(1,060,000)	2,992,000
Net income (loss)	1,819,000	(6,755,000)	4,936,000

Research and development (“R&D”) expenses

Research and development expenses increased by $74,000 (10%) in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was due to a substantial increase in direct development expenses of about $292,000 from increased use of regulatory consultants and final windup CRO fees associated in the second quarter of 2023 along with an increase in equity compensation of research and development employees of about $27,000; these increases were partially offset by reduced cash compensation of research and development employees of about $96,000 and a one-time accrual of a $155,000 royalty due the University of Virginia Patent Foundation that took place in the second quarter of 2022.

General and administrative expenses (“G&A”) expenses

General and administrative expenses decreased by $2,034,000 (41%) in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The primary driver of this decrease were significant reductions in equity compensation of approximately $914,000 and non-equity compensation of approximately $640,000 to general and administrative employees, which were due to reduced bonus payments and headcounts. We also considerably reduced IR/PR expenses by about $246,000, use of strategic consultants by $163,000, and reduced IT support expense by approximately $58,000.

Total Other income

Total other income decreased by approximately $40,000 in the three months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was due to the expense of the issuance of commitment shares required to obtain our standby equity purchase agreement, which expense was somewhat offset by increased average balance of funds held in our money market account, together with an increase in short term money market interest rates.

Loss from discontinued operations, net of tax

The income from discontinued operations increased by approximately $2,992,000 (282%) in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was driven by the one-time gain of sale of approximately $2,662,000 recognized with the sale of Purnovate’s business, amplified by a net decrease of direct R&D expenses, such a lab supplies and preclinical testing, of approximately $413,000 with the transfer of Purnovate’s activities to Adovate after option exercise, which was preceded by a reduction in R&D activity to conserve resources while Adovate obtained funds to exercise its option. Purnovate overhead such as rents and repair costs also decreased with the transfer of operation costs to Adovate in May, 2023. These decreases were somewhat offset by an increase in salary expenses of approximately $160,000, as additional personnel, particularly management, were added to Purnovate in preparation for its purchase.

Liquidity and capital resources at June 30, 2023

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

On February 23, 2023, we entered into an equity purchase agreement with an accredited investor for the purchase of 73,170 shares of commons stock at at-the-market price of $10.25 per share in a registered direct offering. We realized expected net proceeds from the offering of approximately $610,000 after deducting fees due to the placement agent and our transaction expenses. We also issued the placement agent warrants to purchase 7,317 shares of common stock at an exercise price of $10.25 per share.

On May 8, 2023, we received notice of exercise and an exercise fee of $450,000 for exercise of the Purnovate option agreement from the holder of the option, Adovate, LLC. On June 30, 2023 a prepayment of $350,000 was made by Adovate against its reimbursement obligations. Further reimbursement of previously incurred costs from Adovate of approximately $740,000 are expected. The exercise of the option also transfers a number of our previous obligations to Adovate, including significant ongoing personnel expenses, and pre-clinical research and manufacturing contract obligations from us to Adovate. Nonetheless, our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based our current projections. This raises considerable doubt about our ability to continue as a going concern. As of June 30, 2023, cash and cash equivalents were $1.2 million as compared to $4.0 million as of December 31, 2022. With Adovate’s option exercise, our cash burn rate is expected to be significantly reduced, which, together the with the cash exercise fee and partial expense reimbursement already received and an estimated $740 thousand in additional expense reimbursements, is expected to maintain our operations without further funding into the first quarter of 2024. Nonetheless, we will require additional funding to continue development of AD04. There is no assurance that funds could be raised in that period on acceptable terms.

We will also require additional financing as we continue to execute our overall business strategy. Our current planning assumption is that we will need to conduct two Phase 3 trials in order to minimize risk, optimize timing and costs, as well as improve the probability of regulatory authority acceptance and approval in the US and Europe. The trials are expected to cost approximately $25 million in total to complete. We are currently in active discussions with potential commercial partners that have expressed an interest in supporting the trials and advancing commercialization in both the US and European markets. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete our subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we would be required to delay, scale back or eliminate some or all of our planned research and development programs, including subsequent clinical trials of AD04, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

(rounded to nearest thousand)	For the Six Months Ended June 30,
	2023	2022
Provided by (used in)
Operating activities	$(4,193,000)	(6,031,000)
Investing activities	800,000	–
Financing activities	610,000	9,126,000
Net increase in cash and cash equivalents	$(2,783,000)	3,095,000

Net cash used in operating activities

Cash used in operating activities decreased by approximately $1,838,000 in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease was slightly less than the decrease in operating expenses of approximately $1,961,000 when comparing the two periods. This difference was due to the use of approximately $681,000 more in cash to pay previously accrued expenses in the six months ended June 30, 2023 compared to the six months ended June 30, 2023, which was only partially offset by the use of approximately $347,000 more to reduce accounts payable when comparing the same two periods.

Net cash provided by investing activities

Cash provided by investing activities increased by $800,000 in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. All of this difference was due to the $800,000 in cash provided by the Purnovate sale in the second quarter of 2023.

Net cash provided by financing activities

Cash provided by financing activities decreased by approximately $8,516,000 in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. In the first quarter of 2022, we engaged in a large fundraising round to obtain sufficient cash for completion of our trial activities and the ramp up of Purnovate projects. In the first quarter of 2023, with a lower per share market value, reduced month-to-month cash needs, and the expectation that the sale of Purnovate would provide additional cash, we determined to make a more modest financing.

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

Equity Method Investments

We apply the equity method of accounting to investments when we have significant influence, but not controlling interest, in the investee. We exercise judgment regarding the level of influence over each equity method investment, including considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions, and material intercompany transactions. We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Determining fair value for investments in privately held entities could, if there is not recent or comparable trading in the investee’s equity, require using a valuation model, which would include significant judgment and estimates.

Equity method investments are measured at cost minus impairment, if any, plus or minus our proportionate share of the equity method investee’s income or loss. The proportionate share of the income or loss from equity method investments is recognized on a lag. Currently we are not obligated to make additional capital contributions for our equity method investments, and therefore only record losses up to the amount of our total investment, inclusive of other investments in and loans to the investee, which are not accounted for as equity method investments.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses from our continuing operations every year and quarter since our inception and anticipate that we will continue to incur losses from our continuing operations in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of June 30, 2023, we had an accumulated deficit of approximately $65.5 million and as of December 31, 2022, we had an accumulated deficit of approximately $63.7 million.

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2026 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2023, we incurred a net loss of $1.8 million and used $4.2 million of cash in continuing and discontinued operations. During the year ended December 31, 2022, we incurred a net loss of $12.7 million and used cash in operations of $11.2 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is a doubt about our ability to continue as a going concern.

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2026 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

Our shares of common stock are listed for trading on The Nasdaq Capital Market under the symbol “ADIL”. If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock.

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

On May 19, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $1,439,848 as of March 31, 2023, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023, was below the minimum requirement of $2,500,000. As reported in this Quarterly Report on Form 10-Q, our stockholders equity is now $3,317,191.

On August 4, 2023, we effected a reverse stock split for the purpose of regaining compliance with Nasdaq’s listing requirements, but we can provide no assurance that effecting the reverse stock split will result in our common stock meeting The Nasdaq listing requirements, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the six months ended June 30, 2023 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
10.1	Option Exercise Agreement, dated May 8, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 10, 2023)
10.2	Purchase Agreement, dated as of May 31, 2023, by and between Adial Pharmaceuticals, Inc. and Alumni Capital LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 2, 2023)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

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

Dated: August 21, 2023