Form 10-Q/A
period 2023-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2023-10-30
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

Explanatory Note:

Adial Pharmaceuticals, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2023 (the “Original Form 10-Q Filing”) solely to correct the disclosure in Note 1 and 4 to the Notes to the Financial Statements and the Management’s Discussion and Analysis to clarify the disclosure regarding the closing date of the sale of the Purnovate assets and business to reflect the contractual closing date as opposed to the retroactive effective date of the transaction.

This Amendment No. 1 is limited in scope to make the following changes to the Original 10-Q Filing and no other changes have been made to the Original Form 10-Q.

●	To amend Part I-Item 1- Notes 1 and 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

●	To amend Part I-Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	To amend Part II - Item 6. Exhibits to include the following currently dated documents: certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the Original Form 10-Q Filing and any of the company’s other filings with the SEC subsequent to the Original Form 10-Q Filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the Original Form 10-Q Filing in any way. Unless otherwise specified or the context otherwise requires, when used in this Amendment No. 1, the terms “we,” “our,” “us,” “Adial,” or the “Company” refer to Adial Pharmaceuticals, Inc. and its subsidiaries.

The Company is concurrently filing Amendment No. 1 to each of its (i) Current Report on Form 8-K filed with the SEC on August 18, 2023 and (ii) the Notification of Late Filing on Form 12B-25 that was filed with the SEC on August 15, 2023.

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

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was acquired on January 26, 2021, having been formed as Purnovate, LLC in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. On May 8, 2023, Adovate, LLC (“Adovate”), a Virginia limited liability company and related party sent a letter exercising its option effective May 16, 2023 for the purchase of the assets and business of the Company’s wholly owned subsidiary, Purnovate, Inc. and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to the Company the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023,  the parties agreed that the effective date of the sale would be retroactive to June 30, 2023 and a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, with an agreed to retroactive effective as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a Letter Agreement which stated that Adovate acquired the assets of Purnovate with a retroactive effective as of June 30, 2023, pursuant to the Bill of Sale. See Note 4 for additional information.

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

4 — SALE OF PURNOVATE

On May 8, 2023, Adovate sent a letter exercising its option effective May 16, 2023 for the purchase of the assets and business of the Company’s wholly owned subsidiary, Purnovate, Inc. and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to the Company the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023, a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, effective as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a Letter Agreement which stated that Adovate acquired the assets of Purnovate effective as of June 30, 2023, pursuant to the Bill of Sale. The CEO, founder, and a major equity holder of Adovate is a current director and the former CEO of the Company.

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

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc., (“Purnovate”) and in January 2023, we entered into an option agreement with Adovate LLC (“Buyer”), pursuant to which we granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Option Agreement for Buyer or its designated affiliate to acquire all of the assets of Purnovate and to assume related liabilities and expenses. On May 8, 2023, Adovate sent a letter exercising its option effective May 16, 2023 and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to the Company the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023, the parties agreed that the effective date of the sale would be retroactive to June 30, 2023 and a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, with an agreed to retroactive effective date as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a Letter Agreement which stated that Adovate acquired the assets of Purnovate with a retroactive effective as of June 30, 2023, pursuant to the Bill of Sale.

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

Cash flows

	For the Six Months Ended June 30,
(rounded to nearest thousand)	2023	2022
Provided by (used in)
Operating activities	$(4,193,000)	(6,031,000)
Investing activities	800,000	–
Financing activities	610,000	9,126,000
Net increase in cash and cash equivalents	$(2,783,000)	3,095,000

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ Cary J. Claiborne
Name:	Cary J. Claiborne
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph Truluck
Name:	Joseph Truluck
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: October 30, 2023