Form 10-K
period 2023-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2024-04-01
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-38323

ADIAL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3074668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4870 Sadler Road, Suite 300

Glen Allen, Virginia 23060

(Address of principal executive offices) (Zip Code)

(804) 487-8196

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $5,385,155. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 29, 2024, the issuer had 4,054,861 shares of common stock outstanding.

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

Risks Relating to Our Company

●	We have a limited operating history and have incurred significant losses since our inception.

●	There is substantial doubt about our ability to continue as a going concern.

●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.

●	There can be no assurance that we will be able to execute on our business strategy.

●	We will need to secure additional financing, which may not be available to us on favorable terms, if at all.

●	We have identified weaknesses in our internal controls.

●	We rely on a license to use various technologies that are material to our business.

●	Our business is dependent upon the success of our product candidate, AD04.

●	The active ingredient of our product candidate, ondansetron, is currently available in generic form.

●	Changes in general economic conditions and geopolitical and other conditions may adversely impact us.

●	For ondansetron, under short-term use, there are currently no long-term use clinical safety data available.

●	All of our current data for our product candidate does not necessarily provide sufficient evidence that our product is viable as a potential pharmaceutical product.

●	The FDA and/or EMA may not accept our planned Phase 3 endpoints for final approval of AD04.

●	We will incur additional costs if the FDA or EMA requires additional clinical trials.

●	AD04 is dependent on a successful development, approval, and commercialization of a genetic test.

●	We have limited experience as a company conducting clinical trials.

●	Our product candidate will require extensive clinical and other testing.

●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of AD04.

●	Delays in the enrollment of patients in our clinical trials could impact our regulatory approvals.

●	Our success will be dependent upon adoption of our products by physicians.

●	Rapid technological change and substantial competition may impair the business.

Risks Relating to Our Business and Industry

●	We must obtain regulatory approvals in every jurisdiction in which we intend to sell our product candidate.

●	Clinical trials are very expensive, time-consuming and difficult to design and implement.

●	AD04 and any future product candidates may cause undesirable side effects.

●	We may incur substantial liabilities and may be subject to product liability lawsuits.

●	There is uncertainty as to market acceptance of our technology and product candidates.

●	We will continue to be subject to ongoing and extensive regulatory requirements even after regulatory approval, and compliance with such regulatory requirements cannot be assured.

●	Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities.

●	We have no experience selling, marketing or distributing products and have no internal capability to do so.

●	We may not be successful in establishing and maintaining strategic partnerships.

●	Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches and we may face particular data protection, data security and privacy risks.

●	We have limited protection for our intellectual property.

●	We may be involved in lawsuits to protect or enforce the patents of our licensors.

●	Obtaining and maintaining patent protection depends on compliance with requirements imposed by governmental patent agencies and the courts.

●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We rely on key executive officers and scientific, regulatory and medical advisors.

●	Certain of our officers may have a conflict of interest.

●	We may acquire other businesses that could harm our operating results.

●	Declining general economic or business conditions may have a negative impact on our business.

●	Health care policy changes, including legislation reforming the U.S. health care system and other legislative initiatives, may have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our Securities and Investing in Our Securities

●	Certain of our shareholders have sufficient voting power to make corporate governance decisions.

●	Future sales of securities could result in additional dilution.

●	Issuance of additional securities could adversely affect the rights of the holders of our common stock.

●	If we issue preferred stock with superior rights than our common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

●	We have never paid dividends and have no plans to pay dividends in the foreseeable future.

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	If we implement a reverse stock split, it may not result in intended benefits.

●	As an emerging growth company and a smaller reporting company, we have been able to take advantage of reduced SEC reporting requirements.

●	As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

●	Our common stock has often been thinly traded, so you may be unable to sell at or near ask prices or at all.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.

●	Our need for future financing may result in the issuance of additional securities and dilution.

●	Fluctuations in the international currency markets may significantly impact the cost of our planned trial.

●	The application of the “penny stock” rules to our common stock could limit the trading and liquidity.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts to replace or remove our current management.

●	Our Certificate of Incorporation and our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

●	The warrants that we have issued are speculative in nature.

●	There is no established market for the warrants.

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our investigational new drug candidate, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). AD04 was recently investigated in a Phase 3 clinical trial, designated the ONWARD trial, for the potential treatment of AUD in subjects with certain target genotypes, which were identified using our companion diagnostic genetic test. Based on our analysis of the subgroup data from the ONWARD trial, we are now focused on completing the clinical development program for AD04 in the specified genetic subgroups to meet regulatory requirements primarily in the U.S. and secondarily in Europe/UK.

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc. (“Purnovate”) and in January 2023, we entered into an option agreement with Adovate LLC (“Adovate”), pursuant to which we granted to Adovate an exclusive option for Adovate or its designated affiliate to acquire all of the assets of Purnovate and to assume related liabilities and expenses. (Our then-CEO was a significant equity holder in Adovate, LLC, so this was considered a related party transaction.) On May 8, 2023, Adovate sent a letter exercising its option effective May 16, 2023 and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to us the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023, a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, effective as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a letter agreement acknowledging that Adovate acquired the assets of Purnovate effective as of June 30, 2023, pursuant to the Bill of Sale.

We have devoted the vast majority of our resources to development efforts relating to AD04, including preparation for and conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property.

Recent Developments

Securities Purchase Agreement

On October 19, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,418,440 shares of our common stock, par value $0.001 (the “Common Stock”), at an exercise price of $0.001 per share, (ii) series A warrants (the “Series A Warrants”) to purchase up to 1,418,440 shares of the Company’s Common Stock at an exercise price of $2.82 per share, and (iii) series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase up to 1,418,440 shares of the Company’s Common Stock at an exercise price of $2.82 per share. The Series A Warrants are exercisable at any time on or after the earlier of (i) if permitted by the rules and regulations of the Nasdaq Stock Market, upon the payment by the Purchaser of $0.125 per share in addition to the exercise price of $2.82 per share, and (ii) the Stockholder Approval Date (as defined in the Purchase Agreement) (the “Initial  Exercise Date”), and have a term of exercise equal to five and one-half years from the date of issuance. The Series B Warrants are exercisable at any time on or after the Initial Exercise Date and have a term of exercise equal to eighteen months from the date of issuance. The combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $2.819. The net proceeds to us from the Private Placement were approximately $3.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us.

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of October 19, 2023, with the Purchaser, pursuant to which we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock underlying the Pre-Funded Warrants and the Warrants (the “Shares”) no later than 20 days after the date of the Registration Rights Agreement, to use our commercially reasonable efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event not more than 45 days following the date of the Registration Rights Agreement (or 75 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC), and to keep such registration statement effective at all times until (i) the Purchaser does not own any Warrants or shares issuable upon exercise thereof or (ii) the Shares may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for us to be in compliance with the current public information requirement under Rule 144.

On January 11, 2024, we held a Special Meeting of Stockholders (the “Special Meeting”) at which our stockholders approved the issuance of up to an aggregate of 3,007,092 shares of our Common Stock upon the exercise of Pre-Funded Warrants and the Warrants issued in the Private Placement, that may be equal to or exceed 20% of our Common Stock outstanding before such offering.

At the date of this report, all the Pre-Funded Warrants we issued pursuant to the Purchase agreement had been exercised for total proceeds of $1,418.

Warrant Exercise

On March 1, 2024, warrants to purchase 268,440 warrants to purchase shares for common stock for an exercise price of $2.82 per share were exercised for gross proceeds of approximately $757 thousand.

Warrant Exercise Inducement Agreement

On March 1, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of the Company’s warrants to purchase shares of our common stock, par value $0.001 per share (the “common stock”), issued in a private placement offering that closed on October 24, 2023 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase approximately 1,150,000 shares of common stock, at an exercise price of $2.82 per share. The transactions contemplated by the Inducement Agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

In consideration of the Holder’s immediate exercise of the Existing Warrants and the payment of $0.125 per New Warrant (as such term is defined below) in accordance with the Inducement Agreement, we issued unregistered Series C Warrants (the “New Warrants”) to purchase 2,300,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) (the “New Warrant Shares”) to the Holder of Existing Warrants, at an exercise price of $2.82 per share.

AD04 Clinical Development Program

Adial’s AD04 clinical development program began with initiation of a Phase 3 trial, otherwise known as the ONWARD™ trial. Adial believed that the ONWARD trial design provided the flexibility to meet global regulatory requirements. The trial started in February 2020 in Scandinavia and Central and Eastern Europe. The ONWARD trial was a 24-week, multicenter, randomized, double-blind, placebo-controlled, parallel group, Phase 3 clinical study to evaluate the efficacy, safety and tolerability of AD04 in patients with AUD and selected polymorphisms in the serotonin transporter and receptor genes. Patients were genetically screened prior to enrollment in the ONWARD trial so that only genetically positive patients were enrolled. ONWARD enrolled 302 patients (a total of 303 patients were recruited and then randomized in the trial, however, one subject never initiated treatment and has been excluded from enrollment numbers and was not included in the full analysis data set or efficacy analysis for the trial); and was conducted in 25 clinical sites in six countries in Scandinavia and Central and Eastern Europe (Sweden, Finland, Poland, Latvia, Bulgaria and Croatia). Approximately one-third of the total screened patients tested positive for the targeted genotypes.

A Phase 2b study (N = 283), conducted by the University of Virginia for which we have acquired rights to the data, showed that a prospectively identified subgroup of alcohol-dependent individuals with specific polymorphisms of the serotonin transporter protein responded therapeutically to ondansetron administration (Johnson, BA et al., 2011). Further analysis of this same data set against 18 additional polymorphisms located on the genes for the A and B subunits of the serotonin 5-HT3 receptor revealed polymorphisms that were also associated with a therapeutic response to ondansetron. It was this hypothesis that collectively led Adial to focus the ONWARD trial on genotypes LL/TT, GG, AG, and AC.

The primary efficacy endpoint of the ONWARD trial was the average percentage change from baseline in the monthly heavy drinking days (PHDD) experienced by each patient in months 5 and 6 combined. Key secondary endpoints included reduction in total alcohol consumed (TAC), and improvement as measured by the Patient Health Questionnaire-9, a widely accepted tool for assessment of depression. The definition of a heavy drinking day was greater than 40 grams or 60 grams of ethyl alcohol in a day for a woman or a man, respectively.

ONWARD Phase 3 Clinical Trial Results – Topline Data Analysis

Topline Data Analysis

On July 20, 2022, we announced the following results from the ONWARD™ Phase 3 trial. Although the trial missed the primary endpoint, it did show statistical significance in a pre-defined patient group.

Heavy drinkers are defined by NIAAA (National Institute on Alcohol Abuse and Alcoholism) as men who drink 5 or more drinks on any day or 15 or more per week and women who drink 4 or more drinks on any day or 8 or more per week. AD04 patients, compared with placebo patients, achieved a statistically significant reduction from baseline at month six in percentage of heavy drinking days (PHDD) for the pre-specified patient group of heavy drinkers. across all genotypes combined (avg. <10 drinks per drinking day at baseline; p=0.03), which accounted for approximately two-thirds of the trial population. A similar trend was seen in the combined month five and six analysis in the reduction from baseline (p =0.07). Notably, in the last month of the trial, AD04 heavy drinking patients had a mean reduction of approximately 79% in heavy drinking compared with baseline.

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

Additionally, and consistent with the Phase 2b trial, AD04 had a safety and tolerability profile that was similar to placebo. No side effects or severe adverse events (SAEs) were determined to be related to AD04 treatment. In fact, more SAEs were reported in the placebo group compared with the AD04 group (7 on placebo vs. 3 on AD04). There were two cardiac events in placebo group and none in the AD04 group. Comparing overall Adverse Events (AEs), the profiles between AD04 and placebo were similar. AEs reported with a frequency of 5% or more of patients in either group were: headache (11% on placebo, 12% on AD04), insomnia (3% on placebo, 7% on AD04), blood magnesium decreased (5% on placebo, 6% on AD04), and fatigue (3% on placebo, 6% on AD04). All of the AE’s were reported as mild to moderate. Importantly, in the overall category of cardiac disorders, patients on placebo showed a greater number of adverse events compared to AD04 (7% on placebo, 4% on AD04), in addition to greater number of cardiac SAEs in the placebo group as reported above.

US Clinical Development and Regulatory Actions Completed

Utilizing both the Phase 2 and ONWARD <10 DDD (Drinks per Drinking Day) Responder Analysis datasets, additional post-hoc analysis was conducted using the FDA specified endpoint of reduction of heavy drinking days (PNHDD), defined as the percentage of patients that have zero heavy drinking days during the efficacy observation period of months 5 and 6, for AD04 vs placebo compared to baseline at study entry. (FDA Feb. 2015 Draft Guidance Alcoholism: Developing Drugs for Treatment Guidance for Industry) and which the FDA in prior meetings has indicated will be acceptable. When applying a PNHDD endpoint during the post hoc Phase 2 data analysis, the genotype polymorphism AG+ showed a statistically significant difference at month 3 compared to placebo (p=0.031). Equally, the post hoc analysis of the PNHDD endpoint of the ONWARD data set the AG+ polymorphism also demonstrated a statistically significant difference at month’s 5&6 compared to placebo (p= 0.021). This important post hoc analysis brings a new clinical development focus for future trials of AD04 in the heavy drinking AUD population. Additionally, while the GG+ polymorphism did not achieve statistical significance in this analysis, the GG+ polymorphism showed promising trends toward achieving the PNHDD endpoint and we believe that the GG+ polymorphism may be important for future trials. There was a substantial difference between the treatment and placebo arms in the percentage of patients that achieved zero heavy drinking days within the AG and GG polymorphism groups. In the same post hoc analysis comparing genotype polymorphisms in both the Phase 2 and Phase 3 against PNHDD for LL/TT no statistically significant difference was seen.

When analyzing the Phase 3 Study ONWARD, DDD <10, Responder Analysis Results at Months 5 and 6, we also examined the important measure of treatment effect. Treatment effect is a measure of clinical meaningfulness. Treatment effect is defined in both absolute reduction of heavy drinking days as well as percentage change of no heavy drinking days in AD04 vs placebo. In the AG+ group the AD04 treatment group achieved 48% of days with no heavy drinking vs 22% with placebo, or a 1.23 times better reduction of heavy drinking days vs placebo. The GG+ group achieved a 25% change in no heavy drinking days vs 7% in the placebo group, or a 2.53 times better reduction of heavy drinking days vs placebo. When the same analysis was conducted with the LL/TT genotypes no difference was found, further supporting the future direction and focus on the AG+ and GG+ genotypes.

These analyses are the basis of our future direction of clinical, regulatory and commercial strategy in the United States.

Our regulatory strategy for the US has been clearly defined as a result of both ongoing discussions with key advisors in US regulatory affairs as well as face to face meetings with the FDA. In April 2023, we met with the FDA Division of Anesthesiology, Addiction and Pain Medicine (DAAP), the division responsible for reviewing the NDA submission for AD04 if submitted in the future. The primary objective of this meeting with the FDA was to seek clarity on the path forward based on the Phase 2 results, Phase 3 results, and post-hoc analysis of the Phase 2 and Phase 3 data.

In July 2023, we announced a summary of feedback received during the meeting. The FDA acknowledged and confirmed the importance of ongoing research in the AUD therapeutic area as a persistent high unmet need. We received (1) confirmation of the primary US endpoint based on Percentage of No Heavy Drinking Days (“PNHDD”), which utilized a responder analysis of patients who reduced their alcohol consumption to zero heavy drinking days in the last 2 months of a 6-month study, (2) acknowledgment of results from the Phase 2 and Phase 3 post hoc analysis against PNHDD, which demonstrated statistical significance of responder analysis of specific genotypes as useful information for planning future studies of AD04, (3) acknowledgement that the safety data from the ONWARD trial did not raise any concerns, (4) confirmation of the importance of identifying a patient subgroup where a relevant treatment effect and compelling evidence of a favorable risk-benefit profile can be assessed (5) acknowledgment that the post hoc analysis showing a statistical and clinically meaningful effect in specific genetic subtypes was positive and promising, and (6) a request for additional data to support an NDA and approval for AD04.

Based on this positive feedback received from the FDA, we have made the strategic decision to focus our efforts on the US, with the understanding that the US standards may translate to acceptance in other international markets.

US Clinical Development and Regulatory Actions Planned

We have assessed the impact of the regulatory guidance on the future business and operating plan requirements to meet the needs of the FDA for submission and approval of AD04 to treat genetic subtypes of AUD. While we are in the process of confirming the impact on the clinical development plans and timing with our external advisors and ongoing partnership discussions, the following provides a working summary of the planned strategy, which is subject to final discussions with the regulatory agencies.

Regulatory feedback indicates that even though a single additional Phase 3 trial with convincing data may suffice for approval, it would be a review issue for the agencies following trial completion to determine if the data was sufficient for approval. Therefore, while possible to file for registration with one additional trial, current planning assumptions are that we will need to conduct two Phase 3 trials with AD04, ideally in parallel. The second trial will likely include a biomarker negative patient arm to satisfy any ongoing questions from the regulators regarding efficacy parameters. This is expected to support potential approval in the shortest time frame and removes future regulatory filing and review risk that would be associated with conducting a single additional trial. Confirmation of the clinical development plan and pathway is currently being conducted by our clinical development and regulatory advisors. In addition to the Phase 3 studies described above, several smaller additional studies required by the FDA may be conducted including bioavailability studies and longer-term safety data on at least 100 AD04 treated patients from the Phase 3 (per ICH E1A guidance).

Based on the new expectations regarding the targeted genotypes, the two additional Phase 3 trials are currently expected to require $8-12 million each in direct expenses, and up to $5 million in additional other development expenses. These estimates may change based on upcoming discussions with regulatory authorities and final trial designs.

EX US Clinical Development and Regulatory Actions Completed

As previously referenced, the primary efficacy endpoint of the ONWARD trial was the average percentage change from baseline in the monthly heavy drinking days (PHDD) experienced by each patient in months 5 and 6 combined. Key secondary endpoints included reduction in total alcohol consumed (TAC) and improvement as measured by the Patient Health Questionnaire-9, a widely accepted tool for assessment of depression. The definition of a heavy drinking day was greater than 40 grams or 60 grams of ethyl alcohol in a day for a woman or a man, respectively.

In the major EU4 countries, the primary regulatory authority is the EMA (European Medicines Agency). Current draft guidelines released by the EMA, CHMP (Committee for Medicinal Products for Human Use), 2010, are the basis of clinical development planning in the EU4 and, the MHRA (Medicines and Healthcare Products Regulatory Agency), in the UK. These agencies differ from the FDA in their views of clinical endpoints, and therefore future clinical development and regulatory strategies should account for these differences. The primary differences are that EU and UK regulators consider the change in HDD (heavy drinking days) and TAC (total alcohol consumed in grams) at month 6, the efficacy observation period vs the FDA which considers the PNHDD (percentage of no heavy drinking days) at months 5 and 6 as the efficacy observation period. There are also differences in the total grams of alcohol which constitute a drink in the EMA vs US (10 to 12 grams in Europe versus 14 grams in the United States), and therefore the definitions of the number of drinks which constitute a heavy drinking day are also slightly different.

According to the EMA CHMP guidance, any study drug for alcohol dependence that is not focused to achieve abstinence should be addressing the intermediate goal of clinically significant moderation. Efficacy should be expressed by change to baseline in total consumption of alcohol (TAC, presented as amount of pure alcohol in grams per day) as well as by reduction in number of Heavy Drinking Days (HDD defined as more than 60 grams of pure alcohol in men and 40 grams in women). Both are considered primary variables, since HDD are associated with specific risks such as acute cardiovascular outcomes or accidents. A clinically relevant difference compared to placebo should be demonstrated. Further, efficacy on these two variables should be reflected in a clearly expectable improved health outcome on an individual patient level. Therefore, efficacy should also be evaluated in terms of responders. This could be done by evaluating the proportion of subjects with a 50%, 70% and 90% reduction in alcohol consumption as well as the proportion of patients achieving maintained abstinence. Another option would be evaluating the proportion of subjects with a significant categorical shift in WHO (World Health Organization) risk levels of drinking (i.e. proportion of patients with change of consumption to baseline from very high risk to at least medium risk level and change from high risk to at least low risk level, as well as the proportion of patients with full abstinence. In general, the harm reduction of populations through the reduction of alcohol consumption is recognized by EMA and MHRA and has been used for prior drug product approvals in the EU with a focus on reducing HDD as well as TAC.

Examining the endpoints outlined in guidance from EMA/CHMP, we completed a post hoc analysis of the ONWARD trial. AD04 patients, compared with placebo patients, showed a trend in the reduction from baseline at month six in heavy drinking days for the combined trial population of heavy and very heavy drinkers (p=NS). A similar, non-statistically significant trend was seen in the combined months five and six analysis in the average percentage change of heavy drinking days (PHDD) from baseline, which was the pre-specified primary efficacy analysis.

Also in July, 2023, we announced results from meetings held with key country-level regulatory agencies in Europe. The results of these meetings as previously reported are being used for the development of our future clinical and regulatory strategy.

EX US Clinical Development and Regulatory Actions Planned

As previously stated, based on positive feedback received from the relevant global regulatory bodies and overlapping clinical requirements, we made the strategic decision to focus our efforts on the US. We believe that these clinical endpoints should translate to acceptance in other international markets. We will continue to look for synergies where they exist in the primary efficacy data variables when planning for study designs to meet global regulatory requirements. We have a high level of confidence in the US clinical program based on our post hoc analysis and regulatory feedback and we believe these data results to be useful for Ex US regulators.

However, if these synergies cannot be found, it is possible that new analysis and/or additional data generation may be required to meet the requirements of global regulators, including the EU and UK. This is also vital for our ongoing partnering efforts based on discussions with companies active in the EU and UK.

Disease Overview - Alcohol Use Disorder

AUD is characterized by an urge to consume alcohol and an inability to control the levels of consumption.

The 2022 National Survey on Drug Use and Health (NSDUH), commissioned by The Substance Abuse and Mental Health Services Administration (SAMHSA), reported the percentage of heavy alcohol use highest among young adults age 18-25 (7.6% or 2.6 M people) followed by adults age 26 and over (6% or 13.4M people). In the United States, 29.5 million people age 12 and older had AUD, according to the 2022 National Survey on Drug Use and Health (NSDUH). AUD results in significant health, social, and financial costs, with excessive alcohol use being the third leading cause of preventable death and responsible for 31% of driving fatalities (NIAAA Alcohol Facts & Statistics). AUD contributes to over 200 different diseases and 10% of children live with a person that has an alcohol problem. According to the American Society of Clinical Oncologists, 5-6% of new cancers and cancer deaths globally are directly attributable to alcohol. And, The Lancet published that alcohol is the leading cause of death in people ages 15-49 globally. The Centers for Disease Control (the “CDC”) has reported that AUD costs the U.S. economy about $250 billion annually, with heavy drinking accounting for greater than 75% of the social and health related costs.

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

Naltrexone, which can be taken as a once-daily pill (Revia®) or in an approved once-monthly injectable form (Vivitrol® ) that requires a doctor to administer is often associated with gastrointestinal complaints and has been reported to cause liver damage when given at certain high doses. As a result, it carries an FDA boxed warning, a special emphasized warning, for this side effect. Vivitrol is currently being marketed by Alkermes to physicians for the treatment of AUD.

Campral®, taken by mouth three times daily, acts on chemical messenger systems in the brain.

Selincro® has not been approved for sale in the United States.

Our Proposed Solution is AD04 and a PGx Companion Diagnostic

The active pharmaceutical agent in AD04, our lead investigational new drug product, is ondansetron, which is also the active ingredient in Zofran®, which was granted FDA approval in 1991 for nausea and vomiting post-operatively and after chemotherapy or radiation treatment and is now commercially available in generic form. In studies of Zofran®, conducted as part of its FDA review process, ondansetron was given acutely at dosages up to almost 100 times the dosage expected to be formulated in AD04 with the highest doses of Zofran® given intravenously (“i.v.”), which results in approximately 160% of the exposure level as oral dosing. Even at high doses given i.v. the studies found that ondansetron is well-tolerated and results in few adverse side effects at the currently marketed doses, which reach more than 80 times the AD04 dose and are given i.v. The formulation dosage of ondansetron used in our drug candidate (and expected to be used by us in our Phase 3 clinical trials) has the potential advantage that it contains a much lower concentration of ondansetron than the generic formulation/dosage that has been used in prior clinical trials, is dosed orally, and is available with use of a companion diagnostic genetic biomarker. Our development plan for AD04 is designed to demonstrate both the efficacy of AD04 in the genetically targeted population and the safety of ondansetron when administered chronically at the AD04 dosage. However, to the best of our knowledge, no comprehensive clinical study has been performed to date that has evaluated the safety profile of ondansetron at any dosage for long-term use as anticipated in our ongoing and planned clinical trials. Under current US FDA regulations, the approval of the specific dosage of 0.33mg ondansetron in AD04 for the new indication of AUD in patients with genetic subtypes and data exclusivity will result in a minimum of 3 years of regulatory and, therefore, commercial exclusivity for AD04 in the US.

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

Strengths and Competitive Advantages

Large Market Opportunity for an Effective Solution

In the United States alone, the 2021 National Survey on Drug Use and Health (NSDUH) reported approximately 30 million people age 12 and older had AUD. Of those, only 2.6 million people received treatment at any healthcare location, and of those who received treatment at any healthcare location, only 0.9% (265,000) received medication assisted treatment (MAT). Based on data from the ONWARD trial and Phase 2b trial of AD04 and our analysis of publicly available genetic databases, we preliminarily estimate that about one in three patients with AUD in the U.S. and Europe will have the genetic markers to indicate possible treatment with AD04. Our initial focus, based on the subgroup analysis will include genotypes, AG and possibly GG, that we estimate represent about 14% and 6% of AUD patients in the U.S, and Europe, respectively and 20% collectively. At this time, we are not aware of any oral pharmaceutical treatment approved in the U.S. that addresses the needs of patients who desire to control their drinking but cannot or do not want to abstain from drinking. The current abstinence-based treatments have limitations, as outlined in the previous section “Limitations of Current AUD Therapies”. The limited side effects expected for our investigational new drug, based on clinical data so far, are also believed to be an important factor in the expected rapid uptake of AD04 in the market. Our approach, if approved by FDA, may allow for social drinking to continue and is aimed at reducing the dangerous, heavy drinking. This would allow patients to live the life they want without the stigma associated with complete abstention and currently endured by those seeking help for their excessive drinking.

According to the WHO (World Health Organization, 2022), the harmful use of alcohol is a causal factor in more than 200 disease and injury conditions. Worldwide, 3 million deaths every year result from harmful use of alcohol. This represents 5.3% of all deaths. Overall, 5.1% of the global burden of disease and injury is attributable to alcohol, as measured in disability-adjusted life years (DALY’s). Alcohol consumption causes death and disability relatively early in life. In people aged 20-39 years, approximately 13.5% of total deaths are attributable to alcohol.

Companion Genetic Bio-Marker Test Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our AD04 and its companion diagnostic is unique in that it is designed to reduce heavy drinking in individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label, essentially combining the test and treatment into one integrated therapeutic. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug and to have minimal side effects. Based on the clinical experience to date and publicly available databases, we believe the genetic prevalence of genotype positive people is about 33% of the population in the United States and Europe.

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

Experienced Leadership

Our management, advisors and board of directors have extensive experience in pharmaceutical development, the clinical trial and regulatory approval processes, drug commercialization, financing capital-intensive projects, and developing new markets for pharmaceutical agents. Members of our team have previously worked in senior management and senior officer positions, or led significant research initiatives at Indivior, Shire, Viagene, Collateral Therapeutics, Krystal Biotech, Sucampo Pharmaceuticals, SmithKline Beecham, Osiris Therapeutics, Adenosine Therapeutics, and the University of Virginia and University of Maryland in a broad range of therapeutic areas. Our management and board members have particular expertise in the science and development of addiction related drugs and bringing new drugs to the market.

Our Strategy for AD04 and Addiction Related Diseases and Disorders

We are developing pharmaceutical treatments for addictions, addictive disorders, and related diseases and disorders. Our business strategy is to advance AD04, our lead investigational drug candidate, toward regulatory approval for alcohol use disorder in the United States, the European Union, and then eventually other territories. We subsequently plan to develop label expansions into other indications (e.g., opioid use disorder, other drug addictions, obesity, smoking cessation, eating disorders and anxiety).

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

Near Term

●	Advancing the AD04 Clinical Development Program in the US.

After the completion of the ONWARD trial, an updated product profile for AD04 was developed to be used to guide future clinical development planning as well as to be used in primary market research.

Summarizing the findings, addiction specialists will order the genetic test for 50% to 100% of their AUD patients. If the genetic test is positive, addiction specialists will prescribe AD-04. Addiction specialists are particularly interested in the Mechanism of Action (MOA) and how AD04 complements current products being used to treat AUD. The HDD endpoint validates the hypothesis about AD-04 modulating cravings and impulsiveness. For heavy drinking AUD patients seen by addiction specialists, AD-04 is likely to be used in conjunction with existing approved products as a first- line medication assisted treatment (MAT) to treat AUD. Because of its high tolerability and excellent safety profile, we believe AD-04 is uniquely positioned to reduce alcohol consumption without requiring abstinence among the broader population including mild- and moderate- AUD, and patients that do not have an AUD diagnosis.

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

Based on the information collected and the feedback received from meetings held in Q2 2023 with the FDA and European regulatory agencies and overlapping clinical requirements, we made the strategic decision to focus our efforts on the US as the US standards should translate to acceptance in other international markets. We believe that AD04 will achieve success in clinical development based on our post hoc analysis and the US FDA regulatory feedback on the pre-specified primary endpoint that the FDA has now confirmed (PNHDD). This is also vital for our ongoing partnering efforts based on discussions with companies active in the US and Europe. Importantly, the regulators acknowledged the valuable insights of the post hoc analysis, which demonstrated that patients with a specific genetic subtype (AG+), achieved a statistical significance of p=0.031 and p=0.021 respectively in both the Phase 2 and Phase 3 trials. Additionally, these patients averaged over 17 (17.23) heavy drinking days per month at the study start and achieved under 3 (2.37) heavy drinking days per month at study completion.

These clinically meaningful results are important as evidenced by the US healthcare provider research completed after the ONWARD trial, which suggests AD04 would play an important role as a medication for physicians currently treating patients with AUD.

Market research conducted subsequent to completion of the ONWARD trial suggests unit pricing for AD04 could be significantly higher than previous assumptions which we believe confirms AD04 as an attractive commercial opportunity.

We currently intend to engage a U.S. partner to assist with funding the anticipated required clinical trials and, assuming a successful outcome with FDA, to advance commercialization efforts. We are exploring partnerships with companies that have an established commercial presence and existing relationships with psychiatrists and addiction specialists. With an experienced partner, assuming we obtain FDA approval, we believe that we can rapidly penetrate the U.S. market given the expectation of AD04 being widely accessible, reasonably priced, and reimbursable.

●	Prosecuting and expanding our intellectual property and product portfolio. We have acquired rights to a promising drug candidate and made a significant investment in the development of our licensed patent portfolio to protect our technologies and programs, and we intend to continue to do so. We have obtained exclusive rights to three different patent families directed to therapeutic methods related to our AD04 platform. These families include 3 issued U.S. patents, and at least one foreign equivalent patent covering AD04 issued in over 40 national jurisdictions, including most of Europe and Eurasia. Divisional and continuation applications to expand the coverage have also been filed in certain jurisdictions.

●	Maximizing commercial opportunity for our technology. AD04 targets large markets with significant unmet medical need. We intend to develop an extended release, once-a-day, or other modified formulation of AD04 to enhance compliance and market appeal.

●	Managing our business with efficiency and discipline. We believe we have efficiently utilized our capital and human resources to develop and acquire our product candidate and programs and create a broad intellectual property portfolio. We operate cross-functionally and are led by an experienced management team with backgrounds in developing product candidates. We use project management techniques to assist us in making disciplined strategic program decisions and to attempt to limit the risk profile of our product pipeline.

Longer Term

Evidence from the primary qualitative market research suggests the product profile for AD04 will be received well by physician and payors. We will continue to develop plans to support future communications with physicians and payors as well as pre market commercialization planning for AD04

License with University of Virginia Patent Foundation

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d/b/a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject to Food and Drug Administration (“FDA”) approval of the product, based upon three separate patent application families, with 90 issued patents in over 40 jurisdictions, including eight issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that support our landmark ONWARD pivotal Phase 3 clinical trial. Our licensed therapeutic agent was the product candidate used in the ONWARD pivotal Phase 3 clinical trial of 302 patients as well as a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients.

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

1.	U.S. Patent Number 8,697,361, issued 4/2017

“Serotonin Transporter Gene and Treatment of Alcoholism”

2.	U.S. Patent Number 10,533,226, filed issued 1/2022

“Serotonin Transporter Gene and Treatment of Alcoholism”

3.	U.S. Patent Number 8,753,815, issued 8/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

4.	U.S. Patent Number 9,539,242, issued 1/2017

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

5.	U.S. Patent Number 10,603,307, issued 3/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

6.	U.S. Patent Number 11,116,753, issued 9/2021

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

7.	U.S. Patent Number 11,351,154, issued 7/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

8.	U.S. Patent Number 11,905,562 issued 1/2022

“Serotonin Transporter Gene and Treatment of Substance Use Disorder including Opioid Use Disorder”

Additionally, the UVA LVG License grants rights to data and know-how developed by the University of Virginia related to AD04, including, without limitation, to the data from the Phase 2b study described above.

As consideration for the rights granted in the license agreement, we are obligated to pay UVA LVG yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, upon commencement of the license we issued to UVA LVG Class A Units (which was equal to four percent (4%) of our equity on the date of issuance) as a license issue. We are obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii)a $20,000 milestone payments that as originally due upon dosing the first patient under a Phase 3 human clinical trial of a licensed product but has been paid in full, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product or the partnering of the licensed or sale of our company, which was paid in 2022 with completion of the ONWARD trial, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; and (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had we sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. The license agreement, as amended on December 14, 2017 and further amended on December 18, 2019 and December 31, 2019 sets forth specific milestones completion deadlines including using commercially reasonable efforts to submit an NDA by December 31, 2024 and commence commercialization of an FDA approved product by December 31, 2025. We are approaching UVA LVG to extend the AD04 NDA submission and FDA approval milestones to reflect the current clinical program timelines. The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if we breach our obligations thereunder, including failing to make any milestone, or failing to use commercially reasonable efforts to submit an NDA or commence commercialization within the date specified above, failing to make other required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, we will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including agreements to indemnify UVA LVG for any liabilities arising out of or related to the licensee’s exercise of its rights under the license agreement, making the license grant subject to the Bayh-Dole Act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

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

A competitor could sell a dose equal to that of AD04 and avoid our licensed patents were they to conduct a Phase 3 program using the AD04 dose to treat a different label indication and achieved successful results and approval. We do not know of any clinical development programs of ondansetron underway at this time and so consider this risk to be negligible.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and control. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $3.2 million for fiscal year 2023 (although a waiver is possible in certain cases), and the manufacturer and/or sponsor under an approved new drug application are also subject to a program fee set at more than $339,000 for fiscal year 2023. These fees are typically increased annually.

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

Companion diagnostics and complementary diagnostics

We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic. Currently, we intend to submit a 505(b)(2) new drug application to the FDA for AD04.  We have interacted primarily with the FDA’s Center for Drug Evaluation and Research, in consultation with the agency’s Center for Devices and Radiological Health. We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product. If the FDA requires a separate application for the diagnostic, this could potentially delay the approval of the new drug application for AD04, complicate the review process, or even lead to the rejection of the new drug application. The necessary information required for the completion of the companion diagnostic PMA submission to CDRH will be part of the clinical development program for AD04 and will also require a MDUFA (Medical Device User Fee Amendments) fee. As of 2024 the estimated fee for submission of the PMA is $483,560. These fees are typically increased annually.

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

Implications of Being an Emerging Growth Company and Smaller Reporting Company

In 2023, we were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore were able to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements for 2023 and prior years may not be comparable to companies that comply with public company effective dates. At December 31, 2023, the last day of the fiscal year following the fifth anniversary of our initial public offering, we ceased to be an emerging growth company as defined in the JOBS Act. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

We are a “smaller reporting company”, as defined in Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will cease to be a smaller reporting company if we have (i) more than $250 million in market value of our shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $700 million as of the last business day of our second fiscal quarter.

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

Purnovate, LLC, our wholly owned subsidiary, was formed as a Virginia limited liability company in April 2019. Purnovate, LLC converted from a Virginia limited liability company into a Virginia corporation on January 18, 2021, and reincorporated in Delaware on January 26, 2021 by merging the Virginia corporation with and into Purnovate, Inc., a Delaware corporation that was incorporated on January 20, 2021 and as a wholly owned subsidiary of Adial Pharmaceuticals, Inc. (“Adial”). The assets and business of Purnovate were sold in 2023. While we continue to own the entirety of Purnovate, Inc. shares, the Company is no longer an active entity.

Our principal executive offices are located at 4870 Sadler Rd, Suite 300, Glen Allen VA 23060, and our telephone number is (804) 487-8196. Our website address is www.adial.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only. The Securities and Exchange Commission (“SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Human Capital/Employees

As of the date of this Annual Report on Form 10-K, we have seven employees, of which four are full-time employees, one is a three-quarters time employee, and two are consultants serving under Company titles. Our Chief Operating Officer is a consultant that devotes 75% of his working time to providing services to us and our Chief Medical Officer is a consultant that devotes 75% of his working time to providing services to us. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

Description of Property

On January 6, 2020, our then-subsidiary Purnovate entered a lease for the Facility with a term of three (3) years for office and laboratory space. On January 19, 2021, Purnovate entered an amendment to this lease extending the lease until January 31, 2026, committing us to total lease payments in the period from January 1, 2022 and the end of the lease of $302,492. In May, 2023, this lease was assumed by the buyer of Purnovate. The Company concluded a sublease agreement with the buyer of Purnovate for use of limited office space $1765 per month. This sublease was terminated effective February 29, 2024.

Other company personnel work remotely.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2023, we had an accumulated deficit of approximately $68.8 million.

We expect our research and development expenses to increase when we commence our clinical development program in the US. Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2025 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2023, we incurred a net loss of approximately $5.1 million and used cash in operations of approximately $6.8 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is substantial doubt about our ability to continue as a going concern.

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

We are a clinical stage company, as such, have had limited operations to date and need to rely on paid consultants to help us achieve our clinical, regulatory and overall business goals. We have yet to demonstrate our ability to overcome the risks frequently encountered in our industry and are still subject to many of the risks common to such enterprises, including our ability to implement our business plan, market acceptance of our proposed business and lead product, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, competition from better funded and experienced companies, and uncertainty of our ability to generate revenues. In fact, though individual team members have experience running clinical trials, as a company we have yet to prove that we can successfully run a clinical trial to the point of releasing data. There is no assurance that our activities will be successful or will result in any revenues or profit, and the likelihood of our success must be considered in light of the stage of our development. In addition, no assurance can be given that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned product development activities or obtain approval of our product candidate from the FDA and other regulatory authorities. We do not have any committed sources of capital. Moreover, if our future trial activities are significantly delayed due to pandemics or unrest, our project cost and operating overhead costs may significantly increase. In such case, we would need to obtain additional funding, either through other grants or through potentially dilutive means. In any case, we will need to raise additional capital to complete our development program and to meet our long-term business objectives.

Our cash and cash equivalents at the date of this Annual Report filing on Form 10-K are not expected to be sufficient to fund our operations for the next twelve months. Given current expectations, we will require additional financing as we continue to execute our business strategy. Though we have recently received total net proceeds of approximately $3.8 million from recent warrant exercises, we have determined to use these additional funds to accelerate our development of AD04. Moreover, we will require additional funds in order to continue operations and for additional clinical trials of AD04, if needed, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We are in discussions with potential partners that could fund a Phase 3 clinical program and/or commercialization of AD04, assuming a successful regulatory outcome; however, there can be no assurance that we will be successful in attracting such a partner. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

Our independent registered public accounting firm has not been required to audit the effectiveness of our internal control over financial reporting since we were, until December 31, 2023, an “emerging growth company” as defined in the JOBS Act. Because we are no longer an emerging growth company, and if we meet other requirements, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

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

Our prospects are significantly dependent upon the UVA LVG License. The UVA LVG License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that covers AD04, currently our only product candidate. If we breach the terms of the UVA LVG License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and completion of deadlines, including, submitting an NDA by December 31, 2024 and commencing commercialization of an FDA approved product by December 31, 2025, or other factors, including but not limited to, the failure to comply with material terms of the Agreement, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition. As a result of our ongoing business and clinical development planning for AD04, we are approaching UVA LVG to extend the milestones referenced in our license agreement with UVA.

Our business is dependent upon the success of our lead product candidate, AD04, which requires significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04 and other product candidates. AD04 is in clinical stage development. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead investigational product candidate, AD04, for which we recently completed the ONWARD Phase 3 clinical trial with 302 patients in Scandinavia and Central and Eastern Europe, which targets the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. We currently plan to conduct two additional Phase 3 clinical trials, as well as one or more supportive clinical studies. Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial being successful.

AD04 currently, as well as any potential future product candidates, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We expect AD04 will need at least two additional Phase 3 trials (including the ONWARD Phase 3 trial we recently completed in Scandinavia and Central and Eastern Europe) and one or more supportive clinical studies to gain approval in either the U.S. or outside the US for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with completion of our two additional Phase 3 trials, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

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

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. We expect the same will be true for any other pandemic. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

The current data for our lead product candidate, AD04 are the result of Phase 2 clinical trials conducted by third parties as well as data generated from the ONWARD trial we conducted and do not currently provide sufficient evidence that our products are viable as potential pharmaceutical products.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for our investigational product candidate. Favorable results in early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing, nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidate is safe for humans and effective for indicated uses. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA or other global regulatory approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

On July 20, 2022, we announced the results from the ONWARD™ Phase 3 trial. Although the trial missed the primary endpoint, it did show statistical significance in a pre-defined patient group. AD04 patients, compared with placebo patients, achieved a statistically significant reduction from baseline at month six in percentage of heavy drinking days (PHDD) for the pre-specified patient group of heavy drinkers. across all genotypes combined (avg. <10 drinks per drinking day at baseline; p=0.03), which accounted for approximately two-thirds of the trial population. A similar trend was seen in the combined month five and six analysis in the reduction from baseline (p =0.07). Notably, in the last month of the trial, AD04 heavy drinking patients had a mean reduction of approximately 79% in heavy drinking compared with baseline.

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

Additionally, and consistent with the Phase 2b trial, AD04 had a safety and tolerability profile that was similar to placebo. No side effects or severe adverse events (SAEs) were determined to be related to AD04 treatment. In fact, more SAEs were reported in the placebo group compared with the AD04 group (7 on placebo vs. 3 on AD04). There were two cardiac events in placebo group and none in the AD04 group. Comparing overall Adverse Events (AEs), the profiles between AD04 and placebo were similar. AEs reported with a frequency of 5% or more of patients in either group were: headache (11% on placebo, 12% on AD04), insomnia (3% on placebo, 7% on AD04), blood magnesium decreased (5% on placebo, 6% on AD04), and fatigue (3% on placebo, 6% on AD04). All of the AE’s were reported as mild to moderate. Importantly, in the overall category of cardiac disorders, patients on placebo showed a greater number of adverse events compared to AD04 (7% on placebo, 4% on AD04), in addition to greater number of cardiac SAEs in the placebo group as reported above.

As a result of the above clinical trials, Adial will have to conduct additional clinical trials to meet US and global regulatory requirements for approval.

The FDA and/or other global regulators may not accept our planned Phase 3 endpoints for final approval of AD04 and may determine additional clinical trials are required for approval of AD04.

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

We will incur additional costs and our approvals could be delayed if the FDA or other global regulators requires additional clinical trials in patients that are negative for the genotypes targeted by AD04. In addition, clinical trials conducted with only genotype positive subjects will likely result in labeling restricted to treating patients that are genotype positive.

Although the FDA has indicated that it sees little evidence of positive effects for the use of AD04 in subjects that are negative for the genotypes targeted by AD04 and has stated that it would not object to the AD04 Phase 3 clinical trials going forward without including these additional subjects, the FDA has indicated that some research in this area may be required prior to approval of AD04 for AUD within the marker negative population. We believe data in genotype negative patients will be needed to satisfy FDA requirements, and necessary for approval of the genetic test with CDRH. We intend to conduct two additional Phase 3 trials that will not include the additional subjects and therefore we expect the label for AD04 to be restricted. If the results of such studies are not positive for AD04, it may result in AD04 not being approved.

Under the Pediatric Research Equity Act (“PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. We plan to test AD04 in adolescent patients (ages 12-17) as part of our next Phase 3 trial. If successful, we intend to request labeling for treating adolescent patients. Under PREA, an applicant may request and be granted a waiver based on meeting specific criteria as outlined in guidance published in February 2023.

Our use of the currently manufactured clinical trial material in the planned Phase 3 trial is dependent upon the review and approval of the relevant regulatory agencies and authorities.

The Company has manufactured additional clinical trial material for use in the other studies that may be required by the FDA or EMA. No assurance can be given that the CMC plan developed by us will be satisfactory to the regulatory agencies or that the clinical trial material produced for use in clinical trials of AD04 will be approved for use in the trials, either of which could result in delay of the clinical trial program and a requirement for increased investment prior to commencement of clinical trials.

Our investigational product, AD04, is dependent on a successful development, approval, and commercialization of a genetic test, which is expected to be classified as a companion diagnostic.

Treatment with AD04 will be dependent on identification of patients with a genetic test (i.e., a companion diagnostic). Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. While the technology for the test we plan to use is well established, it cannot be certain the testing laboratory we set up will be able to conduct the test with the selectivity and sensitivity that will be required or that the genetic test will be approved by FDA for such use, which could increase the time and cost to develop AD04 and possibly prevent marketing approval. While we have been party to a joint meeting with the Center for Drug Evaluation and Research (“CDER”, the FDA division responsible for drug approvals) and the Center for Devices and Radiological Health (“CDRH”, the FDA division responsible for device approvals, including genetic tests) at which agreement was reached as to the development path for the genetic test, neither CDER nor CDRH is bound to accept our planned submission package even if the data is positive. We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product. We have collected and are storing additional blood samples from all patients enrolled in the ONWARD Phase 3 trial, and plan to do so for any future trials that may be conducted, in the event of any difficulties, however, we cannot be certain we can overcome all of the technological, logistical or regulatory hurdles related to the genetic testing, which include, without limitation, technical validation of the test (e.g. specificity, sensitivity, reproducibility, robustness of methods), clinical validation acceptable to CDER and CDRH, all of which are needed for approval of AD04 and its companion diagnostic genetic test. Failure in any of these areas could delay approval of AD04, increase the cost necessary to achieve approval of AD04 or prevent approval of AD04.

If we obtain approval of AD04 and its genetic test, we currently plan to distribute the genetic test through an approved third party clinical testing lab partner in order to achieve wider availability of the genetic test to drive market uptake of AD04. However, we cannot be sure that third party testing companies will be willing to provide the test, that reimbursement for the test will be available to make such business profitable, or that taking a genetic test will be acceptable to patients or physicians.

Our product candidate will require extensive clinical and other testing.

Our product candidate will require extensive clinical and other testing. Although our product candidate has completed a 283-patient Phase 2b clinical trial and has completed its first Phase 3 clinical trial, we anticipate completing two additional Phase 3 clinical trials in order to obtain regulatory approval and therefore cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be accepted for review by the FDA or other global regulators, or whether any application will be approved upon review.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Results from earlier clinical trials may not be repeated in later clinical trials. The clinical trial process may fail to demonstrate that our product candidate is safe and effective for their proposed uses. This failure could cause us to abandon our product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA or other global regulators and, ultimately, our ability to commercialize our product candidate and generate product revenues.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of AD04 or any future product candidates, which would likely prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of AD04 or any future product candidates, including AD04, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early and even later stage clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Results from subsequent clinical trials may not be the same as the results from the Phase 2b clinical trial that was conducted by the University of Virginia or the results of our Phase 3 trial. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. We can make no assurances that, should our future Phase 3 studies provide statistically significant and clinical meaningful results evidencing that treatment with AD04 results in reduced days of heavy drinking or abstinence, these same results will also provide evidence of greater patient efficacy rates and or patient benefit ratios vis-à-vis currently marketed drug treatments. Most product candidates that commence clinical trials are never approved as products.

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

We plan to conduct two additional Phase 3 clinical trials in order to obtain regulatory approval and therefore our inability to locate and continue to enroll a sufficient number of eligible patients in any future clinical trials would result in significant delays or may require us to abandon one or more clinical trials. Retention of subjects in clinical trials related to AUD can be challenging relative to trials in some other indications due to the nature of the target population. Our ability to enroll patients in trials is affected by many factors out of our control including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the prevalence and successful recruiting of patients that are genotype positive, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Due to the use of a biomarker to determine enrollment in our current and planned Phase 3 clinical trials, we will have a limited population of patients to draw from for our Phase 3 clinical trials.

Our success will be dependent upon adoption by physicians and others.

Even if the FDA and/or EMA approves our product candidate or any future product candidates we may develop or acquire, the product will require acceptance among physicians, healthcare payers, patients, and the medical community. Our product is to be used in combination with a genetic test targeted at patients with certain specified genotypes. It is anticipated that physicians will recommend patients for screening prior to administration of AD04 or future product candidates. Therefore, our business will be substantially dependent upon our ability to communicate with and obtain support from physicians regarding the benefits of our products relative to alternative treatments available at that time.

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

We cannot assure you that we will receive the approvals necessary to commercialize AD04 or any future product candidates we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA, demonstrating that the product candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including preclinical studies, as well as clinical trials. We plan to conduct two additional Phase 3 clinical trials of AD04 for the treatment of AUD. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the approval process.

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

In foreign jurisdictions, we must also receive approval from the appropriate regulatory authorities, and pricing authorities, before we can commercialize any candidate products. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. There can be no assurance that we will receive the approvals necessary to commercialize our product candidate for sale outside the United States.

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

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. As we advance AD04 or any future product candidates we expect that our expenses will increase when we commence the two planned Phase 3 clinical trials of AD04 for the treatment of AUD. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, current medical strategies and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of product candidates including AD04, will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

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

Even if the FDA approves our current product candidate, or any future product candidates we may develop or acquire, the products may not gain broad market acceptance among physicians, healthcare payers, patients, and the medical community. We have conducted our own research into the markets for our product candidates; however, we cannot guarantee market acceptance of our product candidates, if approved, and have somewhat limited information on which to estimate our anticipated level of sales. Product candidates, if approved, will require payers, healthcare providers and doctors to adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers, the demand for our products will be reduced. Acceptance and use of any products we market, assuming market authorization approval at all, will depend upon a number of factors including:

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

Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In connection with the pre-clinical and clinical development, sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Although we have instituted security measures, there can be no assurance that these security measures will be able to protect against cyberattacks. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

We rely extensively on our information technology systems, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

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

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire additional qualified personnel. As our clinical , regulatory, and business planning is finalized, we may need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. If we are unable to manage our growth effectively, our business would be harmed.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 70,000 shares, which has been since increased to 500,000 at our 2023 Annual Stockholders Meeting, and of which 212,565 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2023, we had outstanding (i) warrants to purchase 4,390,008 shares of common stock outstanding at exercise prices ranging from $0.001 to $190.86 (with a weighted average exercise price of $7.47), and (ii) options to purchase 152,194 shares of common stock at a weighted average exercise price of $48.00 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

At the date of this filing, we had outstanding (i) warrants to purchase 4,132,568 shares of common stock outstanding at exercise prices ranging from $0.13 to $ 190.86 (with a weighted average exercise price of $8.54), and (ii) options to purchase 357,194 shares of common stock at a weighted average exercise price of $21.23 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

Our shares of common stock are listed for trading on The Nasdaq Capital Market (“Nasdaq’) under the symbol “ADIL.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock or warrants.

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

On May 19, 2023, we received a letter from the Staff stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity of $1,439,848 as of March 31, 2023, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023, was below the minimum requirement of $2,500,000. On August 22, 2023, we also received a notice from the Staff that we now complied with Nasdaq Listing Rule 5550(b)(1), and that the matter was closed.

On August 4, 2023, we effected a reverse stock split for the purpose of regaining compliance with Nasdaq’s listing requirements. On August 21, 2023, we received a notice from the Staff stating that it had determined that for 10 consecutive business days, from August 7, 2023 to August 18, 2023, the closing bid price of our common stock was at $1.00 per share or greater. Accordingly, the Staff determined that we regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter is now closed.

On November 21, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity of $2,339,258 as of September 30, 2023, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023, was below the minimum requirement of $2,500,000. On November 29, 2023, we received a letter from Nasdaq stating that based on the Current Report on Form 8-K that the Company filed with the Securities and Exchange Commission on November 28, 2023 it determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1). The letter further stated that if we fail to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing of our next periodic report we may be subject to delisting. At that time, Nasdaq staff will provide written notification to us and we may then appeal the Staff’s determination to a Nasdaq Hearings Panel.

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

We are an “smaller reporting company,” and we cannot be certain if the reduced SEC reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company”, as defined in Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will cease to be a smaller reporting company if we have (i) more than $250 million in market value of our shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $700 million as of the last business day of our second fiscal quarter.

Until January 1, 2024, we were an “emerging growth company,” and therefore we were able to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We were able to take advantage of these exemptions until January 1, 2024 when we were no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We had elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We remained an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of Sarbanes-Oxley requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations, and cause investors to lose confidence in our reported financial information. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act, for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on or prior to the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We cannot predict if investors will find our common stock less attractive because we have relied, and intend to rely on, certain of these exemptions and benefits.

As a result of being a public company, we are subject to additional reporting and corporate governance requirements that will require additional management time, resources and expense.

As a public company, and particularly since we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including the obligation to file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 28, 2024, the reported low sale price of our common stock was $1.31, the reported high sale price was $1.43 and closing price of our common stock was $1.33 while on December 29, 2023 (the last day of trading in 2023) the closing price of our common stock was $1.86. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

There is no established market for the warrants.

There is no established trading market for the warrants. We have not applied for the listing of such warrants on any national securities exchange or other trading market. Without an active trading market, the liquidity of the warrants will be limited.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners, including consultants and other third-party service providers, are a key part of Adial’s cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

Our management team, in conjunction with third-party information technology (“IT”) and cybersecurity service providers, is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Adial’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Adial acknowledges that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties.

On January 6, 2020, our then-subsidiary Purnovate entered a lease for the Facility with a term of three (3) years for office and laboratory space. On January 19, 2021, Purnovate entered an amendment to this lease extending the lease until January 31, 2026, committing us to total lease payments in the period from January 1, 2022 and the end of the lease of $302,492. In May, 2023, this lease was assumed by the buyer of Purnovate. The Company concluded a sublease agreement with the buyer of Purnovate for use of limited office space $1765 per month. This sublease was terminated effective February 29, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

On July 27, 2018, our common stock began trading on The Nasdaq Capital Market under the symbol “ADIL”. Prior to our initial public offering, no public trades occurred in our common stock. The closing price of our common stock on the Nasdaq Capital Market on March 28, 2024 was $1.33.

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

Holders of Common Stock

As of March 29, 2024, there were an estimated 99 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2023 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2023.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2023 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	148,908	$45.92	212,565
Equity compensation plans not approved by security holders	–	NA	NA
Total	148,908	$45.92	212,565

*	Excludes 3,286 options issued prior to adoption of the Equity Compensation Plan and 138,527 shares of common stock issued under the Equity Compensation Plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 70,000 shares, which has since been increased to 500,000 at our 2023 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate 148,908 shares of our common stock and have issued 138,527 shares of common stock under the 2017 equity incentive plan, leaving up to 212,565 shares issuable under the 2017 equity incentive plan.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in the 2023 Annual Report on Form 10-K. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed by us with the Securities and Exchange Commission.

On August 4, 2023, we effected a reverse stock split of our outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. As a result of the reverse split, we had 1,197,630 shares of common stock outstanding immediately after effecting the reverse split. The shares authorized for issue under our charter remained 50,000,000 common stock. We have retrospectively adjusted all references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in the following discussion to reflect the effect of the reverse stock split.

Effective June 30, 2023, we sold the business of our wholly owned subsidiary, Purnovate, Inc., to a third party. As a result, the assets, liabilities, and results of Purnovate were classified as discontinued operations. We have retrospectively reclassified all assets, liabilities, and results of Purnovate as discontinued operations in the following discussion and have adjusted all references to Purnovate assets, liabilities, and results accordingly.

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

In January 2021, we expanded our portfolio in the field of addiction with the acquisition of Purnovate, LLC via a merger into our wholly owned subsidiary, Purnovate, Inc. (“Purnovate”) and in January 2023, we entered into an option agreement with Adovate LLC (“Adovate”), pursuant to which we granted to Adovate an exclusive option for a period of one hundred twenty (120) days from the effective date of the Option Agreement for Adovate or its designated affiliate to acquire all of the assets of Purnovate and to assume related liabilities and expenses. On May 8, 2023, Adovate sent a letter exercising its option effective May 16, 2023 and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to us the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023, a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, effective as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a Letter Agreement which stated that Adovate acquired the assets of Purnovate effective as of June 30, 2023, pursuant to the Bill of Sale.

We have devoted the vast majority of our resources to development efforts relating to AD04, including preparation for conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property.

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of our 2023 Annual Report on Form 10-K, we have funded our operations primarily through the private and public placements of debt, equity securities, and an equity line.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing our 2023 Annual report on Form 10-K, based our current projections.

We have incurred net losses in each year since our inception, including net losses of approximately $5.1 million and $12.7 million for the years ended December 31, 2023 and 2022. We had accumulated deficits of approximately $68.8 and $63.7 million as of December 31, 2023 and 2022, respectively. Most, about 90%, of our operating losses resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

Clinical Trials — Research and Development Schedule

AD04 — Clinical Development Strategy — Conduct two additional Phase 3 clinical trials in parallel

The clinical development plan for AD04 is based on the regulatory feedback received in the meetings that took place in Q2 2023 which indicated that even though a single additional Phase 3 trial with convincing data may suffice for approval, it would be a review issue for the agencies following the trial completion to determine if the data was sufficient for approval. Therefore, while possible to file for registration with one additional trial, our current planning assumptions are that we will need to conduct two additional Phase 3 trials with AD04, where the active arm of patients will be compared to placebo and the second trial may include a biomarker negative patient arm to satisfy any ongoing questions from the regulators regarding efficacy parameters. This is expected to support potential approval in the shortest time frame possible and removes future regulatory filing and review risk that would be associated with conducting a single additional trial, as we would plan to run the studies in parallel. We believe that conducting two trials in parallel is the best strategy to minimize risk, optimize timing and costs, as well as improve the probability of regulatory authority acceptance and approval in the US and Europe. The new clinical development plan includes both the US and EU endpoints and will be designed to satisfy both US and EU AD04 submission requirements. Confirmation of the clinical development plan and pathway is currently being conducted by Adial’s clinical development and regulatory advisors.

Based on the new expectations regarding the patient population and targeted genotypes and subject to upcoming discussions with regulatory authorities, the two additional Phase 3 trials are expected to cost a total of between $21-$29 million and each expected to require $8-12 million in direct expenses pending final trial design, and up to $5 million in additional other development expenses is expected to be required.

2023 and 2022 Financing Developments

On March 1, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of the Company’s warrants to purchase shares of our common stock, par value $0.001 per share (the “common stock”), issued in a private placement offering that closed on October 24, 2023 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to approximately 1,150,000 shares of common stock, at an exercise price of $2.82 per share. The transactions contemplated by the Inducement Agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

In consideration of the Holder’s immediate exercise of the Existing Warrants and the payment of $0.125 per New Warrant (as such term is defined below) in accordance with the Inducement Agreement, we issued unregistered Series C Warrants (the “New Warrants”) to purchase 2,300,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) (the “New Warrant Shares”) to the Holder of Existing Warrants.

On March 1, 2024, warrants to purchase 268,440 warrants to purchase shares for common stock for an exercise price of $2.82 per share were exercised for gross proceeds of approximately $757 thousand.

On October 19, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,418,440 shares of our common stock, par value $0.001 (the “Common Stock”), at an exercise price of $0.001 per share, (ii) series A warrants (the “Series A Warrants”) to purchase up to 1,418,440 shares of our Common Stock at an exercise price of $2.82 per share, and (iii) series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase up to 1,418,440 shares of our Common Stock at an exercise price of $2.82 per share. The Series A Warrants are exercisable at any time on or after the earlier of (i) if permitted by the rules and regulations of the Nasdaq Stock Market, upon the payment by the Purchaser of $0.125 per share in addition to the exercise price of $2.82 per share, and (ii) the Stockholder Approval Date (as defined in the Purchase Agreement) (the “Initial  Exercise Date”), and have a term of exercise equal to five and one-half years from the date of issuance. The Series B Warrants are exercisable at any time on or after the Initial Exercise Date and have a term of exercise equal to eighteen months from the date of issuance. The combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $2.819. In addition, 85,106 warrants with an exercise price of $3.52 per share of common stock were issued to the placement agent.

The net proceeds to us from the Private Placement were approximately $3.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us.

Pursuant to the terms of the Purchase Agreement, we are prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock for a period commencing on October 19, 2023 and expiring 60 days from the Effective Date (as defined in the Purchase Agreement). Furthermore, the Company is also prohibited from entering into any agreement to issue Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) involving a Variable Rate Transaction (as defined in the Purchase Agreement), subject to certain exceptions, for a period commencing on October 19, 2023 and expiring one year from such Effective Date. The Effective Date is defined in the Purchase Agreement as the earliest of the date that (a) the initial registration statement contemplated by the Registration Rights Agreement has been declared effective by the SEC, (b) all of the Shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for us to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions, (c) following the one year anniversary of the closing of the Private Placement provided that the holder of the Shares is not an affiliate of the Company, or (d) all of the Shares may be sold pursuant to an exemption from registration under Section 4(a)(1) of the Securities Act without volume or manner-of-sale restrictions and the holders of such Shares shall have received an opinion from Company legal counsel reasonably acceptable to them. The registration statement was declared effective on November 16, 2023.

At the date of this report the 1,418,440 shares of common stock had been issued on exercise of pre-funded warrants for proceeds of $1,418, leaving no pre-funded warrants unexercised.

On May 31, 2023, we entered into an Equity Purchase Agreement with Alumni Capital, LLC (“Alumni”). This agreement constituted a standby equity purchase agreement (a “SEPA”). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Alumni up to $3,000,000 of newly issued shares, subject to increase to $10,000,000 at our option, at our request at any time during the commitment period, which commenced on May 31, 2023 and will end on the earlier of (i) December 31, 2024, or (ii) the date on which Alumni shall have made payment of advances requested by the Company totaling up to the commitment amount of $3,000,000. Each sale we request under the SEPA (a “Purchase Notice”) may be for a number of shares of common stock with an aggregate value of up to $500,000, and up to $2,000,000 provided certain conditions concerning the average daily trading value are met. The SEPA provides for shares to be sold to Alumni at 95% of the lowest daily volume weighted average price during the three days after a Purchase Notice is issued to Alumni. Upon our entry into and subject to the terms and conditions set forth in the SEPA, we issued 7,983 shares of common stock to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the SEPA. On August 3, 2023, 20,550 shares of common stock were sold under the terms of the SEPA for cash proceeds $140,330.

On February 23, 2023, we entered into a securities purchase agreement (the “2023 Purchase Agreement”) with an accredited institutional investor (the “Investor”) providing for the issuance of 73,144 shares of our common stock. Pursuant to the 2023 Purchase Agreement, the Investor purchased the shares of our common stock for an aggregate purchase price of $750,000 with net proceeds of $609,613, after placement agent fees and expenses. Pursuant to the Purchase Agreement, an aggregate of 73,144 shares were issued to the Investor.

We issued to the Placement Agent a warrant (the “Placement Agent Warrants”) to purchase up to an aggregate of 7,317 shares of common stock, representing 10% of the aggregate number of shares of Common Stock sold pursuant to the Purchase Agreement. The Placement Agent Warrants have an exercise price equal to $10.25 and are exercisable two months after the closing date and expire five years after the date of issuance. The total estimated fair value of the Placement agent warrant was $58,540.

On February 10, 2022, we entered into a securities purchase agreement (the “2022 Purchase Agreement”) with an accredited institutional investor providing for the issuance of (i) 92,890 shares of Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 74,600 shares of Common Stock (the “Pre-Funded Warrant Shares”) with an exercise price of $0.025 per share, which Pre-Funded Warrants are to be issued in lieu of shares of Common Stock to ensure that the investor does not exceed certain beneficial ownership limitations, and (iii) warrants (the “2022 Warrants”), with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 159,115 shares of Common Stock (the “2022 Warrant Shares”) at an exercise price of $63.00 per share, subject to customary adjustments thereunder. The total net proceeds, after expenses, to us were approximately $9.1 million. All 74,600 Pre-Funded Warrants were exercised on June 8, 2022, resulting in the issue of 74,600 shares of common stock for proceeds of $1,865.

Clinical and Research Developments

In July 2023, we announced a summary of feedback received following meetings held with both US and EU regulators, as well as an update on the Company’s current clinical development plan based on guidance received.

Feedback from the FDA as well as key country-level regulatory agencies in Europe included:

●	Acknowledgment and confirmation of the importance of ongoing research in the AUD therapeutic area as a persistent high unmet need.

●	Confirmation of the primary US endpoint based on Percentage of No Heavy Drinking Days (“PNHDD”), which utilized a responder analysis of patients who reduced their alcohol consumption to zero heavy drinking days in the last 2 months of a 6-month study.

●	Acknowledgment of results from the Phase 2 and Phase 3 post hoc analysis against the US endpoint of PNHDD, which demonstrated statistical significance of responder analysis of specific genotypes as useful information for planning future studies of AD04.

●	Reviewed the safety data from the ONWARD trial and did not express any concerns with the data.

●	Confirmation of the importance of identifying a patient subgroup where a relevant treatment effect and compelling evidence of a favorable risk-benefit profile can be assessed.

●	Acknowledgment that the post hoc analysis showing a statistical and clinically meaningful effect in specific genetic subtypes was positive and promising. They requested additional data to support an NDA or MA submission and approval for AD04.

Based on positive feedback received from the relevant global regulatory bodies and overlapping clinical requirements, we made the strategic decision to focus its efforts on the US as the US standards should translate to acceptance in other international markets. We have a high level of confidence that AD04 will achieve success in clinical development based on our post hoc analysis and the regulatory feedback on the pre-specified primary endpoint that the FDA has now confirmed, specifically, a reduction of heavy drinking days to zero at months 5 and 6. This is also vital for our ongoing partnering efforts based on discussions with companies active in the US and Europe. Importantly, the regulators acknowledged the valuable insights of the post hoc analysis, which demonstrated that patients with a specific genetic subtype (AG+), achieved a statistical significance of p=0.031 and p=0.021 respectively in both the Phase 2 and Phase 3 trials. Additionally, these patients averaged over 17 (17.23) heavy drinking days per month at the study start and achieved under 3 (2.37) heavy drinking days per month at study completion.

These clinically meaningful results are important as evidenced by the US healthcare provider research completed after the ONWARD trial, which suggests AD04 would play an important role as a medication for physicians currently treating patients with AUD.

Market research conducted subsequent to completion of the ONWARD trial suggests unit pricing for AD04 could be significantly higher than previous assumptions which we believe confirms AD04 as an attractive commercial opportunity.

We have assessed the impact of the regulatory guidance on the future business and operating plan requirements to meet the needs of the FDA and EU regulators for submission and approval of AD04 to treat genetic subtypes of AUD. While the Company is in the process of confirming the impact on the clinical development plans and timing with its external advisors and ongoing partnership discussions, the following provides a working summary subject to final discussions with the regulatory agencies.

Efficacy Requirements:

●	Regulatory feedback indicates that even though a single additional Phase 3 trial with convincing data may suffice for approval, it would be a review issue for the agencies following trial completion to determine if the data was sufficient for approval.

●

Therefore, while possible to file for registration with one additional trial, current planning assumptions are that we will need to conduct two additional Phase 3 trials with AD04, where the active arm of patients will be compared to placebo and the second trial may include a biomarker negative patient arm to satisfy any ongoing questions from the regulators regarding efficacy parameters. This is expected to support potential approval in the shortest time frame possible and removes future regulatory filing and review risk that would be associated with conducting a single additional trial, as we would plan to run the studies in parallel. We believe that conducting two trials in parallel is the best strategy to minimize risk, optimize timing and costs, as well as improve the probability of regulatory authority acceptance and approval in the US and Europe.

●	The new clinical development plan includes both the US and EU endpoints and will be designed to satisfy both US and EU AD04 submission requirements. Confirmation of the clinical development plan and pathway is currently being conducted by Adial’s clinical development and regulatory advisors.

Safety Requirements:

●	FDA agreed to our plan to comply with ICH E1A by adding a long-term safety follow-up to the planned Phase 3 trial, thereby exposing at least 100 patients to AD04 for one year.

●	A thorough QT study will not be required.

●	FDA noted it may potentially reduce certain safety requirements such as food effect, ECG monitoring and bioequivalence pending review of additional manufacturing data establishing that AD04 has an identical formulation to Zofran.

In parallel with the Phase 3 trials, we expect to conduct any standard Phase 1 studies required by the regulatory agencies. Studies that have been discussed with the FDA as potentially being required might assess food effects, potentiation of the central nervous system effects of alcohol, and pharmacodynamic impact of certain cytochrome P450 enzyme variants. We also expect to conduct a 12-month open-label Phase 1 safety study in at least 100 subjects to evaluate the 12-month safety of AD04.

Results of operations for the years ended December 31, 2023 and 2022 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2023	2022	(Decrease)
Research and development expenses	$1,267,000	1,950,000	(683,000)
General and administrative expenses	5,621,000	8,909,000	(3,288,000)
Total Operating Expenses	6,888,000	10,859,000	(3,971,000)

Loss From Operations	(6,888,000)	(10,859,000)	3,971,000

Interest income	70,000	63,000	7,000
Change in value of equity method investment	(194,000)	–	(194,000)
Other Income	10,000	–	10,000
Total other income (expenses)	(114,000)	63,000	(177,000)
Net Loss before provision for income taxes	(7,002,000)	(10,796,000)	3,794,000
Provision for income tax	–	–	–
Loss from continuing operations	(7,002,000)	(10,796,000)	3,794,000
Gain (loss) from discontinued operations, net of tax	1,879,000	(1,935,000)	3,814,000
Net loss	(5,123,000)	(12,731,000)	7,608,000

Research and development (“R&D”) expenses

Research and development expenses decreased by approximately $683,000 (35%) in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was led by a significant decrease in the use of clinical and statistical consultants of approximately $303,000 and clinical materials manufacturing expenses of $231,000 with the completion of the AD04 trial. Compensation costs for R&D directed employees also decreased, salaries by approximately $189,000 and equity-based compensation by approximately $25,000, due to reduced use of employee time for R&D activities. Finally, the cost of our license of AD04 decreased by approximately $145,000, due to a one-time milestone payment in 2022 due on the completion of the trial. These decreases were somewhat offset by increased CRO fees and expenses of approximately $207,000, with due to occurrence in 2023 of final milestone payments and windup costs occurring after trial completion and by the cost of access to patient diagnosis information of approximately $52,000 needed for development planning at the end of 2023.

General and administrative expenses

General and administrative expenses decreased by approximately $3,288,000 (37%) in the year ended December 31, 2023 compared to the year ended December 31, 2022. The single largest component of this decrease was the reduction in equity-based compensation of G&A directed employees and consultants of approximately $1,605,000, resulting from reduced issuances of options and share grants and the completion of the vesting periods of grants made in prior years. The cost of salaries and other cash compensation of G&A directed employees decreased by approximately $905,000, primarily due to the reassignment of executives away from management of the Company to management of Purnovate. The year ended December 31, 2023 also saw substantial decreases in the investor/public relations costs of approximately $358,000, the cost of strategic consultants of approximately $319,000, and IT and web development costs of approximately $102,000.

Total other income (expense)

In the year ended December 31, 2023, total other income (expense) decreased by approximately $177,000 (281%), when compared to the year ended December 31, 2022. The change was almost entirely due to recognition of a portion of the operating loss of Adovate, LLC, equity of which we acquired in 2023 as part of the sale of the Company’s discontinued operations.

Loss from discontinued operations, net of taxes

Our loss from discontinued operations, net of taxes, decreased by approximately $3,814,000 in the year ended December 31, 2023, compared to the year ended December 31, 2022. The primary driver of this change was the one time gain on sale of these operations of approximately $2,625,000. Since these operations were sold in the middle of 2023, essentially every component of their operating costs decreased substantially compared to the prior year: direct research and development project costs by approximately $1,548,000, salaries by approximately $51,000, accounting costs by approximately $52,000, and rent by approximately $45,000. These decreases were somewhat offset by the absence in 2023 of non-cash gains in 2022 of approximately $536,000 due to changes in the value of a contingent liability associated with these operations.

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

During the year ended December 31, 2023, our primary sources of funding were sales of common stock, pre-funded warrants, and warrants, and option exercises.

On February 10, 2022, we entered into a securities purchase agreement with an accredited institutional investor providing for the issuance of (i) 92,890 shares of our common stock, par value $0.001, (ii) pre-funded warrants to purchase up to 74,600 shares of Common Stock with an exercise price of $0.025 per share, which Pre-Funded Warrants were to be issued in lieu of shares of Common Stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants, with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 159,115 shares of Common Stock at an exercise price of $63.00 per share. We realized net proceeds from the offering of approximately $9.1 million after deducting fees due to the placement agent and our transaction expenses.

On February 23, 2023, we entered into an equity purchase agreement with an accredited investor for the purchase of 73,144 shares of Common Stock at at-the-market price of $10.25 per share in a registered direct offering. We realized net proceeds from the offering of approximately $610,000 after deducting fees due to the placement agent and our transaction expenses. We also issued the placement agent warrant to purchase 7,317 shares of Common Stock at an exercise price of $10.25 per share.

On May 31, 2023, we entered into an Equity Purchase Agreement with Alumni Capital, LLC (“Alumni”). This agreement constituted a standby equity purchase agreement (a “SEPA”). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Alumni up to $3,000,000 of newly issued shares, subject to increase to $10,000,000 at our option, at our request at any time during the commitment period, which commenced on May 31, 2023 and will end on the earlier of (i) December 31, 2024, or (ii) the date on which Alumni shall have made payment of advances requested by the Company totaling up to the commitment amount of $3,000,000. Each sale we request under the SEPA (a “Purchase Notice”) may be for a number of shares of common stock with an aggregate value of up to $500,000, and up to $2,000,000 provided certain conditions concerning the average daily trading value are met. The SEPA provides for shares to be sold to Alumni at 95% of the lowest daily volume weighted average price during the three days after a Purchase Notice is issued to Alumni. Upon our entry into and subject to the terms and conditions set forth in the SEPA, we issued 7,983 shares of common stock to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the SEPA. On August 3, 2023, 20,550 shares of common stock were sold under the terms of the SEPA for cash proceeds $140,330.

On October 19, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,418,440 shares of our common stock, par value $0.001 (the “Common Stock”), at an exercise price of $0.001 per share, (ii) series A warrants (the “Series A Warrants”) to purchase up to 1,418,440 shares of our Common Stock at an exercise price of $2.82 per share, and (iii) series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase up to 1,418,440 shares of our Common Stock at an exercise price of $2.82 per share. The Series A Warrants are exercisable at any time on or after the earlier of (i) if permitted by the rules and regulations of the Nasdaq Stock Market, upon the payment by the Purchaser of $0.125 per share in addition to the exercise price of $2.82 per share, and (ii) the Stockholder Approval Date (as defined in the Purchase Agreement) (the “Initial  Exercise Date”), and have a term of exercise equal to five and one-half years from the date of issuance. The Series B Warrants are exercisable at any time on or after the Initial Exercise Date and have a term of exercise equal to eighteen months from the date of issuance. The net proceeds to us from the Private Placement were approximately $3.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by us.

On March 1, 2024, warrants to purchase 268,440 warrants to purchase shares for common stock for an exercise price of $2.82 per share were exercised for gross proceeds of approximately $757 thousand.

On March 1, 2024, we entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of the Company’s warrants to purchase shares of our common stock, par value $0.001 per share (the “common stock”), issued in a private placement offering that closed on October 24, 2023 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to approximately 1,150,000 shares of common stock, at an exercise price of $2.82 per share. The transactions contemplated by the Inducement Agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

Though we have received net proceeds of approximately $3.8 from these recent warrant exercises, we intend to use this additional funding to accelerate the development of AD04. Therefore, our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Annual Report on Form 10-K, based our current projections.

Under our accelerated development plans, we expect to have used approximately $6.5 million in cash during the twelve months ended December 31, 2024 for both AD04 development costs, other R&D project costs and general corporate expenses, by which time we expect to have nearly exhausted our cash on hand. There is no assurance that funds could be raised in that period on acceptable terms to continue our operations and AD04 development projects.

We will also require additional financing as we continue to execute our overall business strategy, including two additional Phase 3 trials for AD04 that are currently expected to require $8-12 million each in direct expenses, and up to $5 million in additional other development expenses. These estimates may change based on upcoming discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2023	2022
Provided by (used in)
Operating activities – continuing operations	$(5,803,000)	$(8,594,000)
Discontinued operations	(1,003,000)	(2,592,000)
Investing activities	1,500,000	–
Financing activities	4,132,000	9,126,000
Net increase (decrease) in cash and cash equivalents	$(1,174,000)	$(2,060,000)

Net cash used in operating activities – continuing operations

Cash used in operating activities decreased by approximately $2,791,000 in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was driven by a lower loss from operations of approximately $3,794,000, an increase in loss due to the non-cash change in value of our equity method investment of $193,884 and a lower change in net operating liabilities of $379,000, partially offset by lower non-cash equity compensation expense of approximately $1,628,000.

Net cash used in discontinued operations

Net cash used in discontinued operations decreased by approximately $1,589,000 in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is primarily due to the gain on sale of these operations of approximately $2,625,000, which is classified as part of the loss, was either non-cash, or was classified as cash provided by investing activities (see below).

Net cash provided by investing activities

In the year ended December 31, 2023, net cash provided by investing activities increased by approximately $1,500,000 over the year ended December 31, 2022. This difference was entirely due to the cash provided by the sale of our now discontinued operations in 2023. No such activity took place in 2022.

Net cash provided by financing activities

Cash provided by financing activities decreased by approximately $4,994,000 in the year ended December 31, 2023 compared to the year ended December 31, 2022. This is due to our reduced fundraising activities, as we have taken a conservative approach to raising funds with our operational cash needs reduced, cash being provided through the sale of our discontinued operations, and our equity valuation lower that it has been historically.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results and experiences may differ materially from these estimates. We did not identify any critical accounting estimates. Our significant accounting policies are more fully described in Note 3 to our financial statements included with this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplemental Data.

ADIAL PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant accumulated deficit, incurred recurring losses and needs to raise additional funds to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 3 and Note 5, the accompanying consolidated financial statements reflect retrospective application of the reverse stock split and of the discontinued operations.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

We have served as the Company’s auditor since 2017.

Marlton, New Jersey

April 1, 2024

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,827,082	$4,001,794
Prepaid expenses and other current assets	371,597	349,441
Current assets of discontinued operations	—	428,700
Total Current Assets	3,198,679	4,779,935

Intangible assets, net	3,913	4,477
Equity method investment	1,534,013	—
Assets of discontinued operations	—	948,392
Total Assets	$4,736,605	$5,732,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103,325	$276,410
Accounts payable, related party	24,062	—
Accrued expenses	477,747	963,327
Accrued expenses, related party	47,942	175,000
Other current liabilities	—	10,387
Current liabilities of discontinued operations	—	365,742
Total Current Liabilities	653,076	1,790,866

Long-term Liabilities:
Long-term liabilities of discontinued operations	—	665,444
Total Liabilities	$653,076	$2,456,310

Commitments and contingencies – see Note 9

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2023 and 2022	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 1,663,421 and 1,067,491 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,663	1,067
Additional paid in capital	72,879,738	66,949,958
Accumulated deficit	(68,797,872)	(63,674,531)
Total Stockholders’ Equity	4,083,529	3,276,494
Total Liabilities and Stockholders’ Equity	$4,736,605	$5,732,804

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Operating Expenses:
Research and development	$1,267,077	$1,950,308
General and administrative	5,620,870	8,909,167
Total Operating Expenses	6,887,947	10,859,475
Loss From Operations	(6,887,947)	(10,859,475)
Other Income (Expense)
Interest income	69,779	63,338
Loss on equity method investment	(193,884)	—
Other income	10,162	—
Total other income (expense)	(113,943)	63,338
Loss Before Provision For Income Taxes	(7,001,890)	(10,796,137)
Income tax benefit	—	—
Loss from Continuing Operations	(7,001,890)	(10,796,137)
Income (loss) from discontinued operations, net of taxes, including gain on disposal of $2,624,798	1,878,549	(1,935,279)
Net Loss	$(5,123,341)	$(12,731,416)

Loss per share from continuing operations, basic and diluted	$(4.91)	$(10.78)
Income (loss) per share from discontinued operations, basic and diluted	$1.32	$(1.93)
Net loss per share, basic and diluted	$(3.60)	$(12.71)
Weighted average shares, basic and diluted	1,424,661	1,001,505

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	837,868	$838	$54,450,088	$(50,943,115)	$3,507,811
Stock-based compensation	—	—	2,101,210	—	2,101,210
Stock-based compensation, common stock issued for services	62,133	62	1,273,221	—	1,273,283
Sale of common stock	92,890	93	9,123,648	—	9,123,741
Warrant exercises	74,600	74	1,791	—	1,865
Net loss	—	—	—	(12,731,416)	(12,731,416)
Balance, December 31, 2022	1,067,491	$1,067	$66,949,958	$(63,674,531)	$3,276,494
Stock-based compensation	—	—	1,232,691	—	1,232,691
Stock-based compensation, common stock issued for services	48,580	49	513,638	—	513,687
Issuance of commitment shares	7,983	8	51,893	—	51,901
Redemption of fractional shares	(199)	(1)	(1,660)	—	(1,661)
Sale of common stock	93,694	94	749,849	—	749,943
Sale of warrants	—	—	3,383,312	—	3,383,312
Warrant exercises	445,872	446	57	—	503
Net loss	—	—	—	(5,123,341)	(5,123,341)
Balance, December 31, 2023	1,663,421	$1,663	$72,879,738	$(68,797,872)	$4,083,529

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(7,001,890)	$(10,796,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,746,378	3,374,493
Amortization of intangible assets	564	564
Cost of Commitment shares issued	51,901	—
Loss on equity method investment	193,884	—
Changes in operating assets and liabilities:
Prepaid research and development	—	9,931
Prepaid expenses and other current assets	(22,156)	40,060
Accrued expenses	(485,580)	(1,413,603)
Accrued expenses, related party	(127,058)	175,000
Accounts payable and other current liabilities	(183,473)	15,826
Accounts payable, related party	24,062	—
Net cash used in operating activities – continuing operations	(5,803,368)	(8,593,866)
Net cash used in discontinued operations	(1,003,441)	(2,592,119)
Net cash used in operating activities	(6,806,809)	(11,185,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase consideration received for sale of assets	1,500,000	—
Net cash provided by investing activities	1,500,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offerings	749,943	9,123,741
Net proceed from warrant offerings	3,383,312
Proceeds from warrant exercises	503	1,865
Redemption of fractional shares	(1,661)	—
Net cash provided by financing activities	4,132,097	9,125,606

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,174,712)	(2,060,379)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	4,001,794	6,062,173

CASH AND CASH EQUIVALENTS-END OF YEAR	$2,827,082	$4,001,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Equity consideration received for sale of Purnovate	$1,727,897	—

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (“Adial”) was converted from a limited liability company formed on November 23, 2010 in the Commonwealth of Virginia under the name ADial Pharmaceuticals, LLC, to a corporation and reincorporated in Delaware on October 1, 2017. Adial is presently engaged in the development of medications for the treatment or prevention of addictions and related disorders.

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was formed on January 26, 2021 to acquire, having been formed as Purnovate, LLC in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. On January 27, 2023, the Company entered into an option agreement for the acquisition of Purnovate’s assets and business with Adovate, LLC (“Adovate”), a Virginia limited liability company that was formed and majority owned by a then Director of the Company and then CEO of Purnovate and was therefore a related party. On May 8, 2023, Adovate sent a letter to the Company exercising its option effective May 16, 2023 for the purchase of the assets and business of the Company’s wholly owned subsidiary, Purnovate, Inc. and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to the Company the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023, a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, effective as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a Letter Agreement which stated that Adovate acquired the assets of Purnovate effective as of June 30, 2023, pursuant to the Bill of Sale. On September 18, 2023, the parties executed a final acquisition agreement which memorialized the terms of the sale of the Purnovate assets to Adovate pursuant to the Option Agreement and Bill of Sale. See Note 4 for additional information.

In June of 2022, the Company released data from its ONWARD™ Phase 3 pivotal trial of its lead compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Authority (“EMA”) have indicated they will accept heavy-drinking-based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. The Company has scheduled meetings with the FDA and national medicines authorities in Europe to determine the path toward approval. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these consolidated financial statements. The Company has a significant accumulated deficit, incurred recurring losses, and needs to raise additional funds to sustain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the recently announced results of its ONWARD Phase 3 trial, the Company has scheduled meetings with the FDA and various European national authorities to discuss the appropriate next steps towards the expeditious development of AD04 and to seek product approval. The results of these meetings may materially change the Company’s expectations concerning the expected development cost of AD04. The Company has sold its Purnovate programs to a company formed for that purpose, reduced the Company’s operating expenses and provided approximately $1.5 million in working capital through that third party’s payment of $450 thousand in option exercise fees and a total $1.05 million in cost reimbursements owed pursuant to the Agreement. In October of 2023, the Company sold warrant for net proceeds of approximately $3.4 million. Nonetheless, the Company will require additional capital. There is no certainty that the Company will be able to access additional capital on acceptable terms, if at all, to continue operations after whatever funds are received from the buyer are expended. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to commercialization of AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires Company management to make estimates and assumptions the affect the amounts of assets and liabilities at the date of these consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results might differ from these estimates.

Significant items subject to such estimates and assumptions include accruals associated with third party providers supporting clinical trials, income tax asset realization, and the valuation of equity method investments.

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

Reverse Stock Split

On August 4, 2023, the Company effected a reverse stock split of its outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. The shares authorized for issue under the Company’s charter remained 50,000,000 common stock. All references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2023 and 2022 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the years ended December 31, 2023 and 2022 were as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2023	2022
Warrants to purchase common shares	3,251,008	483,834
Common Shares issuable on exercise of options	152,194	172,679
Unvested restricted stock awards	26,664	43,333
Total potentially dilutive Common Shares excluded	3,429,866	699,846

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2023, the Company exceeded FDIC insurance limits by approximately $927,000 and held approximately $1.6 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with maturity dates less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2022, the Company did not exceed FDIC insurance limits but held approximately $3.8 million in non-FDIC insured cash equivalent investments.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 (Topic 740), Improvements to income tax disclosures, which enhances the disclosure requirements for the income tax rate reconciliation, domestic and foreign income taxes paid, requiring disclosure of disaggregated income taxes paid by jurisdiction, unrecognized tax benefits, and modifies other income tax-related disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

The FASB has recently issued various other updates, most of which represented technical corrections to the accounting literature or application to specific industries. Management does not expect these updates to have a material impact on the Company’s financial position, results of operations or cash flows.

4 — SALE OF PURNOVATE

On January 27, 2023, the Company entered into an option agreement for the acquisition of Purnovate’s assets and business with Adovate, LLC (“Adovate”). On May 8, 2023, Adovate sent a letter to the Company exercising its option effective May 16, 2023 for the purchase of the assets and business of the Company’s wholly owned subsidiary, Purnovate, Inc. and made payment of the $450,000 in fees due on exercise. Effective June 30, 2023, Adovate issued to the Company the equity stake in Adovate due on exercise of the option agreement. On August 17, 2023, a Bill of Sale, Assignment and Assumption Agreement (“Bill of Sale”) was executed between Purnovate and Adovate, transferring the Purnovate assets to Adovate, effective as of June 30, 2023. On August 17, 2023, Purnovate and Adovate also entered into a Letter Agreement which stated that Adovate acquired the assets of Purnovate effective as of June 30, 2023, pursuant to the Bill of Sale. On September 18, 2023, the parties executed a final acquisition agreement which memorialized the terms of the sale of the Purnovate assets to Adovate pursuant to the Option Agreement and Bill of Sale. The CEO, founder, and a major equity holder of Adovate is a former director and the former CEO of the Company, but ceased to be a related party on resigning as a director on September 18, 2023.

Under the terms of the option agreement, upon the exercise of the option Adovate became liable for reimbursement of all Purnovate operating expenses incurred and paid after December 1, 2022, such reimbursement to be paid within thirty days of execution of the final acquisition agreement with the Company holding a security interest in the assets of Adovate until the expense reimbursement is paid in full. On June 30, 2023, September 20, 2023, and December 8, 2023, payments totaling of $1,050,000 for the reimbursement of previously incurred Purnovate project costs were paid to the Company by the buyer of Purnovate. On June 30, 2023, Adovate issued to the Company a 19.9% equity stake in Adovate as part of consideration owed, which the Company valued at $1,727,897 (see Note 6). Consideration paid by Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. No value has been imputed to these contingent payments on the Company’s balance sheet, since it is at present less likely than not that such payments will ever be made. On execution of the final asset purchase agreement, the Company recognized a charge of $37,276 on adjustment of the final expense reimbursement due from its previous estimate, which was recognized as an expense of discontinued operations. Total consideration paid or receivable is $3,227,897. The gain on the sale of Purnovate has been classified as income from discontinued operation.

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

5 — DISCONTINUED OPERATIONS

The business of the Company’s wholly owned subsidiary, Purnovate, Inc., was sold during the year ended December 31, 2023 (see Note 4). As a result, all the assets and liabilities and the operating results of Purnovate, Inc. have been classified as discontinued operations.

Assets and liabilities included within discontinued operations on the Consolidated Balance Sheets at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Prepaid research and development	—	428,700
Total Current Assets	—	428,700

Fixed Assets, net	—	50,424
Acquired in-process research and development	—	455,000
Right-to-use Asset	—	193,997
Goodwill	—	248,971
Total non-current assets	—	948,392
Total Assets	$—	$1,377,092

LIABILITIES
Current Liabilities:
Accounts payable	$—	$117,424
Accrued expenses	—	191,490
Lease liability, current	—	56,828
Total Current Liabilities		365,742

Long-term Liabilities:
Contingent liabilities	—	492,000
Lease liability, non-current	—	150,547
Deferred tax liability	—	22,897
Total long-term liabilities	—	665,444
Total Liabilities	$—	$1,031,186

Income from discontinued operations, net of tax for the years ended December 31, 2023 and 2022 are as follows:

	For the Year Ended
	December 31,
	2023	2022
Operating Expenses:
Research and development expenses	$260,748	$2,226,690
General and administrative expenses	471,326	230,962
Total Operating Expenses	732,074	2,457,652

Loss From Operations	(732,074)	(2,457,652)

Other Income (Expense)
Interest expense	(175)	(129)
Change in value of contingent liability	(14,000)	522,000
Total other income (expense)	(14,175)	521,871

Loss before provision for income taxes	(746,249)	(1,935,781)
Income tax benefit (expense)	—	502

Loss from discontinued operations, net of tax	(746,249)	(1,935,279)
Gain on sale	2,624,798	—
Gain (loss) from discontinued operations, net of gain on sale	$1,878,549	$(1,935,279)

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

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis. Adovate’s summary balance sheet information as of September 30, 2023 is below:

Current Assets	$524,318
Non-current assets	$3,368,533
Current liabilities	$813,371
Non-current liabilities	$521,592

Results for Adovate’s operations in the three months ended September 30, 2023 are summarized below:

Revenues	$—
Costs and expenses	963,780
Loss from operations	(963,780)
Other loss	(10,512)
Net loss	$(974,292)

The Company held a weighted average of 19.9% of Adovate’s equity in the period from issuance to September 30, 2023. The Company recognized an expense of $193,884, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the from issuance to September 30, 2023. At December 31, 2023, the Company held 18.4% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate in the year ended December 31, 2023 is summarized in the following table:

Equity investment carrying amount at January 1, 2023	$—
Fair value of equity method investment at issue	1,727,897
Portion of operating losses recognized	(193,884)
Equity investment carrying amount at December 31, 2023	$1,534,013

At December 31, 2023, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Clinical research organization services and expenses	$—	$123,386
Employee compensation	421,365	761,509
Pre-clinical and manufacturing expenses	50,566	5,816
Legal and consulting services	5,816	72,616
Total accrued expenses	$477,747	$963,327

8 — RELATED PARTY TRANSACTIONS

In January 2011, the Company entered into an exclusive, worldwide license agreement with The University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group (the “UVA LVG”) for rights to make, use or sell licensed products in the United States based upon patents and patent applications made and held by UVA LVG (the “UVA LVG License”). The Company is required to pay compensation to the UVA LVG, as described in Note 11. A certain percentage of these payments by the Company to the UVA LVG may then be distributed to the Company’s former Chairman of the Board who currently serves as the Company’s Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

On July 1, 2023, the Company executed a shared services agreement with Adovate, Inc., in which the Company holds a significant equity stake (see Note 6), for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment. At December 31, 2023, the Company had $24,062 in outstanding accounts payable and had recognized $7,942 of accrued expense associated with this agreement. In the year ended December 31, 2023 and 2022, the Company recognized $32,005 and zero dollars, respectively, in expenses associated with this agreement.

See Note 11 for related party vendor, consulting, and lease agreements. See Note 4 for a related party sale of business.

9 — STOCKHOLDERS’ EQUITY

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

On August 3, 2023, 20,550 shares of common stock were sold under the terms of the SEPA for cash proceeds $140,330.

Common Stock Issuances

On February 10, 2022, the Company, entered into a securities purchase agreement with an accredited institutional investor (“the Investor”) providing for the issuance of (i) 92,890 shares of the Company’s common stock, par value $0.001, (ii) pre-funded warrants to purchase up to 74,600 shares of common stock with an exercise price of $0.025 per share, which Pre-Funded Warrants are to be issued in lieu of shares of common stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and (iii) warrants, with a term of five years and six months from the date of issuance, to purchase an aggregate of up to 159,115 shares of common stock at an exercise price of $63.00 per share. The Company received net proceeds from the offering of $9,123,741 after deducting fees due to the placement agent and the Company’s transaction expenses. On June 8, 2022, all of the pre-funded warrants issued on February 10, 2022 were exercised for proceeds of $1,865, resulting in issuance of 74,600 shares common stock.

During the year ended December 31, 2022, the Company issued 18,800 shares of common stock at a cost of $818,350 to consultants for services rendered.

During the year ended December 31, 2022, the Company issued employees 50,000 shares of common stock as bonuses, of which 40,000 remain outstanding. The first issuance of 10,000 shares was forfeited on the termination of the employment of the recipient. The second issuance of 40,000 shares are subject to forfeiture for nominal consideration to Company on termination of the employee, and vest on the following schedule: 1/6 of the issued shares vesting six months from date of issue, then 1/12 vesting at the end of each subsequent three month period, the entire grant being vested three years from date of issue. On December 31, 2023, 13,335 uncancelled shares were vested and 26,665 shares remained subject to repurchase.

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

On June 20, 2023, warrants to purchase 432 shares at an exercise price of $0.13 per share were exercised for total proceeds of $58.

On October 19, 2023, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) pre-funded warrants to purchase up to 1,418,440 shares of the Company’s common stock, par value $0.001 at an exercise price of $0.001 per share, (ii) series A warrants to purchase up to 1,418,440 shares of the Company’s Common Stock at an exercise price of $2.82 per share, and (iii) series B warrants to purchase up to 1,418,440 shares of the Company’s Common Stock at an exercise price of $2.82 per share. The combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $2.819, for gross proceeds of $3,998,582, which was recognized as additional paid-in capital. The net proceeds to the Company from the Private Placement were approximately $3.4 million, after deducting placement agent fees and expenses and offering expenses payable by the Company. In addition, 85,106 warrants with an exercise price of $3.52 per share of common stock were issued to the placement agent. Pursuant to the terms of the purchase agreement, the Company was prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into common stock for a period commencing on October 19, 2023 and expiring January 15, 2024.

At December 31, 2023, the Purchaser had exercised Pre-Funded Warrants to purchase 445,440 shares of common stock for total proceeds of $445, leaving 973,000 Pre-fund Warrants outstanding. See Note 12 for subsequent exercise of the remaining Pre-Funded Warrants.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 70,000 shares. On September 29, 2023, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 500,000. At December 31, 2023 the Company had issued and outstanding 138,527 shares and 148,908 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 3,286 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 212,565 available for issue.

Stock Options

The following table provides the stock option activity for the years ended December, 2023 and 2022:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2021	143,411	7.80	$66.00	$50.50
Issued	29,265		42.50	34.75
Outstanding December 31, 2022	172,676	7.21	$62.00	$47.75
Issued	39,800			6.11
Cancelled	(60,282)		60.43	47.39
Outstanding December 31, 2023	152,194	7.02	$48.00	$36.72
Outstanding December 31, 2023, vested and exercisable	112,264	6.32	$58.12	$44.10

At December 31, 2023, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Fair Value per Share	$7.50	$14.75-50.00
Expected Term	5.75 years	6.0 years
Expected Dividend	$—	$—
Expected Volatility	107.88%	107.88-116.54%
Risk free rate	1.89%	1.89-3.26%

During the year ended December 31, 2023, 39,800 options to purchase shares of common stock were granted at a fair value of $243,157, an approximate weighted average fair value of $6.11 per option, to be amortized over a service a weighted average period of 3.0 years. As of December 31, 2023, $690,035 in unrecognized compensation expense will be recognized over a dollar weighted remaining service period of 2.03 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Research and development options expense	$206,042	230,627
Total research and development expenses	206,042	230,627
General and administrative options expense	1,026,649	1,870,583
Stock issued to consultants and employees	588,504	1,273,283
Cancellation of unvested stock issued to consultants and employees	(74,817)	—
Total general and administrative expenses	1,540,336	3,143,866
Total stock-based compensation expense	$1,746,378	$3,374,493

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)		Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2021	319,610	2.63		$120.50	$3.50
Issued	241,716			43.50
Exercised	(74,600)			$0.03
Outstanding December 31, 2022	486,726	3.04		$100.75	$0.25
Issued	4,347,743			1.93
Expired	(164,589)			149.32
Exercised	(445,872)			$0.001
Outstanding December 31, 2023	4,224,008	3.31	*	$7.76	$0.43

*	As the 973,000 pre-funded warrants outstanding on December 31, 2023 do not expire, they have been excluded from this calculation.

This table includes warrants to purchase 13,794 shares of common stock issued to consultants, including the 8,000 issued during the year ended December 31, 2022, with a total fair value of $263,195 at time of issue, calculated using the Black Scholes model assuming an underlying security values of $51.50, volatility rate of 107.88% risk-free rate of 1.71%, and an expected term of 6.5 years.

During the years ended December 31, 2023 and 2022, 445,872 and 74,600 warrants to purchase shares of common stock were exercised for total proceeds of $502 and $1,865, respectively.

10 — INCOME TAXES

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year ended
	December 31, 2023	December 31, 2022
Federal statutory rate	21.00%	21.00%
Stock options	(3.69)%	(4.85)%
Change in fair value of investment	(0.58)%	(0.00)%
Transaction expenses	(1.67)%	—
Other permanent items	1.25%	(0.41)%
State taxes	7.08%	3.93%
Increase in VA	(23.19)%	(19.67)%
Other	(0.20)%	0.00%
Effective tax rate	0.00%	0.00%

Tax expense (benefit) for the year ended December 31, 2023 is shown on the table below:

	Current	Deferred	Total
Federal	—	—	—
State and Local	—	—	—
Total	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2023 and 2022, respectively, are as follows:

Deferred Tax Assets & Liabilities (rounded)

	Deferred Tax Asset
	2023	2022
Net operating loss carry-forward	12,297,198	11,103,347
Accrued Expenses	101,758	157,869
Restricted stock	15,854	15,982
Section 174 R&D	1,116,665	442,373
Less: valuation allowance	(13,531,039)	(11,719,187)
Total tax assets	$437	$384
Fixed Asset	—	—
Intangible assets	(437)	(384)
ROU Assets	—	—
Total deferred tax labilities	$(437)	$(384)
Net deferred tax asset (liability)	$—	$—

The Company has a net operating loss carry-forward of $47.3 million for Federal and of $50.2 million state tax purposes at December 31, 2023, that is potentially available to offset future taxable income. NOLS generated prior to 2018 will expire in 2037 and the 20- year carryover limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of Taxable income.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $13.5 million against the net deferred tax asset that is not realizable as of December 31, 2023.

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

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which they operate. In the normal course of business, the Company is subject to examination of Federal and state jurisdiction where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2023, open years related to the federal and state Jurisdictions are 2022, 2021, & 2020. The company has no open tax audits with any taxing authority as of December 31, 2023.

The Company had no uncertain tax positions at December 31, 2023.

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

During both the years ended December 31, 2023 and 2022, the Company recognized $40,000 minimum license royalty expenses under this agreement. At both December 31, 2023 and 2022, total accrued royalties and fees due to UVA LVG were $40,000, shown on balance sheet as accrued expenses, related party.

Grant Incentive Plan – Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s Chief Medical Officer and a related party, to secure grant funding for the Company. Under the Grant Incentive Plan, the Company will make a cash payment to the Dr. Johnson each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of December 31, 2023, no grant funding that would result in a payment to the Dr. Johnson had been obtained.

Consulting Agreement – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement has a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $435,000 and $416,200 in compensation expense in the years ended December 31, 2023 and 2022, respectively.

Consulting Agreement – Related Party

On October 24, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director of Company, is the founder and principal of Keswick Group, LLC, therefore Orbytel was considered a related party. Statement of work #1 (“SOW #1”), executed with the MSA, committed the Company to $209,250 in payments. During the years ended December 31, 2023 and 2022, the Company recognized $57,750 and $151,500 in expenses, repectively, under SOW #1.

Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “MSA”) with the Keswick Group, LLC for provision of consulting services. Tony Goodman, a director, is the founder and principal of Keswick Group. Under the terms of this agreement, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. In addition, should the Company execute a material partnering agreement on or before December 15, 2023, Keswick Group will be granted 4,000 shares of common stock. In the year ended December 31, 2023, the Company recognized $216,713 in expenses associated with this agreement. See Note 12 for an added statement of work under this MSA.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 30 months. These agreements, in aggregate, commit the Company to approximately $152 thousand in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2023, the Company did not have any pending legal actions.

12 — SUBSEQUENT EVENTS

On January 17, 2024, we entered into a Statement of Work #2 (“SOW#2”) to the Services Agreement, with The Keswick Group, LLC, pursuant to which Tony Goodman, a director, agreed to serve as our Chief Operating Officer at a compensation of $25,000 per month and devote no less than 75% of his business time to performing this role.

On February 13, 2024, pre-funded warrants for the purchase of 184,000 shares of common stock were exercised for total proceeds of $184.

On February 14, 2024, pre-funded warrants for the purchase of 789,000 shares of common stock were exercised for total proceeds of $789. After this exercise, no pre-funded warrants remained outstanding.

On March 1, 2024, warrants for the purchase of 268,440 shares of common stock with an exercise fee of $2.82 per share were exercised for total gross proceeds of $756,732.

On March 1, 2024, Adial Pharmaceuticals, Inc. entered into a warrant inducement agreement with a certain holder of the Company’s warrants to purchase shares of the Company’s common stock, par value $0.001 per share issued in a private placement offering that closed on October 24, 2023. Pursuant to the inducement agreement, the holder of the existing warrants agreed to exercise for cash the existing warrants to purchase up to approximately 1,150,000 shares of common stock, at an exercise price of $2.82 per share. The transactions contemplated by the inducement agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

In consideration of the holder’s immediate exercise of the existing warrants and the payment of $0.125 per warrant in accordance with the inducement agreement, the Company issued unregistered Series C warrants to purchase 2,300,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) to the holder of existing warrants.

On March 25, 2024, the Company issued 205,000 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share to employees and directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and the our Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective.

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

Remediation Plan for Existing Material Weakness

Management continues to take steps to remediate the weaknesses described above. Management has engaged consulting services to ameliorate those material weaknesses stemming from its small number of personnel, in particular consultants with significant GAAP experience and IT security experts. Management is committed to additional remediation steps, including formal risk assessment, improved documentation the Company’s controls, and redesign of inadequate approval processes, as resources permit.

Limitations on the Effectiveness of Controls

We have not yet retained sufficient staff with appropriate experience in U.S. GAAP, especially of complex instruments and transactions, to devise and implement effective disclosure controls and procedures, or appropriate internal controls over financial reporting. We will be required to expend time and resources hiring and engaging additional staff with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business. However, we have engaged outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to support our efforts towards maintaining effective disclosure controls and procedures, and internal controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which consists of Kevin Schuyler and Tony Goodman, whose term will expire at our annual meeting of stockholders to be held in 2025;

●	Class II, which consists of Robertson H. Gilliland and Cary Claiborne, whose terms will expire at our annual meeting of stockholders to be held in 2026; and

●	Class III, which consists of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2024.

At each annual meeting of stockholders, the successors to directors whose terms then expire will serve until the third annual meeting following their election and until their successors are duly elected and qualified. The authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed between the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
Cary J. Claiborne, MBA	63	Chief Executive Officer, President and Director
Tony Goodman	59	Chief Operating Officer and Director
Joseph Truluck, MBA	45	Chief Financial Officer
Bankole A. Johnson, DSc, MD	63	Chief Medical Officer
Robertson H. Gilliland, MBA	43	Director
J. Kermit Anderson	74	Director
James W. Newman, Jr.	81	Director
Kevin Schuyler, MBA, CFA	55	Director, Chairman of the Board, Lead Independent Director

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

Cary J. Claiborne, Chief Executive Officer, President, and Director

Cary J. Claiborne has served as our Chief Executive Officer since August 18, 2022, our Chief Operating Officer from December 2021 to August 18, 2022 and a director since November 2021. In December 2021, Mr. Claiborne was appointed to the board of directors of NeuroSense Therapeutics, a Nasdaq-listed clinical-stage biopharmaceutical company, focusing on the discovery and development of targeted innovative therapeutics for neurodegenerative diseases, where he also serves as Chairman of the audit committee. In July 2022, Mr. Claiborne was appointed to the board of directors of LadRX Corporation (fka CytRx Corporation), a biopharmaceutical company focused on discovering and developing new cancer therapeutics, where he also serves as Chairman of the compensation committee. In November 2022, Mr. Claiborne was appointed to the board of directors of VirginiaBio.

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

Joseph Truluck, Chief Financial Officer, Treasurer, and Secretary

Joseph Truluck has served as our Chief Financial Officer since June 2017 and our Treasurer and served as our Secretary from October 2017 until September 27, 2021, and from May 2016 until his appointment as our Chief Operating Officer, as our VP Operations and Finance. From January 2013 to December of 2019, Mr. Truluck served as the VP Operations and Finance at Adenosine Therapeutics, LLC after the company reacquired its major drug development program. As VP Operations and Finance, at Adenosine Therapeutics, Mr. Truluck oversaw the operations of the business, including seeing to completion a project to merge and analyze two partially completed Phase 3 trials to constitute a single trial. From April 2005 to July 2009, Mr. Truluck served as the Operations Manager of Adenosine Therapeutics until its purchase in August 2008 by Clinical Data. After the purchase of Adenosine Therapeutics’ operations by Clinical Data, Mr. Truluck went on to gain an MBA from Tulane University with a concentration in Finance. In addition to his MBA at Tulane, Mr. Truluck earned an MA in Philosophy at the University of Virginia, with a thesis in the philosophy of language.

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

Tony Goodman, Chief Operating Officer and Director

Tony Goodman has served as a director since July 2017 and began providing consulting services to us in March 2023. He was appointed as our Chief Operating Officer on January 18, 2024. Mr. Goodman’s career spans over 23 years in Pharma and Biotech. Mr. Goodman is the Founder/Managing Director of Keswick Group, LLC, a Biotech Strategic Commercial and Business Development Advisory Firm. On January 17, 2024, Mr. Goodman began serving as the Chief Operating Officer of Adial Pharmaceuticals, Inc. From October 2014 until February 2017, he served as the Chief Business Development Officer of Indivior PLC, a FTSE 500 listed company and a member of the executive team which brought Indivior public as a demerger from Reckitt Benckiser Pharmaceuticals, Inc. Mr. Goodman held many leadership positions at Reckitt Benckiser Pharmaceuticals from October 2009 until October 2014 that include: Global Director, Strategy and Commercial Development; Global Head, Category Development; and Director of US Commercial Managed Care. Mr. Goodman has also served as the Director of Strategic Marketing and Business Development at PRA International and Group Product Manager, Marketing and Director of the Managed Health Strategies Group at Purdue Pharmaceuticals L.P. Mr. Goodman graduated from Marshall University, with a degree in Business Administration and completed the requirements of a Full Board Executive with the National Association of Corporate Directors (“NACD”).

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

Kevin Schuyler, CFA, Chairman of the Board of Directors, Lead Independent Director

Kevin Schuyler has served as our non-executive Chairman of the Board since August 2022, our director since April 2016 and is our Lead Independent Director. From April 2016 to August 2022, he served as our Vice Chairman of the board of directors. He currently serves as a director of Twin Vee PowerCats Co., a Nasdaq-listed designer, manufacturer, distributor, and marketer of power sport catamaran boats based in Fort Pierce, Florida for over 27 years, where he also serves as Chairman of the audit committee, and a director of ForzaX1, Inc, a Nasdaq-listed developer of electric sport boats with a mission to inspire the adoption of sustainable recreational boating, where he also serves as Chairman of the audit committee. Mr. Schuyler is also senior managing director at CornerStone Partners, a full-service institutional CIO and investment office located in Charlottesville, Virginia, with approximately $13 billion under management. Prior to joining CornerStone Partners in 2006, he held various positions with McKinsey & Company, Louis Dreyfus Corporation and The Nature Conservancy. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC.

We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Board Composition and Election of Directors

Our board of directors consists of six members: Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, James Newman, Kevin Schuyler, and Cary Claiborne. Our board of directors has undertaken a review of its composition and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Kermit Anderson, Robertson Gilliland, James Newman, and Kevin Schuyler is “independent” under the applicable rules of the SEC and Nasdaq and that each of Mr. Claiborne and Mr. Goodman are not “independent” as defined under such rules. In making such determination, our board of directors considered the relationship that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Messrs. Claiborne and Goodman are not independent directors under these rules because Mr. Claiborne is our Chief Executive Officer and President and Mr. Goodman is our Chief Operating Officer, who previously served as a consultant prior to his appointment pursuant to the consulting arrangement that we entered into with him in March 2023.

Corporate Governance

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each o which and operates pursuant to a written charter, the full text of which are available on our website at www.adial.com. From time to time, the Board of Directors may also establish ad hoc committees to address particular matters.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Anderson, Gilliland, and Newman, each of whom has been determined by our board of directors to be independent under current Nasdaq rules and regulations. Mr. Anderson is the chair of the Compensation Committee. Our Compensation Committee’s responsibilities include, among others:

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

Code of Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including those officers responsible for financial reporting. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The code of conduct and ethics is available on our website at www.adial.com. The information that appears on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Delinquent Section 16(a) Reports

We had one delinquent Form 4 filing made by Bankole Johnson on June 2, 2023.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2023 and 2022 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonuses		Option & Stock Award(s)		All Other Compensation		Total
Cary Claiborne	2023	$465,625	$190,000	(1)	$73,314	(2)	$72,682	(3)	$801,621
Chief Executive Officer and Member of the Board of Directors	2022	$356,722	$181,050	(4)	$600,862	(5)	$58,354	(6)	$1,196,988

Joseph A. M. Truluck	2023	$276,250	$70,000	(7)	$30,547	(8)	$12,236	(9)	$389,033
Chief Financial Officer	2022	$267,500	$67,894	(10)	$162,920	(11)	$12,200	(12)	$510,540

Bankole A. Johnson	2023	$435,000	$–		$–		$–		$435,000
Chief Medical Officer	2022	$416,200	$–		$57,022	(13)	$16,200	(14)	$489,422

(1)	Comprised of a $190,000 cash bonus payment earned in 2023 and paid in 2024.

(2)	The fair value of 12,000 options to purchase shares of common stock at an exercise price of $7.50 per share issued on May 23, 2023 at a fair value of $6.11 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(3)	Includes (i) the payment of $28,721 of medical, dental, life, and disability insurance premiums, (ii) $13,200 of matched 401(k) contributions, (iii) $30,000 cash fee for services as a Director, and (iv) $761 of reimbursed telephone expenses.

(4)	Comprised of $54,000 in cash and $127,050 market value of unrestricted shares of common stock. Bonus earned in 2022, paid in 2023.

(5)	Includes the value of 40,000 shares issued on August 18, 2022 on accession as CEO with a market value on issue of $15.34 per share. Also includes the fair value of 267 options to purchase shares of common stock at an exercise price of $40.75 per share issued for service as a director on November 2, 2021 at a fair value of $63.25 per option. All options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	Includes (i) the payment of $20,433 of medical and dental insurance premiums, (ii) $12,200 of matched 401(k) contributions, $24,913 cash fee for services as a Director, and (iv) $808 of reimbursed telephone expenses.

(7)	Comprised of a $70,000 cash bonus payment earned in 2023 and paid in 2024.

(8)	The fair value of 5,000 options to purchase shares of common stock at an exercise price of $7.50 per share issued on May 23, 2023 at a fair value of $6.11 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(9)	Comprised of (i) $11,163 in matched 401(k) contributions and (ii) $1,073 in life and disability insurance premiums.

(10)	Comprised of $20,250 in cash and $47,644 market value of unrestricted shares of common stock. Bonus earned in 2022, paid in 2023.

(11)	Includes the fair value of 4,000 options to purchase shares of common stock at an exercise price of $50.00 per share issued on February 23, 2022 at a fair value of $40.75 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(12)	Comprised of $12,200 in matched 401(k) contributions.

(13)	Includes the fair value of 1,400 options to purchase shares of common stock at an exercise price of $50.00 per share issued on February 23, 2022 at a fair value of $40.75 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(14)	Comprised of $16,200 for an office allowance.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2023)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2023:

Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Cary Claiborne	1,800	600	(6)	$78.25	11/1/31
Chief Executive Officer and	3,611	1,589	(7)	$66.00	12/7/31
Member of the Board of Directors	170	96	(8)	$50.00	2/23/32
	2,667	9,333	(9)	$7.50	5/22/33

Joseph Truluck	1,205	—	(1)	$142.47	6/30/27
Chief Financial Officer	7,200	—	(2)	$84.75	3/9/29
	8,000	—	(3)	$36.00	3/3/30
	4,861	139	(5)	$77.75	2/8/31
	2,556	1,444	(8)	$50.00	2/23/32
	1,111	3,889	(9)	$7.50	5/22/33

Bankole Johnson	223	—	(1)	$142.47	6/30/27
Chief Medical Officer	10,000	—	(10)	$75.25	3/10/29
	894	506	(8)	$50.00	2/23/32
	356	1,644	(9)	$7.50	5/22/33

(1)	One thirty-sixth (1/36) of these options vested on the date of grant, June 30, 2017, with an additional one thirty-sixth vesting on the first day of each subsequent month. At the date of this filing, these grants are fully vested.

(2)	One thirty-sixth (1/36) of these options vested on the date of grant, March 9, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month. At the date of this filing, these grants are fully vested.

(3)	One thirty-sixth (1/36) of these options vested on the date of grant, March 3, 2020, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(4)	One thirty-sixth (1/36) of these options vested on the date of grant, March 25, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(5)	One thirty-sixth (1/36) of these options vested on the date of grant, February 8, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(6)	One thirty-sixth (1/36) of these options vested on the date of grant, November 2, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(7)	One thirty-sixth (1/36) of these options vested on the date of grant, December 7, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(8)	One thirty-sixth (1/36) of these options vested on the date of grant, February 23, 2022, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(9)	One thirty-sixth (1/36) of these options vested on the date of grant, May 23, 2023, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(10)	One thirty-sixth (1/36) of these options vested on the date of grant, March 10, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

On March 25, 2024, the Compensation Committee awarded Messrs. Claiborne and Truluck options to purchase 60,000 and 25,000 shares of common stock, respectively at an exercise price of $1.35 per share issued on March 25, 2024.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report on Form 10-K as an exhibit.

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Claiborne and Truluck.

In connection with the appointment of Mr. Claiborne as Chief Operating Officer of the Company, we and Mr. Claiborne entered into a three-year employment agreement (the “Claiborne Employment Agreement”). Pursuant to the terms of the Claiborne Employment Agreement, Mr. Claiborne received an annual base salary of $304,000, had a target bonus opportunity equal to 40% of his base salary and devoted no less than 80% of his business time to the affairs of the Company. On August 22, 2022, Mr. Claiborne was appointed Chief Executive Officer by the Board of Directors, at which time his employment agreement was amended to increase his annual base salary to $450,000 and Mr. Claiborne agreed to devote substantially all his business time to the affairs of the Company. On execution of this agreement, Mr. Claiborne was also granted one million shares of common stock, said shares vesting monthly over a three year period. Mr. Claiborne’s annual salary is subject to increase at the discretion of the Board. The Board may, in its discretion, pay a portion of Mr. Claiborne’s annual bonus in the form of cash or equity or equity-based awards (or any combination thereof). Mr. Claiborne is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

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

In the event that Mr. Claiborne’s or Mr. Truluck’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Employment Agreement), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months in the case of Mr. Claiborne, or 6 months in the case of Mr. Truluck.

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

For purpose of each of the Claiborne EA and Truluck EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one -way driving distance by more than twenty -five (25) miles from the Executive’s then -current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Claiborne EA and Truluck EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the board of directors that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Claiborne EA and Truluck EA, “Change of Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the board of directors.

Effective upon the closing of our initial public offering, we entered into a five-year employment agreement with William B. Stilley to serve as our Chief Executive Officer, which agreement was amended on February 12, 2021 to extend the term of the agreement to March 31, 2026 (the “Stilley EA”). Under the Stilley EA, as amended on March 10, 2019 to increase his salary to $400,000 and further amended on February 12, 2021 and March 17, 2021, Mr. Stilley received an annual salary of $410,000 and had a target bonus opportunity equal to 40% of his salary. Mr. Stilley’s annual salary was subject to increase at the discretion of our board of directors. On August 22, 2022, Mr. Stilley was appointed by the Board to be Chief Executive Officer of the Company’s wholly owned subsidiary, Purnovate, Inc. At this time, his employment agreement was amended to make his annual salary equal to $260,000, which was to be increased to $430,000 at such time as Purnovate’s cash on hand is equal to three million dollars or more. Our board of directors could, in its discretion, pay a portion of Mr. Stilley’s annual bonus in the form of equity or equity-based compensation, provided that commencing with the year following the year in which a Change of Control (as defined in the Stilley EA) occurs, Mr. Stilley’s annual bonus was paid in cash. Mr. Stilley is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter). On January 27, 2023, we entered into an amendment to the Stilley EA, as amended, that (i) deleted the provision of the employment agreement that provided that the termination by Mr. Stilley of his employment on or before February 22, 2023 shall be deemed to be a termination by him for good reason and (ii) added a provision to the employment agreement providing that Mr. Stilley will not serve on a full time basis for us and may provide services to other businesses including Adovate. Effective May16, 2023, the Stilley EA was assumed by Adovate, LLC on exercise of Adovate’s option to purchase the business of Purnovate, Inc., leaving the Company with no obligations under the agreement. Mr. Stilley remained a member of the Board. On September 18, 2023, Mr. Stilley notified us of his decision to resign, effective at such date, from his position as a member of the Board and any other executive positions with us and our subsidiaries.

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

On March 15, 2023, we entered into a nine month consulting agreement with Tony Goodman (the “Goodman Consulting Agreement”), one of our directors. Pursuant to the terms of the Goodman Consulting Agreement, Mr. Goodman is to receive a cash payment of $22,000 per month and will receive a grant of 100,000 shares of Common Stock upon consummation of a partnering transaction if such transaction is consummated prior to December 31, 2024. On January 18, 2024, Mr. Goodman was appointed as our Chief Operating Officer. In such capacity, he will be paid compensation of $25,000 per month and will devote no less than 75% of his business time to performing this role.

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2023. Mr. Claiborne also served on our board of directors and received compensation as a result. The compensation for Mr. Claiborne as an executive officer and Director is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$47,000	—	$12,219	$—	—	—	$59,219
Robertson H. Gilliland, MBA	$41,000	—	$12,219	$—	—	—	$53,219
Tony Goodman	$33,000	—	$12,219	$—	—	—	$45,219
James W. Newman, Jr.	$44,000	—	$12,219	$—	—	—	$56,219
Kevin Schuyler, MBA, CFA	$48,000	—	$12,219	$—	—	—	$60,219

(1)	As of December 31, 2023, the following are the total outstanding number of option awards held by each of our non-employee directors, all awards having been made prior to January 1, 2024:

Name	Option Award (#)
J. Kermit Anderson	7,823
Robertson H. Gilliland, MBA	7,823
Tony Goodman	9,046
James W. Newman, Jr.	7,823
Kevin Schuyler, MBA, CFA	7,823

On March 25, 2024, directors were awarded options as follows, each option with an exercise price of $1.35 per share, each award vesting over a period of three years:

Name	Option Award (#)
J. Kermit Anderson	12,000
Robertson H. Gilliland, MBA	12,000
Tony Goodman	42,000
James W. Newman, Jr.	12,000
Kevin Schuyler, MBA, CFA	12,000

Directors receive cash compensation for their service as directors, including service as members of each committee on which they serve.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of directors, which plan was amended on February 12, 2021 with respect to directors’ compensation, which plan remained in effect in 2023:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$31,200	$16,000	$11,000	$8,000
Member	$24,000	$8,000	$6,000	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 29, 2024, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of March 29, 2024, we had 4,054,861 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before May 28, 2024, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 4870 Sadler Rd, Suite 300, Glen Allen, VA 23060.

Name and address of beneficial owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and named executive officers
Cary J. Claiborne (Chief Executive Officer, President, and Director)(1)	76,806	1.89%
Joseph Truluck (Chief Financial Officer)(2)	39,010	*
J. Kermit Anderson (Director)(3)	7,190	*
Robertson H. Gilliland, MBA (Director)(4)	7,190	*
Bankole Johnson, DSc, MD (Chief Medical Officer)(5)	32,994	*
James W. Newman, Jr. (Director)(6)	21,416	*
Kevin Schuyler, CFA (Director)(7)	14,288	*
Tony Goodman (Chief Operating Officer and Director)(8)	10,929	*

All current executive officers and directors as a group (8 persons)(9)	209,822	5.06%

*	less than 1%

(1)	Comprised of 60,799 shares of common stock and an option to purchase 16,007 shares of common stock which will vest within 60 days of March 29, 2024, which shares were part of total option grants to purchase 79,866 shares of our common stock.

(2)	Comprised of 10,605 shares of our common stock. Includes option to purchase 28,405 shares of common stock, which will vest within 60 days of March 29, 2023, which shares were part of a total option grant to purchase 55,405 shares of our common stock.

(3)	Includes option to purchase 7,190 shares of common stock which will vest within 60 days of March 29, 2023, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(4)	Includes option to purchase 7,190 shares of common stock which will vest within 60 days of March 29, 2023, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(5)	Includes (i) 5,929 shares of our common stock, owned by En Fideicomiso De Mi Vida 11/23/2010 (Trust); (ii) 3,720 shares of our common stock owned by En Fidecomiso de Todos Mis Suenos Grantor Retained Annuity Trust dated June 27, 2017; (iii) 8,041 shares of our common stock and a warrant to purchase 131 shares of our common stock having an exercise price of $190.86, both owned directly by Bankole A. Johnson; (iv) 892 shares of our common stock owned by En Fideicomiso De Mis Suenos 11/23/2010 (Trust); (v) 403 shares of our common stock owned by De Mi Amor 11/23/2010 (Trust); (vi) an aggregate of 372 shares of our common stock owned by Efunbowale Johnson, Ade Johnson, Lola Johnson, Lina Tiouririne, and Aida Tiouririne from whom Dr. Johnson has an voting proxy, (vi) 1,618 shares of our common stock owned by Medico-Trans Company, LLC. Medico-Trans Company, LCC is controlled by Bankole Johnson. Dr. Johnson is the Trustee of each Trust. Includes option to purchase 11,890 shares of common stock which will have been vested within 60 days of March 29, 2023, which shares were part of total option grants to purchase 13,223 shares of our common stock.

(6)	Includes (i) 6,117 shares of common stock, a warrant to purchase 216 shares of our common stock having an exercise price of $0.13 per share, and a warrant to purchase 198 shares of our common stock having an exercise price of $190.86 per share, all owned by Virga Ventures, LLC; (ii) 1,646 shares of our common stock and a warrant to acquire 94 shares of our common stock having an exercise price of $190.86 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 2,008 shares of our common stock and a warrant to acquire 47 shares of our common stock having an exercise price of $190.86 per share, both owned by Ivy Cottage Group, LLC.; (iv) 1,379 shares of our common stock, a warrant to acquire 108 shares of our common stock having an exercise price of $0.13 per share, and a warrant to acquire 28 shares of our common stock having an exercise price of $190.86 per share, all owned by Rountop Limited Partnership, LLP; (v) 1,385 shares of common stock held in a Roth IRA for the benefit of Mr. Newman; (vi) 800 shares of common stock owned directly by Mr. Newman, and (vii) 200 shares of common stock owned by Courtney Newman, daughter of Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes option to purchase 7,190 shares of common stock which will vest within 60 days of March 29, 2023, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(7)	Includes (i) 121 shares of our common stock, a warrant to acquire 78 shares of our common stock at an exercise price of $0.13 per share, and a warrant to acquire 46 shares of common stock at exercise price of $190.86, owned by Carolyn M. Schuyler, Mr. Schuyler’s wife, (ii) warrant to acquire 40 shares common stock at exercise price of $0.13 per share and warrant to acquire 345 shares common stock at exercise price of $190.86 per share, all owned by the Kevin William Schuyler 2020 Irrevocable Perpetuities Trust, for which Mr. Schuyler’s wife Carolyn M. Schuyler, is trustee, and (iii) 5,768 shares of common stock, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes option to purchase 7,190 shares of common stock which will vest within 60 days of March 29, 2023, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(8)	Includes 350 shares of our common stock. Mr. Goodman has also been granted an option to purchase 51,046 shares of our common stock, of which 10,579 are vested and exercisable within 60 days of March 29, 2023.

(9)	Includes all of the current directors, all of the named executive officers, and Dr. Johnson.

Changes In Control

None.

Equity Compensation Plan Information

See Part I, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of Adial Pharmaceuticals, Inc. and our audit committee is that all material transactions with a related-party and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by our audit committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to our company and our stockholders. In general, potential related-party transactions will be identified by our management and discussed with our audit committee at our audit committee’s meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to our audit committee with respect to each issue under consideration and decisions will be made by our audit committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our audit committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at www.adial.com under the heading “Investors—Corporate Governance.”

Related-Party Transactions

Except as disclosed below there were no related party transactions during the two years ended December 31, 2023 or the current year as of the filing of this annual report on form 10-K.

License with University of Virginia Patent Foundation

In January 2011, we entered into an exclusive, worldwide license agreement with the University of Virginia Patent Foundation, dba UVA Licensing and Ventures Group (“UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG. As consideration for the rights granted in the UVA LVG License, the we are obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, we paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or our sale, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had it sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by us to the UVA LVG may then be distributed to our former Chairman of the Board who currently serves as our Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time. During both the years ended December 31, 2023 and 2022, we recognized $40,000 minimum license royalty expenses under this agreement. At both December 31, 2023 and 2022, total accrued royalties and fees due to UVA LVG were $40,000, shown on our balance sheet as accrued expenses, related party.

Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson, the Chief Medical Officer (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2023, no grant funding that would result in a payment to the Plan Participant had been obtained.

Consulting Agreement

On March 24, 2019, we entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as our Chief Medical Officer. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones, the agreement to continue until terminated on 30 days notice by either party. We recognized $435,000 and $416,200 in compensation expense in the years ended December 31, 2023 and 2022, respectively, due to this agreement.

Orbytel Consulting Agreement

On October 24, 2022, we entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director, is the founder and principal of Keswick Group, LLC, therefore Orbytel was considered a related party. During the years ended December 31, 2023 and 2022, we recognized the remaining $57,750 and $151,500, respectively, in expenses under this agreement.

Purnovate Option Agreement

On January 27, 2023, the Company and Adovate, LLC (“Buyer”) entered into an Option Agreement (the “Option Agreement”) pursuant to which the Company granted to the Buyer an exclusive option for a period of one hundred twenty (120) days from the effective date of the Agreement (the “Option Term”) for Buyer or its designated affiliate to acquire all of the assets of Purnovate, a wholly owned subsidiary of the Company. William Stilley, who at the time was a director and Executive Vice President of the Company and Chief Executive Officer of Purnovate, served as the President of Buyer and is the principal stockholder of Buyer. As consideration for the Option Agreement, the Company and Mr. Stilley entered into an amendment to Mr. Stilley’s employment agreement, as amended (the “Stilley Amendment”), that (i) deleted the provision of the employment agreement that provided that the termination by Mr. Stilley of his employment on or before February 22, 2023 shall be deemed to be a termination by him for good reason and (ii) added a provision to the employment agreement providing that Mr. Stilley will not serve on a full time basis for the Company and may provide services to other businesses including Buyer. The Option Agreement also provides that the Buyer may elect to acquire all of the equity of Purnovate from the Company instead of purchase all of the assets of Purnovate.

The Buyer had the right to extend the Option Term for an additional thirty (30) consecutive day period by the payment of One Hundred Thousand Dollars ($100,000) to the Company prior to the end of the original Option Term, and Buyer could also extend the Option Term for another thirty (30) consecutive day period by the payment of Fifty Thousand Dollars ($50,000) to the Company prior to the end of the extended Option Term.

The Buyer has the right to exercise the Option by paying a cash exercise price of $150,000. Upon exercise of the Option, the Company will transfer to and Buyer was obligated to assume liabilities of Purnovate, including: (i) trade payables incurred for services or purchases by Purnovate exclusively for its research operations; (ii) any unpaid salaries of personnel on Purnovate’s payroll; and (iii) the lease for 1180 Seminole Trail, Suite 495, Charlottesville, VA 22901 (as modified). All other Purnovate liabilities, shall be retained by, or transferred to, the Company and any amounts owed by Purnovate to Company will be extinguished. The Company will be reimbursed by Buyer for any Purnovate expenditures incurred and paid commencing December 2022, to be paid within thirty (30) days of execution of the final acquisition agreement, and will hold a security interest in the assets of Buyer until the expense reimbursement is paid in full and the equity in Buyer described below is issued to Company.

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

On May 8, 2023, Adovate gave irrevocable notice of its exercise of the option (the “Option”) to acquire all of the assets and business of Purnovate under the Option Agreement. In connection with exercise of the Option, we received from Adovate a non-refundable option exercise fee and upfront payment of $450,000 and entered into an option exercise agreement with Adovate (the “Option Exercise Agreement”) providing that the exercise of the Option will be effective as of May 16, 2023 and that any Purnovate expenses incurred on or subsequent to May 16, 2023 will be the sole responsibility of Adovate.

On September 18, 2023, we entered into a final acquisition agreement (the “FAA”) with Adovate to memorialize the sale effective on June 30, 2023 (the “Sale”) to Adovate of the assets and business of Purnovate pursuant to the Option Agreement and Option Exercise Agreement. The FAA provides that the reimbursable expenses shall be set at $1,050,000, of which $350,000 was previously paid on June 30, 2023 to the Company by Adovate, $350,000 was to be paid within 48 hours following the execution of the FAA, which was paid and received on September 20, 2023, and $350,000 is to be paid in increments of 25% of each equity raise by Adovate within 72 hours following the receipt of such proceeds and in full by December 2, 2023. The FAA also provides for anti-dilution protection from future Adovate equity raises in order to maintain at least 15% ownership in Adovate. The anti-dilution protection expires upon Adovate receiving $4,000,000 in cumulative funding since January 27, 2023.

Master Services Agreement with The Keswick Group, LLC

Effective March 15, 2023, we entered in a master services agreement (the “Services Agreement”) with The Keswick Group, LLC, of which Tony Goodman is the founder and principal, pursuant to which The Keswick Group, LLC has agreed to serve as a business consultant to lead our partnering efforts for AD04 for nine months at a monthly fee of $22,000, with a performance bonus of 4,000 shares of our restricted common stock issuable upon our completion of a partnering agreement for AD04 through its efforts. The opportunity to earn the restricted stock performance bonus expires if a partnering agreement has not been completed before December 31, 2024. The Services Agreement may be terminated by either party upon thirty (30) days’ notice. In the year ended December 31, 2023, the Company recognized $216,713 in expenses associated with this agreement.

On January 17, 2024, we entered into a Statement of Work #2 (“SOW#2”) to the Services Agreement, with The Keswick Group, LLC, pursuant to which Mr. Goodman has agreed to serve in the capacity as our Chief Operating Officer at a compensation of $25,000 per month and devote no less than 75% of his business time to performing this role.

Adovate Shared Services Agreement

On July 1, 2023, we entered into a shared services agreement with Adovate, Inc., in which the Company holds a significant equity stake, for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment, and for the sharing of efforts of certain of our employees. In the year ended December 31, 2023 and 2022, the Company recognized $32,005 and zero dollars, respectively, in expenses associated with this agreement.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services.

Marcum LLP serves as our independent registered public accounting firm. Marcum was preceded by Friedman LLP, which merged with Marcum LLP.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2023 and 2022 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Audit Fees(1)	$300,825	$204,995
Tax Fees	—	—
Audit-Related Fees	—	—
Other Fees	—	—
	$300,825	$204,995

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Option Agreement for the Acquisition of Purnovate, Inc. by Adenomed, LLC dated as of January 27, 2023 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023)
2.2	Option Exercise Agreement, dated May 8, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 10, 2023)
2.3	Final Acquisition Agreement, dated September 18, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 21, 2023)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-38323), filed with the Securities and Exchange Commission on March 28, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4+	Option Agreement between ADial Pharmaceuticals, L.L.C and Tony Goodman, effective July 1, 2017 (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5+	Grant Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.6+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.7+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.9	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to Exhibit 4.20(a) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)

4.10	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to Exhibit 4.20(b) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.11	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.12	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.13	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.14	Form of Series A Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.15	Form of Series B Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.16	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.17	Description of Securities (Incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 22, 2021)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective October 21, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective May 18, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective March 27, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.5+	Form of Employment Agreement between the Company and William B. Stilley, III (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6+	Form of Employment Agreement between the Company and Joseph Truluck (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.7	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective August 15, 2017 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.9	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.10	Security Agreement dated June 6, 2018 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.11	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 19, 2018)

10.12+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William B. Stilley, III, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.13+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.14+	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 26, 2019)
10.15	Master Services Agreement and related statement of work, dated July 5, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 8, 2019)
10.16	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.17+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.18	Amendment to Statement of Work under Master Services Agreement dated December 12, 2019, by and between Adial Pharmaceuticals, Inc. and Psychological Education Publishing Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.19	Guaranty, dated December 12, 2019, executed by Dr. Bankole Johnson (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.20	Pledge and Security Agreement, dated December 12, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.21	Lock-Up Agreement, dated December 12, 2019 between Adial Pharmaceuticals, Inc., Bankole A. Johnson and certain entities controlled by Bankole A. Johnson (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 16, 2019)
10.22	Amendment No. 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 31, 2019)
10.23+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 6, 2020)
10.24+	Amendment No. 2 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-38323, filed with the Securities and Exchange Commission on July 21, 2020)
10.25	Equity Purchase Agreement, dated December 7, 2020, by and among Adial Pharmaceuticals, Inc., Purnovate, LLC, the members of Purnovate, LLC and Robert D. Thompson, as member representative (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 10, 2020)
10.26+	Offer Letter, dated December 14, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 17, 2020)
10.27	Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp. as successor-in interest to Purnovate, LLC, and Robert D. Thompson, as member representative, to the Equity Purchase Agreement, dated December 7, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2021)
10.28	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 15, 2021)
10.29	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 15, 2021)
10.30+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)

10.31+	Amendment to Executive Employment Agreement with Joseph Truluck, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.32+	Amendment to Executive Employment Agreement with William B. Stilley, III, effective as of March 17, 2021 (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 22, 2021)
10.33	Lockup Agreement Extension executed Dr. Bankole Johnson, dated April 5, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 9, 2021)
10.34	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on July 9, 2021)
10.35+	Amendment No. 3 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 29, 2021)
10.36	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2021)
10.37	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2021)
10.38+	Employment Agreement between Adial Pharmaceuticals, Inc. and Cary Claiborne, dated as of December 7, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 9, 2021)
10.39	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.40	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 14, 2022)
10.41+#	Amendment, dated March 22, 2022, to Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-38323), filed with the Securities and Exchange Commission on March 28, 2022)
10.42	Amendment to Employment Agreement, dated as of August 22, 2022, between Adial Pharmaceuticals, Inc. and Cary J. Claiborne (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 23, 2022)
10.43	Amendment to Employment Agreement, dated as of August 22, 2022, between Adial Pharmaceuticals, Inc. and William B. Stilley (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 23, 2022)
10.44*	Amendment, dated September 8, 2022, to Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole A. Johnson, dated March 24, 2019, as amended on March 22, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 13, 2022)
10.45	Amendment No. 4 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 13, 2022)
10.46	Amendment 6 to Employment Agreement effective as of the January 27, 2023 by and between Adial Pharmaceuticals, Inc. and William B. Stilley, III (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023)
10.47	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.48	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.49	Voting Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.50	Master Services Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21, 2023)
10.51	Purchase Agreement, dated as of May 31, 2023, by and between Adial Pharmaceuticals, Inc. and Alumni Capital LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 2, 2023)
10.52	Form of Securities Purchase Agreement, dated October 19, 2023, by and between Adial Pharmaceuticals, Inc. and the Purchaser signatory thereto* (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)

10.53	Form of Registration Rights Agreement, dated October 19, 2023, by and between Adial Pharmaceuticals, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
10.54	Amendment No. 5 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 6, 2023)
10.55	Statement of Work #2, dated January 17, 2024, to Master Services Agreement between Adial Pharmaceuticals, Inc. and The Keswick Group, LLC, dated March 15, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on January 18, 2024)
21.1#	List of Subsidiaries of Adial Pharmaceuticals, Inc.
23.1#	Consent of Marcum LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1#	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Instance Document.
104	Inline XBRL Taxonomy Extension Schema Document.

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
*	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The redacted information has been marked by brackets as [***]. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2024.

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

Signature	Title	Date

/s/ Cary Claiborne	Chief Executive Officer and President
Cary Claiborne	(Principal Executive Officer)	April 1, 2024

/s/ Joseph M. Truluck	Chief Financial Officer
Joseph M. Truluck	(Principal Financial and Accounting Officer)	April 1, 2024

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Chairman of the Board of Directors	April 1, 2024

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	April 1, 2024

/s/ Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	April 1, 2024

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	April 1, 2024

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	April 1, 2024