Form 10-Q
period 2024-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2024-08-13
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38323

ADIAL PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3074668
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

4870 Sadler Road, Suite 300 Glen Allen, VA	23060
Address of Principal Executive Offices	Zip Code

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

Number of shares of common stock outstanding as of August 12, 2024 was 6,403,381.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,288,048	$2,827,082
Prepaid research and development	346,754	—
Prepaid expenses and other current assets	188,600	371,597
Total Current Assets	3,823,402	3,198,679

Intangible assets, net	3,631	3,913
Equity method investment	1,121,670	1,534,013
Total Assets	$4,948,703	$4,736,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$316,726	$103,325
Accounts payable, related party	—	24,062
Accrued expenses	335,156	477,747
Accrued expenses, related party	20,000	47,942
Total Current Liabilities	671,882	653,076
Total Liabilities	$671,882	$653,076

Commitments and contingencies – see Note 9

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 4,293,681 and 1,663,421 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,292	1,663
Additional paid in capital	82,005,259	72,879,738
Accumulated deficit	(77,732,730)	(68,797,872)
Total Stockholders’ Equity	4,276,821	4,083,529
Total Liabilities and Stockholders’ Equity	$4,948,703	$4,736,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development expenses	$1,012,522	$429,896	$1,466,800	$795,512
General and administrative expenses	1,274,708	1,047,499	2,665,452	2,950,658
Total Operating Expenses	2,287,230	1,477,395	4,132,252	3,746,170

Loss From Operations	(2,287,230)	(1,477,395)	(4,132,252)	(3,746,170)

Other Income (Expense)
Interest income	51,404	19,426	74,207	48,318
Inducement expense	—	—	(4,464,427)	—
Loss on equity method investment	(222,472)	—	(412,343)	—
Other expenses	—	(51,901)	(43)	(51,901)
Total other income (expense)	(171,068)	(32,475)	(4,802,606)	(3,583)

Income (Loss) Before Provision For Income Taxes	(2,458,298)	(1,509,870)	(8,934,858)	(3,749,753)
Provision for income taxes	—	—	—	—
Loss from Continuing Operations	(2,458,298)	(1,509,870)	(8,934,858)	(3,749,753)
Income (loss) from discontinued operations, net of taxes, including gain on disposal of $2,662,074	—	2,597,674	—	1,931,721
Net Income (Loss)	$(2,458,298)	$1,087,804	$(8,934,858)	$(1,818,032)

Loss per share from continuing operations, basic and diluted	$(0.59)	$(1.33)	$(2.50)	$(3.42)
Income per share from discontinued operations, basic and diluted	$—	2.30	$—	$1.76
Net income (loss) per share, basic and diluted	$(0.59)	$0.96	$(2.50)	$(1.66)
Weighted average shares, basic and diluted	4,182,760	1,131,436	3,568,336	1,095,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,663,421	$1,663	$72,879,738	$(68,797,872)	$4,083,529
Equity-based compensation – stock option expense	—	—	177,003	—	177,003
Equity-based compensation – stock issuances to consultants and employees	—	—	48,987	—	48,987
Exercise of warrants	2,391,440	2,391	3,821,873	—	3,824,264
Inducement expense	—	—	4,464,427	—	4,464,427
Net loss	—	—	—	(6,476,560)	(6,476,560)
Balance, March 31, 2024	4,054,861	$4,054	$81,392,028	$(75,274,432)	$6,121,650
Equity-based compensation – stock option expense	—	—	153,391	—	153,391
Equity-based compensation – stock issuances to consultants and employees	—	—	48,987	—	48,987
Sale of common stock, net of transaction costs	238,820	238	410,853	—	411,091
Net loss	—	—	—	(2,458,298)	(2,458,298)
Balance, June 30, 2024	4,293,681	4,292	82,005,259	(77,732,730)	4,276,821

	Common Stock		Additional Paid In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	1,067,491	$1,067	$66,949,958	$(63,674,531)	$3,276,494
Equity-based compensation – stock option expense	—	—	397,442	—	397,442
Equity-based compensation – stock issuances to consultants and employees	—	—	62,135	—	62,135
Sale of common stock, net of transaction costs	73,144	73	609,540	—	609,613
Net loss	—	—	—	(2,905,836)	(2,905,836)
Balance, March 31, 2023	1,140,635	$1,140	$68,019,075	$(66,580,367)	$1,439,848
Equity-based compensation – stock option expense	—	—	310,263	—	310,263
Equity-based compensation – stock issuances to consultants and employees	48,580	49	427,268	—	427,317
Issuance of commitment shares	7,983	8	51,893	—	51,901
Warrant Exercise	432	1	57	—	58
Net income	—	—	—	1,087,804	1,087,804
Balance, June 30, 2023	1,197,630	$1,198	$68,808,556	$(65,492,563)	$3,317,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(8,934,858)	$(3,749,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	428,368	1,197,157
Issuance of commitment shares	—	51,901
Depreciation of intangible assets	282	282
Inducement expense	4,464,427	—
Change in value of equity method investment	412,343	—
Change in value of deferred tax liability	—	(1,690)
Changes in operating assets and liabilities:
Repaid research and development	(346,754)
Prepaid expenses and other current assets	182,997	258,072
Accrued expenses	(142,591)	(638,916)
Accrued expenses, related party	(27,942)	(155,000)
Accounts payable	213,401	(169,456)
Accounts payable, related party	(24,062)	—
Net cash used in continuing operating activities – continuing operations	(3,774,389)	(3,207,403)
Net cash used in discontinued operations	—	(985,856)
Net cash used in operating activities	(3,774,389)	(4,193,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase consideration received for sale of assets	—	800,000
Net cash provided by investing activities – continuing operations	—	800,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	411,091	609,613
Proceeds from warrant exercise	3,824,264	58
Net cash provided by financing activities – continuing operations	4,235,355	609,671

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	460,966	(2,783,588)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	2,827,082	4,001,794

CASH AND CASH EQUIVALENTS-END OF PERIOD	$3,288,048	$1,218,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Equity consideration received for sale of Purnovate	$—	$1,727,897
Reimbursement receivable in connection with sale of Purnovate	$—	$737,276

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

In July of 2022, the Company released data from its ONWARD™ Phase 3 pivotal trial of its compound AD04 (“AD04”) for the treatment of Alcohol Use Disorder. The U.S. Food and Drug Administration (“FDA”) has indicated they will accept heavy-drinking-day based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. Key patents have been issued in the United States, the European Union, and other jurisdictions for which the Company has exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

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

Based on the recently announced results of its ONWARD Phase 3 trial, the Company has completed and publicly reported meetings with the FDA and various European national authorities to discuss the appropriate next steps towards the expeditious development of AD04 and to seek product approval. The Company has sold its Purnovate programs to a company formed for that purpose, reducing the Company’s operating expenses. In March of 2024, the Company received net proceeds of approximately $3.8 million from the exercise of warrants and in May and June of 2024 the Company received net proceeds of $411 thousand from exercise of an at-the-market equity sales agreement. Nonetheless, the Company will require additional capital to continue operating and development of AD04. There is no certainty that the Company will be able to access additional capital on acceptable terms, if at all, to continue operations after whatever funds are received from the buyer are expended. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to commercialization of AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

3 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires Company management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of these consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results might differ from these estimates.

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

Reverse Stock Split

On August 4, 2023, the Company effected a reverse stock split of its outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. The shares authorized for issue under the Company’s charter remained 50,000,000 shares common stock. All references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in these unaudited condensed financial statements have been retrospectively adjusted to reflect the effect of the reverse stock split for all periods presented.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended June 30, 2024 and 2023, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three and six month periods ended June 30, 2024 and 2023 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2024	2023
Warrants to purchase common shares	4,201,568	491,151
Common Shares issuable on exercise of options	355,905	208,902
Unvested restricted stock awards	19,996	33,333
Total potentially dilutive Common Shares excluded	4,577,469	733,386

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At June 30, 2024, the Company did not exceed FDIC insurance limits in its bank accounts but held approximately $3.2 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2023, the exceeded FDIC insurance limits by approximately $927,000 and held approximately $1.6 million in non-FDIC insured cash equivalent accounts.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee.

Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s proportionate share of the equity method investee’s operating income or loss and plus or minus the Company’s proportionate share of dilution to buyers of newly issued equity. The proportionate share of the income or loss from equity method investments is recognized on a one quarter lag.

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

Income from discontinued operations, net of tax for the three and six months ended June 30, 2023 and 2024 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development expenses	$—	$(50,071)	$—	$260,748
General and administrative expenses	—	114,297	—	455,431
Total Operating Expenses	—	64,226	—	716,179

Loss From Operations	—	(64,226)	—	(716,179)

Other Income (Expense)
Interest income (expense)	—	(174)	—	(174)
Change in value of contingent liability	—	—	—	(14,000)
Gain on sale	—	2,662,074	—	2,662,074
Total other income (expense)	—	2,661,900	—	2,647,900

Income (loss) before provision for income taxes	—	2,597,674	—	1,931,721
Provision for income taxes	—	—	—	—

Gain (loss) from discontinued operations, net of tax	$—	$2,597,674	$—	$1,931,721

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

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis. Adovate’s summary balance sheet information as of March 31, 2024 and September 30, 2023 is below:

	March 31, 2024	September 30, 2023
Current Assets	$590,226	$524,318
Non-current assets	$3,830,062	$3,368,533
Current liabilities	$595,203	$813,371
Non-current liabilities	$302,286	$521,592

Results for Adovate’s operations in the six months ended March 31, 2024 are summarized below:

Revenues	$—
Costs and expenses	(1,284,788)
Loss from operations	(1,284,788)
Other income	164,700
Net loss	$(1,120,088)

In January of 2024, in accordance with the Company’s agreement with Adovate, the Company’s equity share in Adovate reduced to 15% on Adovate’s meeting of certain financing thresholds. At that time, the value of the equity method investment was reduced by $283,269.

The Company held a weighted average of 17.81% of Adovate’s equity in the six months ended March 31, 2024. The Company recognized an expense of $213,360, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the six months ended March 31, 2024. The Company recognized a gain of $84,281, representing the Company’s proportionate share of dilution to new investors in additional equity issued in the six months ended March 31, 2024. At June 30, 2024, the Company held 12.75% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate in the six months ended June 30, 2024 is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$1,534,013
Portion of operating losses recognized	(213,360)
Reduction in equity	(283,269)
Proportionate share of dilution to new investors	84,286
Equity investment carrying amount at June 30, 2024	$1,121,670

At June 30, 2024, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

6 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Clinical research organization services and clinical consulting services	$—	$—
Employee compensation	273,578	421,365
Legal and consulting services	55,762	50,566
Pre-clinical and manufacturing expenses	5,816	5,816
Total accrued expenses	$335,156	$477,747

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

On July 1, 2023, the Company executed a shared services agreement with Adovate, Inc., in which the Company holds a significant equity stake (see Note 5), for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment. In the six months ended June 30, 2024 and 2023, the Company recognized $14,256 and zero dollars, respectively, in expenses associated with this agreement.

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

On August 3, 2023, 20,550 shares of common stock were sold under the terms of the SEPA for cash proceeds $140,330. No sales of stock pursuant to the SEPA took place during the six months ended June 30, 2024.

At the Market Offering Agreement

On April 18, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent” or “Wainwright”) providing for the sale by the Company of its shares of common stock, from time to time, through the Sales Agent, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM Prospectus Supplement was $4,283,650 which is based on the limitations of such offerings under SEC regulations. The Company recognized $77,600 in expenses associated with the conclusion the ATM Agreement, which expenses were classified as cost of capital.

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

In the six months ended June 30, 2024, the Company sold 238,820 shares of common stock through the ATM agreement, for net proceeds of $411,091 after placement fees and expenses.

Other Common Stock Issuances

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

On March 1, 2024, the Company entered into a warrant inducement agreement with a certain holder of the Company’s warrants to purchase shares of the Company’s common stock (the “Existing Warrants”) issued in a private placement offering that closed on October 24, 2023. Pursuant to the inducement agreement, the holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to approximately 1,150,000 shares of common stock, at an exercise price of $2.82 per share. The transactions contemplated by the inducement agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

In consideration of the holder’s immediate exercise of the Existing Warrants and the payment of $0.125 per warrant in accordance with the inducement agreement, the Company issued unregistered Series C warrants (the “Series C Warrants”) to purchase 2,300,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) to the holder of Existing Warrants. The shares underlying the Series C Warrants were registered for sale on April 12, 2024 and the registrations statement registering the shares underlying the Series C Warrants was declared effective on April 19, 2024. The fair value per warrant was determined to be $2.066 per warrant, resulting in an expense of issuance of $1.94 per warrant as excess fair value over the $0.125 paid, or $4,464,427 in total inducement expense, classified under other income (expenses).

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 70,000 shares. On September 29, 2023, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 500,000. At June 30, 2024 the Company had issued and outstanding 138,527 shares of the Company’s common stock and 352,619 options to purchase shares of the Company’s common stock under the 2017 Equity Incentive Plan, as well as 3,286 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 8,854 available for issue.

Stock Options

The following table provides the stock option activity for the six months ended June 30, 2024 and year ended December 31, 2023:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2023	152,194	7.02	$48.00	$36.72
Cancelled	(1,289)
Issued	205,000	3.00	1.35	1.14
Outstanding June 30, 2024	355,905	8.36	$21.24	$16.30
Outstanding June 30, 2024, vested and exercisable	146,764	6.60	$47.14	$35.93

At June 30, 2024, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the six months ended June 30, 2024:

June 30, 2024
Fair Value per Share	$1.35
Expected Term	5.75 years
Expected Dividend	$—
Expected Volatility	111.89%
Risk free rate	4.23%

During the six months ended June 30, 2024, 205,000 options to purchase shares of the Company’s common stock were granted at a fair value of $232,812, an approximate weighted average fair value of $1.14 per option, to be amortized over a service a weighted average period of 3.0 years. As of June 30, 2024, $599,582 in unrecognized compensation expense will be recognized over a dollar weighted remaining service period of 1.23 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development options expense	14,141	40,636	30,875	89,549
Total research and development expenses	14,141	40,636	30,875	89,549
General and administrative options expense	139,250	269,627	299,519	618,156
Stock and warrants issued to consultants and employees	48,987	427,317	97,974	489,452
Total general and administrative expenses	188,237	696,944	397,493	1,107,608
Total stock-based compensation expense	$202,378	$737,580	$428,368	$1,197,157

Stock Warrants

The following table provides the activity in warrants for the three and six months ended June 30, 2024 and the year ended December 31, 2023.

	Total Warrants	Weighted Average Remaining Term (Years)		Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2023	4,224,008	3.31	*	$7.76	$0.43
Issued	2,369,000			2.84
Exercised	(2,391,440)			$1.67
Outstanding June 30, 2024	4,201,568	2.57		$8.45	$0.01

*	As the 973,000 pre-funded warrants outstanding on December 31, 2023 did not expire, they have been excluded from this calculation.

During the six months ended June 30, 2024, 2,391,440 warrants to purchase shares of common stock were exercised for total gross proceeds of $4,000,974. During the six months ended June 30, 2023, 433 warrants to purchase shares of common stock were exercised for total gross proceeds of $58.

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

As consideration for the rights granted in the UVA LVG License, the Company is obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, the Company paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or sale of the Company, $275,000 upon acceptance of a New Drug Application by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, the Company is obligated to pay royalties to UVA LVG equal to a percentage of what the Company would have been required to pay to UVA LVG had it sold the products under sublicense itself. In addition, the Company is required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by the Company to UVA LVG may then be distributed to the Company’s former Chairman of the Board and former Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

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

During both the six month periods ended June 30, 2024 and 2023, the Company recognized $20,000 minimum license royalty expenses under this agreement. At both June 30, 2024 and 2023, total accrued royalties and fees due to UVA LVG were $20,000, shown on balance sheet as accrued expenses, related party.

Grant Incentive Plan – Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s then Chief Medical Officer and a related party, to secure grant funding for the Company. Under the grant incentive plan, the Company will make a cash payment to Dr. Johnson each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of June 30, 2024, no grant funding that would result in a payment to Dr. Johnson had been obtained.

Consulting Agreement – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the Consulting Agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s Consulting Agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $72,500 and $181,205 in compensation expense in the three and six months ended June 30, 2024, respectively, and recognized $108,750 and $217,500 in compensation expense in the three and six months ended June 30, 2023, respectively, as a result of the Consulting Agreement.

On April 10, 2024, the Company provided Dr. Johnson with notice of the termination of the Company’s consulting agreement with him. As a result of the termination of the Consulting Agreement, effective as of May 17, 2024, Dr. Johnson ceased serving as the Company’s Chief Medical Officer. On April 24, 2024, the Company and Dr. Johnson executed a separation agreement providing for Dr. Johnson’s continued service as a consultant on an hourly basis as needed, a separation payment of $56,792, and for certain payments on the occurrence of milestones. In June of 2024, the Company determined that Dr. Johnson had achieved milestones making due to him payments of $40,000.

Consulting Agreement – Related Party

On October 24, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director of Company, is the founder and principal of Keswick Group, LLC, therefore Orbytel was considered a related party. Statement of work #1 (“SOW #1”), executed with the MSA, committed the Company to $209,250 in payments. The Company did not recognize any expense under SOW#1 during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company recognized $57,750, under SOW #1.

Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “Keswick MSA”) with the Keswick Group, LLC for provision of consulting services. Tony Goodman, a director, is the founder and principal of Keswick Group. Under the terms of the Keswick MSA, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. On January 17, 2024, the Company entered into a statement of work #2 (“SOW #2”) with Tony Goodman and Keswick Group, pursuant to which Mr. Goodman was appointed as Chief Operating Officer of Adial for compensation of $25,000 per month for the role of Chief Operating Officer including carry over duties from a previous statement of work #1. In the six months ended June 30, 2024 and 2023, the Company recognized $148,500 and $77,100 in expenses, respectively, associated with this agreement.

Clinical Research Services Agreement

On May 9, 2024, the Company executed a statement of work with Dr. Vince Clinical Research, LLC for the performance of clinical research services for the Company. This statement of work commits the Company to approximately $1.4 million in payments, to be made on the occurrence of certain performance milestones. At June 30, 2024, the Company had paid $879,533 in milestone payments, of which $533,407 had been earned and recognized as an expense, leaving the Company with a prepaid expense asset of $346,126. At June 30, 2024, the Company expected $903,789 in additional expenses to be recognized and $557,662 in cash payments to be made under the terms of this agreement.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 12 and 36 months. These agreements, in aggregate, commit the Company to approximately $564 thousand in future cash.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of June 30, 2024, the Company did not have any pending legal actions.

10 — SUBSEQUENT EVENTS

On July 24, 2024, the Company sold 2,109,700 shares common stock through its ATM agreement at an average price of $1.7909 per share, for gross proceeds of $3,778,262 and net proceeds of $3,658,230 after placement fees and expenses.

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

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of our 2023 Quarterly Report on Form 10-Q, we have funded our operations primarily through the private and public placements of debt, equity securities, and an equity line.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based on our current commitments and development plans.

We have incurred net losses in each year since our inception, including net losses of approximately $8.9 million and $5.1 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively. We had accumulated deficits of approximately $77.7 million and $68.8 million as of June 30, 2024 and December 31, 2023, respectively. All of our operating losses in the six months ended June 30, 2024 resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

On March 1, 2024, warrants to purchase 268,440 warrants to purchase shares of our common stock at an exercise price of $2.82 per share were exercised for gross proceeds of approximately $757 thousand.

On April 18, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent” or “Wainwright”) providing for sale of our shares of common stock, from time to time, through the Sales Agent, with certain limitations on the number of shares of common stock that may be offered and sold by us as set forth in the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM Agreement was $4,283,650 which is based on the limitations of such offerings under SEC regulations. The ATM Agreement provides that we will pay the Sales Agent commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the ATM Agreement; or (ii) termination of the ATM Agreement by us as permitted therein. During the six months ended June 30, 2024, we used this ATM Agreement to sell 238,820 shares of common stock for net proceeds of $411,091, after fees and expenses. On July 24, 2024, we sold 2,109,700 shares common stock through our ATM agreement net proceeds of $3,658,230 after placement fees and expenses.

Results of operations for the three months ended June 30, 2024 and 2023 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended June 30,		Change
	2024	2023	(Decrease)
Research and development expenses	$1,013,000	$430,000	$583,000
General and administrative expenses	1,275,000	1,047,000	228,000
Total Operating Expenses	2,288,000	1,477,000	811,000

Loss From Operations	(2,288,000)	(1,477,000)	(811,000)

Losses from equity method investment	(222,000)	—	(222,000)
Other expenses	—	(52,000)	52,000
Interest income	52,000	19,000	33,000
Total other income (expenses)	(170,000)	(33,000)	(137,000)

Loss from continuing operations	$(2,458,000)	(1,510,000)	(948,000)
Income (loss) from discontinued operations, net of tax	—	2,598,000	(2,598,000)
Net income (loss)	(2,458,000)	1,088,000	(3,546,000)

Research and development (“R&D”) expenses

Research and development expense increased by $583,000 (136%) in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was almost entirely due to two factors: an increase of approximately $526,000 in clinical trial expenses with the initiation of a new Phase I trial during the three months ended June 30, 2024, and an increase of approximately $80,000 in chemistry, manufacturing, and controls (“CMC”) expenses for provision of drug product used in the Phase I trial.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $228,000 (22%) in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was largely explained by an increase in G&A employee cash and equity compensation of approximately $216,000 in the three months ended June 30, 2024, which itself was due to the one time gains recognized in the prior year period against previously accrued but ultimately unpaid bonus and vacation employee compensation expense for employees transferred to Adovate on June 30, 2023 or terminated in the period.

Losses from Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC increased by approximately $222,000 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is entirely due to the fact that this investment was only acquired on June 30 of 2023.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment, increased by $85,000 (258%) in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was due to two factors: first, the increase of approximately $33,000 in interest income that came with a higher working cash balance held in the period, and, second, a one time expense in the prior year period of approximately $52,000 related to issuing commitment shares on establishment of our standby equity purchase agreement.

Gain from discontinued operations, net of tax

The gain from discontinued operations, net of tax, decreased by approximately $2,598,000 (100%) in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease is wholly due to the fact that the business of Purnovate, Inc., the activities of which are now classified as discontinued, was sold in June of 2023 and all activity ceased.

Results of operations for the six months ended June 30, 2024 and 2023 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Six Months Ended June 30,		Change
	2024	2023	(Decrease)
Research and development expenses	$1,467,000	$796,000	$671,000
General and administrative expenses	2,665,000	2,951,000	(286,000)
Total Operating Expenses	4,132,000	3,747,000	385,000

Loss From Operations	(4,132,000)	(3,747,000)	(385,000)

Inducement expense	(4,464,000)	—	(4,464,000)
Losses from equity method investment	(412,000)	—	(412,000)
Other expenses	(1,000)	(52,000)	51,000
Interest income	75,000	49,000	26,000
Total other income (expenses)	(4,802,000)	(3,000)	(4,799,000)

Loss from continuing operations	$(8,934,000)	(3,750,000)	(5,184,000)
Income (loss) from discontinued operations, net of tax	—	1,932,000	(1,932,000)
Net income (loss)	(8,934,000)	(1,818,000)	(7,116,000)

Research and development (“R&D”) expenses

Research and development expenses increased by approximately $671,000 (84%) in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was driven by an increase of approximately $502,000 in clinical trial expenses with the initiation of a new Phase I trial during the six months ended June 30, 2024, an increase of approximately $118,000 in chemistry, manufacturing, and controls (“CMC”) expenses for provision of drug product used in the Phase I trial, and an increase of approximately $166,000 in the use of strategic drug development consultants. These increases we partially offset by a decrease in the use of regulatory consultants, for decreased expense of approximately $109,000.

General and administrative expenses (“G&A”) expenses

General and administrative expenses decreased by approximately $286,000 (10%) in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change was driven by decreases in the following areas which were approximately $112,000 in combined cash and equity compensation to G&A employees, $74,000 in business development expense, a $39,000 in direct patent prosecution expenses, $40,000 in corporate legal expenses, and $26,000 in insurance premiums.

Losses from Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC increased by approximately $412,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is entirely due to the fact that this investment was only acquired on June 30 of 2023.

Inducement Expense

The inducement expense of approximately $4,464,000 which was a one time, noncash expense associated with the issuance of new warrants to induce the exercise of outstanding warrants which occurred in the six months ended June 30, 2024.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment and inducement expense, increased by $77,000 (2567%) in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was due to two factors: the increase of approximately $26,000 in interest income that came with a higher cash balance held in the period, and a one time expense in the prior year period of approximately $52,000 related to issuing commitment shares on establishment of our standby equity purchase agreement.

Income from discontinued operations, net of tax

The loss from discontinued operations, net of tax, decreased by approximately $1,932,000 (100%) in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease is wholly due to the fact that the business of Purnovate, Inc., the activities of which are now classified as discontinued, was sold in June of 2023 and all activity ceased.

Liquidity and Capital Resources at June 30, 2024

Our principal liquidity needs have historically been working capital, R&D costs including clinical trials, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we engage in clinical trials and develop and eventually commercialize our compound, if approved by regulatory authorities. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, and, to a lesser extent, private placements and our equity line, as well as other equity financings, warrant exercises, and the issuance of debt securities prior to that.

During the six months ended June 30, 2024, our primary sources of funding was the exercise of previously issued warrants and, to a lesser extent, the use of our ATM agreement.

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

In the six months ended June 30, 2024, we sold 238,820 shares of common stock through our ATM agreement, for net proceeds of $411,091 after placement fees and expenses.

On July 24, 204, we sold 2,109,700 shares common stock through our ATM agreement for net proceeds of $3,658,230 after placement fees and expenses.

We have been using and will continue to use the additional $7.5 million in funding received from warrant exercises and sales of our common stock pursuant to the ATM Agreement to accelerate the development of AD04.

We have initiated a Phase 1 pharmacokinetic study of AD04 with an estimated total cost of approximately $1.4 million, of which approximately half has been paid, with the remaining half expected to be paid by the end of October, 2024. In addition, we plan to begin a Phase III study of AD04 in the first half of 2025, to complete production of sufficient drug product to carry out the study, and to begin the process of registering our companion diagnostic. Were we to proceed with all these additional accelerated development plans without raising any additional funds, we would potentially expend our cash on hand by the end of 2024. However, management retains the ability to delay implementation of these plans and will not proceed without having first secured sufficient funding either through a financing or a partnership agreement. If these additional accelerated development plans are not implemented, our cash on hand would be sufficient to fund our operations and meet our existing commitments into the second half of 2025.

If we are successful in raising sufficient additional funds, under our accelerated development plans, we expect to use approximately $10-15 million in cash during the twelve months ended June 30, 2025 for both AD04 development costs and general corporate expenses, of which approximately $5-10 million are contingent on our implementation of our accelerated development plans. Since implementation of our accelerated development plans would require the expenditure of our current cash on hand by the end of 2024, we will not be able to fully implement our accelerated development plans without additional financing. We do not have any fixed commitments of financing and there can be no assurance that we will be able secure financing on acceptable terms, if at all. In addition, there is no assurance that funds could be raised on acceptable terms to continue our operations and AD04 development projects before we have expended our current cash on hand, even if we delay our accelerated development plans.

We will require additional financing as we continue to execute our overall business strategy, including two additional Phase 3 trials for AD04 that are currently expected to require $8-12 million each in direct expenses, and up to $5 million in additional other development expenses. These estimates may change based on upcoming discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of our research and development programs, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

	For the Six Months Ended June 30,
(rounded to nearest thousand)	2024	2023
Provided by (used in)
Operating activities	$(3,774,000)	(3,207,000)
Discontinued operations	—	(986,000)
Investing activities	—	800,000
Financing activities	4,235,000	610,000
Net increase (decrease) in cash and cash equivalents	$461,000	(2,783,000)

Net cash used in operating activities – continuing operations

Net cash used in operating activities increased by approximately $567,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Excluding non-cash expenses such as depreciation, inducement expense, change in the value of the equity method investment, and equity-based compensation, our net loss in the six months ended June 30, 2024 was approximately $1,127,000 greater, when compared to the six months ended June 30, 2023. Approximately $560,000 less in cash was used to increase operating assets and reduce operating liabilities in the six months ended June 30, 2024 than in the six months ended June 30, 2023, leaving approximately $567,000 in increased cash expenses.

Net cash used in discontinued operations

Net cash used in discontinued operations decreased by approximately $986,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This was entirely due to the completion of the sale of the discontinued operations in June of 2023, after which these operations ceased requiring the use of cash.

Net cash provided by investing activities

Net cash provided by investing activities decreased by approximately $800,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was driven by payments received in the prior year period related to the sale of Purnovate.

Net cash provided by financing activities

Net cash provided by financing activities increased by approximately $3,625,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. In the six months ended June 30, 2023, we engaged in a single limited sale of common stock to a single individual investor, whereas in the six months ended June 30, 2024, we sold 238,820 shares of common stock through our ATM agreement for net proceeds of approximately $411,000 and realized additional funds from the induced and uninduced exercise of additional warrants for net proceeds of approximately $3,824,000.

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

Due to the material weaknesses in internal control over financial reporting as described above, our Chief Executive Officer and our Chief Financial Officer concluded that based on their evaluation of our disclosure controls and procedures, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that unaudited condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Quaterly Report on Form 10-Q.

Remediation Plan for Existing Material Weakness

Management continues to take steps to remediate the weaknesses described above. Management has engaged consulting services to ameliorate those material weaknesses stemming from its small number of personnel, in particular consultants with significant GAAP experience and IT security experts. Management is committed to additional remediation steps, including formal risk assessment, improved documentation of the Company’s controls, and redesign of inadequate approval processes, as resources permit.

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of June 30, 2024, we had an accumulated deficit of approximately $77.7 million and as of December 31, 2023, we had an accumulated deficit of approximately $68.8 million. Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q and are only anticipated to be sufficient to fund our needs into the first quarter of 2025, based our current projections. Therefore, despite the funding we have recently received, we will need to engage in additional fundraising in the near term as we carry out our development plans. We do not have any fixed commitments of financing and there can be no assurance that we will be able to meet the conditions for continued sales pursuant to the ATM Agreement. In addition, there is no assurance that funds could be raised before we have expended our current cash on hand on acceptable terms to continue our operations and AD04 development projects.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2024, we incurred a net loss of $8.9 million and used $3.8 million of cash in operations. During the year ended December 31, 2023, we incurred a net loss of $5.1 million and used cash in operations of $6.8 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state that we do not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q and our significant accumulated deficit, recurring losses, and needs to raise additional funds to sustain its operations raise substantial doubt about our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended June 30, 2024 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

1.1	At the Market Offering Agreement, dated April 18, 2024, by and between Adial Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 18, 2024)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
10.1	Separation Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated April 22, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 26, 2024)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

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

Dated: August 13, 2024