Form 10-K
period 2024-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2025-03-04
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2024 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $4,832,073. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2025, the issuer had 6,574,588 shares of common stock outstanding.

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

ii

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

iii

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

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Annual Report on Form 10-K, based on our current commitments and development plans.

We have incurred net losses in each year since our inception, including net losses of approximately $13.2 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively. We had accumulated deficits of approximately $82.0 million and $68.8 million as of December 31, 2024 and 2023, respectively. All of our operating losses in the year ended December 31, 2024 resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations. Our net loss for the year ended December 31, 2024 also includes uncapitalized financing costs, such as the cost of issuing new warrants to induce a holder to exercise existing warrants and the cost of inducement shares.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents will be sufficient to fund our operations for the next twelve months from the date of the accompanying financial statements.

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

Recent Developments

Purchase Agreement

On December 13, 2024, we entered into a Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP (“Alumni Capital”). Pursuant to the Purchase Agreement, we have the right to sell to Alumni Capital up to the lesser of (i) $5,000,000 of newly issued shares, subject to increase to $10,000,000 at our option (the “Investment Amount”), of the shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option and we are under no obligation to sell securities pursuant to this arrangement. Shares of Common Stock may be sold by us pursuant to this arrangement over a period ending on the earlier of December 31, 2026 or the date on which Alumni Capital shall have purchased Shares pursuant to the Purchase Agreement for an aggregate purchase price of the Investment Amount; provided, however that we can terminate the Agreement at any time upon ten days prior written notice, subject to the satisfaction of the conditions in the Purchase Agreement.

Upon the satisfaction of the conditions in the Purchase Agreement, including that a registration statement that we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Purchase Agreement is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion over the period described above, to direct Alumni Capital to purchase up to a fixed maximum amount of shares of Common Stock as set forth in the Purchase Agreement; provided, that Alumni Capital’s maximum commitment under any single fixed purchase will not exceed the greater of (i) $500,000 and (ii) 150% of the average daily trading volume of the Common Stock during the five (5) days immediately prior to the date that we deliver a Purchase Notice, without mutual agreement of Alumni Capital; further provided, however, that the maximum commitment under any single fixed purchase will in no case exceed $1,250,000 or, with mutual agreement of Alumni Capital, $2,500,000.

The purchase price per Share that may be sold to Alumni Capital under the Purchase Agreement in such fixed purchases equals ninety-seven percent (97%) of the lowest daily dollar volume-weighted average price for the Common Stock during the period ending on the earlier of (i) three (3) consecutive trading days period following the date we deliver a purchase notice and (ii) the date on which Alumni Capital notifies us that it is prepared to proceed with the closing, subject to a Minimum Acceptable Price (as defined in the Purchase Agreement). There is no upper limit on the price per share that Alumni Capital might be obligated to pay for the Common Stock under the Purchase Agreement; provided, however, that at no time can the purchase price be below $0.55 per share (subject to adjustment as provided in the Purchase Agreement for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring after the date of the Purchase Agreement).

We will control the timing and amount of any sales of Shares to Alumni Capital. Actual sales of Shares to Alumni Capital under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations.

Under the applicable rules of the Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue more than 1,280,515 Shares (including the Commitment Shares, as defined below), representing 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), to Alumni Capital under the Purchase Agreement, unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap, provided further that the Exchange Cap does not apply to the extent the purchase price is equal to or exceeds the Minimum Price, which is $1.09. If stockholder approval to exceed the Exchange Cap were obtained and all $5,000,000 were to be sold at $0.55 per share, we would issue a total of 9,090,909 shares of Common Stock (not including the Commitment Shares).

In all instances, we may not sell shares of our Common Stock to Alumni Capital under the Purchase Agreement if it would result in Alumni Capital beneficially owning more than 4.99% of the Common Stock.

As consideration for Alumni Capital’s irrevocable commitment to purchase Shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, concurrently with the execution and delivery of the Purchase Agreement, we issued to Alumni Capital 68,807 shares of Common Stock (the “Commitment Shares”). If we were to elect to increase the number of the shares of Common Stock available for purchase under the Purchase Agreement from $5,000,000 up to a limit of $10,000,000, we would be obligated to issue to Alumni Capital additional shares of Common Stock as a commitment fee equal to 1.5% of the increased amount divided by the closing price of the Common Stock on the date of issuance and delivery by us of the notice to increase such amount.

Pursuant to the Purchase Agreement, we have agreed to file a registration statement with the SEC to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) the shares of our Common Stock that may be issued to Alumni Capital under the Purchase Agreement, including the Commitment Shares. The registration statement was declared effective on December 30, 2024. The Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Pharmacokinetics Study

On November 14, 2024, we issued a press release announcing that we completed a pharmacokinetics (PK) study of AD04. The study, a single-center, relative bioavailability, open label study, enrolled a total of 30 healthy adult volunteers in two cohorts. Cohort 1 (n=6) was a randomized, open-label, 2-sequence, 2-period crossover study to evaluate the PK variability of ondansetron from AD04 0.33 and 0.99mg. Cohort 2 (n=24) was a randomized, open-label, 6-sequence, 4-period crossover study to evaluate the relative bioavailability of the AD04 0.33mg tablet to a marketed ondansetron 4mg tablet, dose proportionality of ondansetron PK between AD04 0.33 and 0.99mg, and the effect of food on the bioavailability of ondansetron administered as the AD04 0.33mg tablet. The results of this study showed that, as a result of the lower dose, AD04 0.33mg delivered lower ondansetron PK exposure than the marketed reference standard ondansetron 4mg tablet; ondansetron pharmacokinetic exposure increased in proportion to dose across a 3-fold AD04 dose range; and AD04 can be taken in fed or fasted states. This data is expected to help us optimize study design elements needed for the upcoming Phase 3 clinical trial of AD04. Completion of this study also satisfied an FDA requirement for the upcoming Phase 3 clinical trials of AD04.

Chief Financial Officer

On November 1, 2024, we entered into a Separation Agreement and Release, dated November 1, 2024 (the “Separation Agreement”), with Joseph Truluck, our former Chief Financial Officer. Pursuant to the Separation Agreement, Mr. Truluck will receive: (i) from November 1, 2024 through December 31, 2024, 100% of his current base salary during which period he would serve until November 15, 2024 as our Chief Financial Officer and thereafter as a consultant to us, (ii) from January 1, 2025 through March 31, 2025, 50% of his current base salary as a consultant to us, and (iii) from and after March 31, 2025, $350 an hour as a consultant to us on an as needed basis.

On November 1, 2024, our board of directors appointed Vinay Shah as our Chief Financial Officer, effective November 16, 2024. In connection with his appointment, we entered into an employment agreement with Mr. Shah (the “Shah Employment Agreement”) to employ Mr. Shah as our Chief Financial Officer for a three-year term effective November 16, 2024 at an annual base salary of $315,000, with a discretionary bonus of up to 30% of his base salary upon achievement of objectives as may be determined by our board of directors. The Shah Employment Agreement provides for six (6) months’ severance for a without cause termination of employment and twelve (12) months’ severance for a without cause termination of employment following a change of control of the Company. Pursuant to the Shah Employment Agreement, we issued a Mr. Shah a stock option to purchase up to 40,000 shares of common stock pursuant to our 2017 Equity Incentive Plan (the “Plan”), which vests pro rata on a monthly basis over 36 months, at an exercise price of $1.06.

At-the-market Offering Agreement

On April 18, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent” or “Wainwright”) providing for sale of our shares of common stock, from time to time, through the Sales Agent, with certain limitations on the number of shares of common stock that may be offered and sold by us as set forth in the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM Agreement was $4,283,650 which is based on the limitations of such offerings under SEC regulations. The ATM Agreement provides that we will pay the Sales Agent commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the ATM Agreement; or (ii) termination of the ATM Agreement by us as permitted therein. During the year ended December 31, 2024, we sold 2,348,520 shares of common stock under the ATM Agreement for net proceeds of approximately $4.0 million.

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

Heavy drinkers are defined by NIAAA (National Institute on Alcohol Abuse and Alcoholism) as men who drink 5 or more drinks on any day or 15 or more per week and women who drink 4 or more drinks on any day or 8 or more per week. AD04 patients, compared with placebo patients, achieved a statistically significant reduction from baseline at month six in percentage of heavy drinking days (PHDD) for the pre-specified patient group of heavy drinkers, across all genotypes combined (avg. <10 drinks per drinking day at baseline; p=0.03), which accounted for approximately two-thirds of the trial population. A similar trend was seen in the combined month five and six analysis in the reduction from baseline (p =0.07). Notably, in the last month of the trial, AD04 heavy drinking patients had a mean reduction of approximately 79% in heavy drinking compared with baseline.

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

When analyzing the Phase 3 Study ONWARD, DDD <10, Responder Analysis Results at Months 5 and 6, we also examined the important measure of treatment effect. Treatment effect is a measure of clinical meaningfulness. Treatment effect is defined in both absolute reduction of heavy drinking days as well as percentage change of no heavy drinking days in AD04 vs placebo. In the AG+ group the AD04 treatment group achieved 49% of days with no heavy drinking vs 22% with placebo, or a 1.23 times better reduction of heavy drinking days vs placebo. The GG+ group achieved a 25% change in no heavy drinking days vs 7% in the placebo group, or a 2.53 times better reduction of heavy drinking days vs placebo. When the same analysis was conducted with the LL/TT genotypes no difference was found, further supporting the future direction and focus on the AG+ and GG+ genotypes.

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

In July 2023, we announced a summary of feedback received during the meeting. The FDA acknowledged and confirmed the importance of ongoing research in the AUD therapeutic area as a persistent high unmet need. We received (1) confirmation of the primary US endpoint based on Percentage of No Heavy Drinking Days (“PNHDD”), which utilized a responder analysis of patients who reduced their alcohol consumption to zero heavy drinking days in the last 2 months of a 6-month study, (2) acknowledgment of results from the Phase 2 and Phase 3 post hoc analysis against PNHDD, which demonstrated statistical significance of responder analysis of specific genotypes as useful information for planning future studies of AD04, (3) acknowledgement that the safety data from the ONWARD trial did not raise any concerns, (4) confirmation of the importance of identifying a patient subgroup where a relevant treatment effect and compelling evidence of a favorable risk-benefit profile can be assessed (5) acknowledgment that the post hoc analysis shows positive progress and potentially promising clinically meaningful effect in specific genetic subtypes, and (6) a request for additional data to support an NDA and approval for AD04.

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

In the major EU4 countries, the primary regulatory authority is the EMA (European Medicines Agency). Current draft guidelines released by the EMA, CHMP (Committee for Medicinal Products for Human Use), 2010, are the basis of clinical development planning in the EU4 and, the MHRA (Medicines and Healthcare Products Regulatory Agency), in the UK. These agencies differ from the FDA in their views of clinical endpoints, and therefore future clinical development and regulatory strategies should account for these differences. The primary differences are that EU and UK regulators consider the change in HDD (heavy drinking days) and TAC (total alcohol consumed in grams) at month 6, the efficacy observation period vs the FDA which considers the PNHDD (percentage of no heavy drinking days) at months 5 and 6 as the efficacy observation period. There are also differences in the total grams of alcohol which constitute a standard drink in the EMA vs US (10 to 14 grams in Europe versus 14 grams in the United States), and therefore the definitions of the number of drinks which constitute a heavy drinking day are also slightly different.

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

Also, in July 2023, we announced results from meetings held with key country-level regulatory agencies in Europe. The results of these meetings as previously reported are being used for the development of our future clinical and regulatory strategy.

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

The 2022 National Survey on Drug Use and Health (NSDUH), commissioned by The Substance Abuse and Mental Health Services Administration (SAMHSA), reported the percentage of heavy alcohol use highest among young adults age 18-25 (7.6% or 2.6 M people) followed by adults age 26 and over (6% or 13.4M people). In the United States, 29.5 million people age 12 and older had AUD, according to the 2022 National Survey on Drug Use and Health (NSDUH). AUD results in significant health, social, and financial costs, with excessive alcohol use being the third leading cause of preventable death and responsible for 31% of driving fatalities (NIAAA Alcohol Facts & Statistics). AUD contributes to over 200 different diseases and 10% of children live with a person that has an alcohol problem. According to the American Society of Clinical Oncologists, 5-6% of new cancers and cancer deaths globally are directly attributable to alcohol. And, The Lancet published an article that alcohol is the leading risk factor for death and disability in people ages 15-49 globally. The Centers for Disease Control (the “CDC”) has reported that AUD costs the U.S. economy about $250 billion annually, with heavy drinking accounting for greater than 75% of the social and health related costs.

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

Experienced Leadership

Our management, advisors and board of directors have extensive experience in pharmaceutical development, the clinical trial and regulatory approval processes, drug commercialization, financing capital-intensive projects, and developing new markets for pharmaceutical agents. Members of our team have previously worked in senior management and senior officer positions, or led significant research initiatives at Indivior, Shire, Viagene, Collateral Therapeutics, Krystal Biotech, Sucampo Pharmaceuticals, GlaxoSmithKline, Osiris Therapeutics, Yumanity Therapeutics, Delix Therapeutics, and Aravive in a broad range of therapeutic areas. Our management and board members have particular expertise in the science and development of addiction related drugs and bringing new drugs to the market.

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

1.	U.S. Patent Number 8,697,361, issued 4/2017

“Serotonin Transporter Gene and Treatment of Alcoholism”

2.	U.S. Patent Number 10,533,226, filed issued 1/2020

“Serotonin Transporter Gene and Treatment of Alcoholism”

3.	U.S. Patent Number 8,753,815, issued 6/2014

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

4.	U.S. Patent Number 9,539,242, issued 1/2017

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

5.	U.S. Patent Number 10,603,307, issued 3/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

6.	U.S. Patent Number 11, , issued 9/2021

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

7.	US Patent Number 11,324,723, issued 5/2022

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

8.	U.S. Patent Number 11,351,154, issued 7/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

9.	U.S. Patent Number 11,905,562 issued 2/2024

“Serotonin Transporter Gene and Treatment of Substance Use Disorder including Opioid Use Disorder”

10.	U.S. Patent Number 12,150,931 issued 11/2024

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

11.	US Patent Number 11,957,664 issued 4/2024

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

12.	U.S. Patent Number 12,226,401 issued 2/2025

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

13.	U.S. Patent Number 12,221,654 issued 2/2025

“Serotonin transporter gene and treatment of opioid-related disorders”

Additionally, the UVA LVG License grants rights to data and know-how developed by the University of Virginia related to AD04, including, without limitation, to the data from the Phase 2b study described above.

As consideration for the rights granted in the license agreement, we are obligated to pay UVA LVG yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, upon commencement of the license we issued to UVA LVG Class A Units (which was equal to four percent (4%) of our equity on the date of issuance) as a license issue. We are obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii)a $20,000 milestone payments that was originally due upon dosing the first patient under a Phase 3 human clinical trial of a licensed product but has been paid in full, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product or the partnering of the licensed or sale of our company, which was paid in 2022 with completion of the ONWARD trial, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; and (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had we sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. The license agreement, as amended on May 18, 2016 and further amended on August 15, 2017, December 14, 2017, and October 21, 2024 sets forth specific milestones completion deadlines including using commercially reasonable efforts to submit an NDA by March 31, 2028 and commence commercialization of an FDA approved product by March 31, 2029. The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if we breach our obligations thereunder, including failing to make any milestone, or failing to use commercially reasonable efforts to submit an NDA or commence commercialization within the date specified above, failing to make other required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, we will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including agreements to indemnify UVA LVG for any liabilities arising out of or related to the licensee’s exercise of its rights under the license agreement, making the license grant subject to the Bayh-Dole Act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

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

Companion diagnostics and complementary diagnostics

We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which a companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic. Currently, we intend to submit a 505(b)(2) new drug application to the FDA for AD04.  We have interacted primarily with the FDA’s Center for Drug Evaluation and Research, in consultation with the agency’s Center for Devices and Radiological Health (“CDRH”). We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product. If the FDA requires a separate application for the diagnostic, this could potentially delay the approval of the new drug application for AD04, complicate the review process, or even lead to the rejection of the new drug application. The necessary information required for the completion of the companion diagnostic PMA submission to CDRH will be part of the clinical development program for AD04 and will also require a MDUFA (Medical Device User Fee Amendments) fee. As of 2025 the estimated fee for submission of the PMA is $540,783. These fees are typically increased annually.

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

Our principal executive offices are located at 4870 Sadler Rd, Suite 300, Glen Allen VA 23060, and our telephone number is (804) 487-8196. Our website address is www.adial.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Human Capital/Employees

As of the date of this Annual Report on Form 10-K, we have seven employees, of which five are full-time employees, and two are consultants serving under Company titles. Our Chief Operating Officer is a consultant that devotes 75% of his working time to providing services to us and our Chief Medical Officer is a consultant that devotes approximately 50% her working time to providing services to us. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2024, we had an accumulated deficit of approximately $82.0 million.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2024, we incurred a net loss of approximately $13.2 million and used cash in operations of approximately $6.9 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is substantial doubt about our ability to continue as a going concern.

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

Our cash and cash equivalents at the date of this Annual Report filing on Form 10-K are not expected to be sufficient to fund our operations for the next twelve months. Given current expectations, we will require additional financing as we continue to execute our business strategy. Though we have recently received total net proceeds of approximately $7.8 million from equity sales and warrant exercise fees, we have determined to use these additional funds to accelerate our development of AD04. Moreover, we will require additional funds in order to continue operations and for additional clinical trials of AD04, if needed, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. There can be no assurance that the new administration will devote significant funds to grants or that any grant money will be available to us. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We are in discussions with potential partners that could fund a Phase 3 clinical program and/or commercialization of AD04, assuming a successful regulatory outcome; however, there can be no assurance that we will be successful in attracting such a partner. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from a credit facility or strategic partnership coupled with an investment in us or a combination of both. Our ability to raise capital through the sale of equity may be limited by the various rules of the SEC and The Nasdaq Capital Market (the “Nasdaq”), which place limits on the number of shares of stock that may be sold. Equity issuances would have a dilutive effect on our stockholders. We may be unable to raise sufficient additional financing on terms that are acceptable to us, if at all. Our failure to raise additional capital and in sufficient amounts may significantly impact our ability to expand our business. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our prospects are significantly dependent upon the UVA LVG License. The UVA LVG License grants us exclusive, worldwide rights to certain existing patents and related intellectual property that covers AD04, currently our only product candidate. If we breach the terms of the UVA LVG License, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and completion of deadlines, including, submitting an NDA by March 31, 2028 and commencing commercialization of an FDA approved product by March 31, 2029, or other factors, including but not limited to, the failure to comply with material terms of the Agreement, the licensor has the right to terminate the license. If we were to lose or otherwise be unable to maintain this license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we would not be able to market our products and technology, which would likely require us to cease our current operations which would have an immediate material adverse effect on our business, operating results and financial condition. As a result of our ongoing business and clinical development planning for AD04, we are approaching UVA LVG to extend the milestones referenced in our license agreement with UVA.

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

Through our proprietary access to relevant laboratory and clinical trial results of the University of Virginia’s research program, and through our reliance on publicly available third-party research, we possess toxicology, pharmacokinetic, and other preclinical data and clinical data on AD04. As of now, AD04 has completed only Phase 2 clinical trials and one Phase 3 trial. There is no guarantee that Phase 2 results can or will be replicated by additional pivotal Phase 3 studies.

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

Treatment with AD04 will be dependent on identification of patients with a genetic test (i.e., a companion diagnostic). Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. While the technology for the test we plan to use is well established, it cannot be certain the testing laboratory we set up will be able to conduct the test with the selectivity and sensitivity that will be required or that the genetic test will be approved by FDA for such use, which could increase the time and cost to develop AD04 and possibly prevent marketing approval. While we have been party to a joint meeting with the Center for Drug Evaluation and Research (“CDER”, the FDA division responsible for drug approvals) and the CDRH, the FDA division responsible for device approvals, including genetic tests) at which agreement was reached as to the development path for the genetic test, neither CDER nor CDRH is bound to accept our planned submission package even if the data is positive. We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product. We have collected and are storing additional blood samples from all patients enrolled in the ONWARD Phase 3 trial, and plan to do so for any future trials that may be conducted, in the event of any difficulties, however, we cannot be certain we can overcome all of the technological, logistical or regulatory hurdles related to the genetic testing, which include, without limitation, technical validation of the test (e.g. specificity, sensitivity, reproducibility, robustness of methods), clinical validation acceptable to CDER and CDRH, all of which are needed for approval of AD04 and its companion diagnostic genetic test. Failure in any of these areas could delay approval of AD04, increase the cost necessary to achieve approval of AD04 or prevent approval of AD04.

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

Our product candidate will require extensive clinical and other testing. Although our product candidate has completed a 283-patient Phase 2 clinical trial and has also completed an initial 302-patient Phase 3 clinical trial, we anticipate completing two additional Phase 3 clinical trials in order to obtain regulatory approval and therefore cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be accepted for review by the FDA or other global regulators, or whether any application will be approved upon review.

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

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire additional qualified personnel. As our clinical, regulatory, and business planning is finalized, we may need to hire additional qualified personnel with expertise in preclinical and clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. If we are unable to manage our growth effectively, our business would be harmed.

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

Declining general economic or business conditions and changes to trade policy, including tariff and customs regulations, may have a negative impact on our business.

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

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2017 equity incentive plan was 70,000 shares, which has been since increased to 2,000,000 at our 2024 Annual Stockholders Meeting, and of which 1,098,165 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2024, we had outstanding (i) warrants to purchase 4,201,568 shares of common stock outstanding at exercise prices ranging from $0.13 to $190.86 (with a weighted average exercise price of $8.45), and (ii) options to purchase 733,971 shares of common stock at a weighted average exercise price of $9.76 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

At the date of this filing, we had outstanding (i) warrants to purchase 4,201,568 shares of common stock outstanding at exercise prices ranging from $0.13 to $190.86 (with a weighted average exercise price of $8.45), and (ii) options to purchase 763,971 shares of common stock at a weighted average exercise price of $9.40 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

Our shares of common stock are listed for trading on The Nasdaq Capital Market (“Nasdaq”) under the symbol “ADIL.” If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our common stock or warrants.

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

On November 21, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity of $2,339,258 as of September 30, 2023, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023, was below the minimum requirement of $2,500,000. On November 29, 2023, we received a letter from Nasdaq stating that based on the Current Report on Form 8-K that the Company filed with the Securities and Exchange Commission on November 28, 2023 it determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1). The letter further stated that if we failed to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing of our next periodic report we might be subject to delisting. At such time, Nasdaq staff would provide written notification to us and we might then appeal the Staff’s determination to a Nasdaq Hearings Panel. Our subsequent annual report on form 10-K, filed on April 1, 2024, disclosed stockholders’ equity at a level which was in compliance with Nasdaq Listing Rule 5550(b)(1) and the matter was closed.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced SEC reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company”, as defined in Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will cease to be a smaller reporting company if we have (i) more than $700 million in market value of our shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $250 million as of the last business day of our second fiscal quarter.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On February 28, 2025, the reported low sale price of our common stock was $0.75, the reported high sale price was $0.80 and closing price of our common stock was $0.79 while on December 31,2024 the closing price of our common stock was $0.78. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

Our management team, in conjunction with third-party information technology (“IT”) and cybersecurity service providers, is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Adial’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making. Our management team and key staff participate in regular cybersecurity training created by industry recognized cybersecurity providers. Our Audit Committee also provides oversight of risks from cybersecurity threats.

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

Item 2. Properties.

On January 6, 2020, our then-subsidiary Purnovate entered a lease for the Facility with a term of three (3) years for office and laboratory space. On January 19, 2021, Purnovate entered an amendment to this lease extending the lease until January 31, 2026, committing us to total lease payments in the period from January 1, 2022 and the end of the lease of $302,492. In May 2023, this lease was assumed by the buyer of Purnovate. The Company concluded a sublease agreement with the buyer of Purnovate for use of limited office space $1765 per month. This sublease was terminated effective February 29, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information

On July 27, 2018, our common stock began trading on The Nasdaq Capital Market under the symbol “ADIL”. Prior to our initial public offering, no public trades occurred in our common stock. The closing price of our common stock on the Nasdaq Capital Market on February 28, 2024 was $0.79.

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

Holders of Common Stock

As of February 25, 2025, there were an estimated 98 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2024 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2024.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2024 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	730,908	$9.76	1,128,165
Equity compensation plans not approved by security holders	–	NA	NA
Total	730,908	$9.76	1,128,165

*	Excludes 3,063 options issued prior to adoption of the Equity Compensation Plan and 140,927 shares of common stock issued under the Equity Compensation Plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 70,000 shares, which has since been increased to 2,000,000 at our 2024 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate 760,908 shares of our common stock and have issued 140,927 shares of common stock under the 2017 equity incentive plan, leaving up to 1,098,165 shares issuable under the 2017 equity incentive plan.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in the 2024 Annual Report on Form 10-K. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed by us with the Securities and Exchange Commission.

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

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of our 2024 Annual Report on Form 10-K, we have funded our operations primarily through the private and public placements of debt, equity securities, and an equity line.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing our 2024 Annual report on Form 10-K, based our current projections.

We have incurred net losses in each year since our inception, including net losses of approximately $13.2 million and $5.1 million for the years ended December 31, 2024 and 2023. We had accumulated deficits of approximately $82.0 and $68.8 million as of December 31, 2024 and 2023, respectively. Our operating losses resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs, from general and administrative costs associated with our operations, and from financing costs.

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

2024 and 2023 Financing Developments

On April 18, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent” or “Wainwright”) providing for sale of our shares of common stock, from time to time, through the Sales Agent, with certain limitations on the number of shares of common stock that may be offered and sold by us as set forth in the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM Agreement was $4,283,650 which is based on the limitations of such offerings under SEC regulations. The ATM Agreement provides that we will pay the Sales Agent commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM Agreement. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the ATM Agreement; or (ii) termination of the ATM Agreement by us as permitted therein. During the year ended December 31, 2024, we used this ATM Agreement to sell 2,348,520 shares of common stock for net proceeds of approximately $4 million, after fees and expenses.

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

In consideration of the Holder’s immediate exercise of the Existing Warrants and the payment of $0.125 per New Warrant (as such term is defined below) in accordance with the Inducement Agreement, we issued unregistered Series C Warrants (the “New Warrants”) to purchase 2,300,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) (the “New Warrant Shares”) to the Holder of Existing Warrants, recognizing a non-cash inducement expense of approximately $4.5 million.

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

On May 31, 2023, we entered into an Equity Purchase Agreement with Alumni Capital, LLC (“Alumni”). This agreement constituted a standby equity purchase agreement (a “SEPA”). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Alumni up to $3,000,000 of newly issued shares, subject to increase to $10,000,000 at our option, at our request at any time during the commitment period, which commenced on May 31, 2023 and will end on the earlier of (i) December 31, 2024, or (ii) the date on which Alumni shall have made payment of advances requested by the Company totaling up to the commitment amount of $3,000,000. Each sale we request under the SEPA (a “Purchase Notice”) may be for a number of shares of common stock with an aggregate value of up to $500,000, and up to $2,000,000 provided certain conditions concerning the average daily trading value are met. The SEPA provides for shares to be sold to Alumni at 95% of the lowest daily volume weighted average price during the three days after a Purchase Notice is issued to Alumni. Upon our entry into and subject to the terms and conditions set forth in the SEPA, we issued 7,983 shares of common stock to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the SEPA. On August 3, 2023, 20,550 shares of common stock were sold under the terms of the SEPA for cash proceeds $140,330. On December 13, 2024, this SEPA was terminated by mutual agreement in favor of a new equity purchase agreement (see Recent Developments above).

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

In parallel with the Phase 3 trials, we expect to conduct any standard Phase 1 studies required by the regulatory agencies. Studies that have been discussed with the FDA as potentially being required might assess potentiation of the central nervous system effects of alcohol and pharmacodynamic impact of certain cytochrome P450 enzyme variants.

Results of operations for the years ended December 31, 2024 and 2023 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,		Change
	2024	2023	(Decrease)
Research and development expenses	$3,229,000	1,267,000	1,962,000
General and administrative expenses	5,130,000	5,621,000	(491,000)
Total Operating Expenses	8,359,000	6,888,000	1,471,000

Loss From Operations	(8,359,000)	(6,888,000)	(1,471,000)

Interest income	179,000	70,000	109,000
Inducement expense	(4,464,000)	–	(4,464,000)
Change in value of equity method investment	(552,000)	(194,000)	(358,000)
Other Income	(1,000)	10,000	(11,000)
Total other income (expenses)	(4,838,000)	(114,000	(4,724,000)
Net Loss before provision for income taxes	(13,197,000)	(7,002,000)	(6,195,000)
Provision for income tax	–	–	–
Loss from continuing operations	(13,197,000)	(7,002,000)	(6,195,000)
Gain (loss) from discontinued operations, net of tax	–	1,879,000	(1,879,000)
Net loss	(13,197,000)	(5,123,000)	(8,074,000)

Research and development (“R&D”) expenses

Research and development expenses increased by approximately $1,962,000 (155%) during the year ended December 31, 2024 compared to the year ended December 31, 2023. The key drivers of this increase were an increase of approximately $1,397,000 of direct clinical trial expenses associated with the Phase 1b trial initiated in 2024 and an increase of approximately $813,000 of chemistry, manufacturing, and controls (CMC) expenses, which increased by approximately $813,000, as stability testing took place to support the Phase 1b trial in 2024 and drug product manufacturing were initiated to support the upcoming Phase 3 trials. These increases were offset by an approximately $182,000 decrease in compensation, including equity-based compensation of R&D personnel.

General and administrative expenses (“G&A”) expenses

General and administrative expenses decreased by approximately $491,000 (9%) during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was the result of lower corporate legal expense of approximately $269,000 and a decrease in compensation of approximately $215,000, including equity based compensation of G&A personnel.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC increased by approximately $358,000 in the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is due to the timing of investment. This investment was made on June 30 of 2023, with changes to the value of our Adovate equity being recognized on a three-month lag. Therefore, the loss recognized for the year ended December 31, 2023 reflects only 3 months of Adovate’s operations while the loss recognized for the year ended December 31, 2024 reflects a full year of Adovate’s operations.

Inducement Expense

The inducement expense of approximately $4,464,000 which was a one time, noncash expense associated with the issuance of new warrants to induce the exercise of outstanding warrants which occurred during the year ended December 31, 2024.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment and inducement expense, increased by approximately $98,000 (123%) in the year ended December 31, 2024 compared to year ended December 31, 2023. This increase was due to the increase of approximately $109,000 in interest income that resulted from a higher cash balance held in the period.

Gain (loss) from discontinued operations, net of tax

The gain from discontinued operations, net of tax, decreased by approximately $1,894,000 (100%) in the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is wholly due to the fact that the business of Purnovate, Inc., the activities of which are now classified as discontinued, was sold in June of 2023 and all associated activities ceased.

Liquidity and Capital Resources

Overview

Our principal liquidity needs have historically been working capital, R&D costs including clinical trials, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we engage in clinical trials and develop and eventually commercialize our compound, if approved by regulatory authorities. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, sales pursuant to out ATM Agreement, private placements, use of our equity line, as well as other equity financings, warrant exercises, and the issuance of debt securities.

During the year ended December 31, 2024, our primary sources of funding were the exercise of previously issued warrants and the use of our ATM Agreement.

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

In the year ended December 31, 2024, we sold 2,348,520 shares of common stock through our ATM agreement, for net proceeds of approximately $4 million after placement fees and expenses.

At December 31, 2024, we had cash and cash equivalents of $3,750,525. We have completed a Phase 1 pharmacokinetic study of AD04 with a total cost of approximately $1.4 million, which has been fully paid. In addition, we plan to begin a Phase III study of AD04 in the second half of 2025, to complete production of sufficient drug product to carry out the study, and to begin the process of revalidation for our companion diagnostic to be included in our Phase III study. We have signed a contract with a vendor for approximately $2.3 million, which is cancellable by either party, to produce sufficient drug product to carry out the study, validate the manufacturing process, and manufacture registration batches for commercial usage. Our cash on hand is sufficient to fund our operations and meet our existing commitments into the second half of 2025, based on our current commitments.

We will require additional financing as we continue to execute our overall business strategy, including two additional Phase 3 trials for AD04 (one of which is included in our accelerated plans) that are currently expected to require an average of $8-12 million each in direct expenses, and up to $5 million in additional other development expenses. These estimates may change based on upcoming discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. At this time, we have no committed sources of funding and our ability to use our ATM are restricted by certain SEC rules and our ability to use our equity line is restricted by certain Nasdaq rules. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of our research and development programs, which would likely have a material adverse effect on us and our financial statements.

If we raise additional funds by issuing equity securities or convertible debt, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. There can be no assurance that grant funding will be available. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2024	2023
Provided by (used in)
Operating activities – continuing operations	$(6,922,000)	$(5,803,000)
Discontinued operations	–	(1,003,000)
Investing activities	–	1,500,000
Financing activities	7,846,000	4,132,000
Net increase (decrease) in cash and cash equivalents	$924,000	$(1,174,000)

Net cash used in operating activities – continuing operations

Net cash used in operating activities increased by approximately $1,119,000 during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher research and development expenses, partially offset by the favorable increase in the net change in operating assets and liabilities when comparing the same two periods.

Net cash used in discontinued operations

Net cash used in discontinued operations decreased by approximately $1,003,000 during the year ended December 31, 2024 compared to the year ended December 31, 2023. This was entirely due to the completion of the sale of the discontinued operations in June of 2023, after which these operations ceased requiring the use of cash.

Net cash provided by investing activities

Net cash provided by investing activities decreased by approximately $1,500,000 in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was driven by payments received in the prior year period related to the sale of Purnovate.

Net cash provided by financing activities

Net cash provided by financing activities increased by approximately $3,714,000 in the year ended December 31, 2024 compared to the year ended December 31, 2023. In the year ended December 31, 2023, we engaged in two financings: a limited sale of common stock to a single individual investor for net proceeds of approximately $750,000 and a sale of pre-funded warrants to an institutional investor for net proceeds of approximately $3,383,000. In the year ended December 31, 2024, we sold 2,348,520 shares of common stock through an ATM agreement for net proceeds of approximately $4,021,000 and realized additional funds from the induced and uninduced exercise of additional warrants for net proceeds of approximately $3,824,000.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results and experiences may differ materially from these estimates. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. Our significant accounting policies are more fully described in Note 3 to our financial statements included with this report.

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

ADIAL PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Marlton, New Jersey

March 4, 2025

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,750,525	$2,827,082
Prepaid expenses and other current assets	308,239	371,597
Total Current Assets	4,058,764	3,198,679

Intangible assets, net	3,348	3,913
Equity method investment	981,830	1,534,013
Total Assets	$5,043,942	$4,736,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$250,130	$103,325
Accounts payable, related party	48,272	24,062
Accrued expenses	677,456	477,747
Accrued expenses, related party	—	47,942
Total Current Liabilities	975,858	653,076

Total Liabilities	$975,858	$653,076

Commitments and contingencies – see Note 9

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2024 and 2023	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 6,474,588 and 1,663,421 shares issued and outstanding at December 31, 2024 and 2023, respectively	6,473	1,663
Additional paid in capital	86,056,934	72,879,738
Accumulated deficit	(81,995,323)	(68,797,872)
Total Stockholders’ Equity	4,068,084	4,083,529
Total Liabilities and Stockholders’ Equity	$5,043,942	$4,736,605

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Operating Expenses:
Research and development	$3,229,226	$1,267,077
General and administrative	5,055,231	5,620,870
Total Operating Expenses	8,284,457	6,887,947
Loss From Operations	(8,284,457)	(6,887,947)
Other Income (Expense)
Interest income	178,659	69,779
Inducement expense	(4,464,427)	—
Loss on equity method investment	(552,183)	(193,884)
Other income (expense)	(75,043)	10,162
Total other expense	(4,912,994)	(113,943)
Loss Before Provision For Income Taxes	(13,197,451)	(7,001,890)
Income tax benefit	—	—
Loss from Continuing Operations	(13,197,451)	(7,001,890)
Income from discontinued operations, net of taxes, including gain on disposal of $2,624,798	—	1,878,549
Net Loss	$(13,197,451)	$(5,123,341)

Loss per share from continuing operations, basic and diluted	$(2.72)	$(4.91)
Loss per share from discontinued operations, basic and diluted	$—	$(1.32)
Net loss per share, basic and diluted	$(2.72)	$(3.60)
Weighted average shares, basic and diluted	4,851,487	1,424,661

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	1,067,491	$1,067	$66,949,958	$(63,674,531)	$3,276,494
Stock-based compensation	—	—	1,232,691	—	1,232,691
Stock-based compensation, common stock issued for services	48,580	49	513,638	—	513,687
Issuance of commitment shares	7,983	8	51,893	—	51,901
Redemption of fractional shares	(199)	(1)	(1,660)	—	(1,661)
Sale of common stock	93,694	94	749,849	—	749,943
Sale of warrants	—	—	3,383,312	—	3,383,312
Warrant exercises	445,872	446	57	—	503
Net loss	—	—	—	(5,123,341)	(5,123,341)
Balance, December 31, 2023	1,663,421	$1,663	$72,879,738	$(68,797,872)	$4,083,529
Stock-based compensation	—	—	597,453	—	597,453
Stock-based compensation, common stock issued for services	2,400	2	199,376	—	199,378
Issuance of inducement warrants, net of payment			4,464,427		4,464,427
Issuance of commitment shares	68,807	69	74,930	—	74,999
Sale of common stock	2,348,520	2,348	4,019,137	—	4,021,485
Warrant exercises	2,391,440	2,391	3,821,873	—	3,824,264
Net loss	—	—	—	(13,197,451)	(13,197,451)
Balance, December 31, 2024	6,474,588	$6,473	$86,056,934	$(81,995,323)	$4,068,084

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(13,197,451)	$(7,001,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	796,831	1,746,378
Amortization of intangible assets	565	564
Inducement expense	4,464,427	—
Cost of commitment shares issued	74,999	51,901
Loss on equity method investment	552,183	193,884
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,358	(22,156)
Accrued expenses	199,709	(485,580)
Accrued expenses, related party	(47,942)	(127,058)
Accounts payable and other current liabilities	146,805	(183,473)
Accounts payable, related party	24,210	24,062
Net cash used in operating activities – continuing operations	(6,922,306)	(5,803,368)
Net cash used in discontinued operations		(1,003,441)
Net cash used in operating activities	(6,922,306)	(6,806,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase consideration received for sale of assets	—	1,500,000
Net cash provided by investing activities	—	1,500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offerings	4,021,485	749,943
Net proceeds from warrant offerings	—	3,383,312
Proceeds from warrant exercises	3,824,264	503
Redemption of fractional shares	—	(1,661)
Net cash provided by financing activities	7,845,749	4,132,097

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	923,443	(1,174,712)

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	2,827,082	4,001,794

CASH AND CASH EQUIVALENTS-END OF YEAR	$3,750,525	$2,827,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Equity consideration received for sale of Purnovate	$—	1,727,897

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

2 — GOING CONCERN AND OTHER UNCERTAINTIES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these consolidated financial statements. The Company has incurred recurring losses and needs to raise additional funds to sustain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the announced results of its ONWARD Phase 3 trial, the Company has completed and publicly reported meetings with the FDA and various European national authorities to discuss the appropriate next steps towards the future development of AD04. The Company has sold its Purnovate programs to a company formed for that purpose, reducing the Company’s operating expenses. In March of 2024, the Company received net proceeds of approximately $3.8 million from the exercise of warrants, and during the year ended December 31, 2024, the Company received an additional $4 million in net proceeds from sale of common stock through an ATM agreement. The Company will nonetheless require additional capital to continue operating and development of AD04. There is no certainty that the Company will be able to access additional capital on acceptable terms, if at all, to continue operations after whatever funds are received from the buyer are expended. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to commercialization of AD04, which would likely have a material adverse effect on the Company and its financial statements.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing, in order to complete its subsequent clinical trial requirements for AD04. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, if at all. Without additional funding, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2024 and 2023 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the years ended December 31, 2024 and 2023 were as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2024	2023
Warrants to purchase common shares	4,201,568	3,251,008
Common Shares issuable on exercise of options	733,971	152,194
Unvested restricted stock awards	13,328	26,664
Total potentially dilutive Common Shares excluded	4,948,867	3,429,866

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2024, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $3.6 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with maturity dates less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2023, the Company did exceed FDIC insurance limits by approximately $927,000 and held approximately $1.6 million in non-FDIC insured cash equivalent investments.

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

Segment Information

The Company operates as one operating segment with a focus on drug development for addiction and related disorders. The Company’s Chief Executive Officer, as its chief operating decision maker (CODM), manages and allocates resources to the operations of the Company’s on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across research and development projects in line with our long-term company-wide strategic goals.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 12 for the disclosures related to our single operating segment.

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

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update would require a public entity to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

Under the terms of the option agreement, upon the exercise of the option Adovate became liable for reimbursement of all Purnovate operating expenses incurred and paid after December 1, 2022, such reimbursement to be paid within thirty days of execution of the final acquisition agreement with the Company holding a security interest in the assets of Adovate until the expense reimbursement is paid in full. On June 30, 2023, September 20, 2023, and December 8, 2023, payments totaling of $1,050,000 for the reimbursement of previously incurred Purnovate project costs were paid to the Company by the buyer of Purnovate. On June 30, 2023, Adovate issued to the Company a 19.9% equity stake in Adovate as part of consideration owed, which the Company valued at $1,727,897 (see Note 6). Consideration paid by Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. No value has been imputed to these contingent payments on the Company’s balance sheet, since it is at present less likely than not that such payments will ever be made. On execution of the final asset purchase agreement, the Company recognized a charge of $37,276 on adjustment of the final expense reimbursement due from its previous estimate, which was recognized as an expense of discontinued operations. Total consideration paid or receivable is $3,227,897. The gain on the sale of Purnovate has been classified as income from discontinued operations.

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

Income from discontinued operations, net of tax for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended
	December 31,
	2024	2023
Operating Expenses:
Research and development expenses	$—	$260,748
General and administrative expenses	—	471,326
Total Operating Expenses	—	732,074

Loss From Operations	—	(732,074)

Other Income (Expense)
Interest expense	—	(175)
Change in value of contingent liability	—	(14,000)
Total other income (expense)	—	(14,175)

Loss before provision for income taxes	—	(746,249)
Income tax benefit (expense)	—	—

Loss from discontinued operations, net of tax	—	(746,249)
Gain on sale	—	2,624,798
Gain (loss) from discontinued operations, net of gain on sale	$—	$1,878,549

6 — EQUITY METHOD INVESTMENTS

On June 30, 2023, Adovate issued to the Company a 19.9% equity stake in Adovate as part of consideration owed upon the exercise of Adovate’s option to purchase the business and assets of the Company’s wholly owned subsidiary, Purnovate, Inc. (See Note 4.) Under the terms of the final asset purchase agreement, Adovate was obligated to protect the Company against dilution by issuing additional equity to the Company in Adovate as Adovate equity was sold to maintain the Company’s 15% equity stake until such time as Adovate had raised $4 million through equity sales, at which time the Company’s equity stake would be adjusted to equal to 15%. The Company determined the fair value of this equity to be $1,727,897 at time of issue, based on the price of cash sales by Adovate of the same class of equity to third parties around the same time as the date of issue.

On January 30, 2024, the Company acknowledged that Adovate had raised $4 million and the Company’s equity in Adovate was reduced to equal 15% of Adovate’s equity then outstanding. As a result, the Company recorded a reduction on the value of its equity stake of $283,268.

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

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis. Adovate’s summary balance sheet information as of September 30, 2024 is below:

Current Assets	$1,676,591
Non-current assets	$3,506,713
Current liabilities	$537,303
Non-current liabilities	$929,156

Results for Adovate’s operations in the twelve months ended September 30, 2024 are summarized below:

Revenues	$—
Costs and expenses	3,248,659
Loss from operations	(3,248,659)
Other loss	119,886
Net loss	$(3,128,773)

The Company held a weighted average of 15.33% of Adovate’s equity in the year ended September 30, 2024. The Company recognized an expense of $552,183, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the period from October 1, 2023 to September 30, 2024 and a reduction in the amount of equity owned by the company, net of an increase in the value of Adovate equity owned based on the Company’s share of dilution to new cash investors in Adovate during the period from October 1, 2023 to September 30, 2024. At December 31, 2024, the Company held 11.3% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate in the year ended December 31, 2024 is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$1,534,013
Portion of operating losses recognized	(479,636)
Reduction in equity	(283,268)
Share of dilution to new investors	210,721
Equity investment carrying amount at December 31, 2024	$981,830

At December 31, 2024, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

7 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Employee compensation	$405,246	$421,365
Pre-clinical and manufacturing expenses	81,607	50,566
Legal and consulting services	190,603	5,816
Total accrued expenses	$677,456	$477,747

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

On July 1, 2023, the Company executed a shared services agreement with Adovate, Inc., in which the Company holds a significant equity stake (see Note 6), for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment. At December 31, 2024, the Company had $28,272 in outstanding accounts payable associated with this agreement. In the years ended December 31, 2024 and 2023, the Company recognized $55,667 and $32,005, respectively, in expenses associated with this agreement.

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

During the year ended December 31, 2024, the Company sold 2,348,520 shares of common stock through the ATM Agreement, for net proceeds of $4,021,485 after placement fees and expenses.

Standby Equity Purchase Agreements

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

On December 13, 2024, the existing SEPA was cancelled by mutual agreement. Simultaneously, the Company and Alumni Capital entered into a new Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, 68,807 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA, as shown in the consolidated statement of shareholders’ equity. The fair value of these shares of $74,999 was recorded under other expenses. At December 31, 2024, no shares had been sold under the terms of the New SEPA.

Other Common Stock Issuances

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

On October 19, 2023, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) pre-funded warrants to purchase up to 1,418,440 shares of the Company’s common stock, par value $0.001 at an exercise price of $0.001 per share, (ii) series A warrants to purchase up to 1,418,440 shares of the Company’s Common Stock at an exercise price of $2.82 per share, and (iii) series B warrants to purchase up to 1,418,440 shares of the Company’s Common Stock at an exercise price of $2.82 per share. The combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $2.819, for gross proceeds of $3,998,582, which was recognized as additional paid-in capital. The net proceeds to the Company from the Private Placement were approximately $3.4 million, after deducting placement agent fees and expenses and offering expenses payable by the Company. In addition, 85,106 warrants with an exercise price of $3.52 per share of common stock were issued to the placement agent. Pursuant to the terms of the purchase agreement, the Company was prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into common stock for a period commencing on October 19, 2023 and expiring January 15, 2024. At December 31, 2024, the Purchaser had exercised Pre-Funded Warrants to purchase 1,418,440 shares of common stock for total proceeds of $1.418, by which time no pre-funded warrants remained outstanding.

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

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 Equity Incentive Plan was 70,000 shares. On November 13, 2024, by a vote of the shareholders, the number of shares issuable under the 2017 Equity Incentive Plan was increased to 2,000,000. At December 31, 2024 the Company had issued and outstanding 140,927 shares and 730,908 options to purchase shares of our common stock under the 2017 Equity Incentive Plan, as well as 3,063 options to purchase shares of common stock that were issued before the 2017 Equity Incentive Plan was adopted, leaving 1,128,165 available for issue.

Stock Options

The following table provides the stock option activity for the years ended December, 2024 and 2023:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding December 31, 2022	172,676	7.21	$62.00	$47.75
Issued	39,800			6.11
Cancelled	(60,282)		60.43	47.39
Outstanding December 31, 2023	152,194	7.02	$48.00	$36.72
Issued	595,000		1.21	1.04
Cancelled	(13,223)		65.51	53.37
Outstanding December 31, 2024	733,971	9.01	$9.76	$7.54
Outstanding December 31, 2024, vested and exercisable	191,242	7.08	$33.60	$25.65

At December 31, 2024, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Fair Value per Share	$1.35-1.06	$7.50
Expected Term	5.75 years	5.75 years
Expected Dividend	$—	$—
Expected Volatility	111.89-118.39%	107.88%
Risk free rate	4.09-4.29%	1.89%

During the year ended December 31, 2024, 595,000 options to purchase shares of common stock were granted at a fair value of $616,263, an approximate weighted average fair value of $1.04 per option, to be amortized over a service a weighted average period of 3 years. As of December 31, 2024, $688,463 in unrecognized compensation expense will be recognized over a dollar weighted remaining service period of 2.36 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
Research and development options expense	$54,303	206,042
Total research and development expenses	54,303	206,042
General and administrative options expense	543,150	1,026,649
Stock issued to consultants and employees	199,378	588,504
Cancellation of unvested stock issued to consultants and employees	—	(74,817)
Total general and administrative expenses	742,528	1,540,336
Total stock-based compensation expense	$796,831	$1,746,378

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)		Weighted Average Exercise Price	Average Intrinsic Value
Outstanding December 31, 2022	486,726	3.04		$100.75	$0.25
Issued	4,347,743			1.93
Expired	(164,589)			149.32
Exercised	(445,872)			$0.001
Outstanding December 31, 2023	4,224,008	3.31	*	$7.76	$0.43
Issued	2,369,000			2.84
Exercised	(2,391,440)			$1.67
Outstanding December 31, 2024	4,201,568	2.07		$8.45	$0.01

*	As the 973,000 pre-funded warrants outstanding on December 31, 2023 did not expire, they have been excluded from this calculation.

During the years ended December 31, 2024 and 2023, 2,391,440 and 445,872 warrants to purchase shares of common stock were exercised for total gross proceeds of $4,000,974 and $502, respectively.

10 — INCOME TAXES

A reconciliation of the statutory Federal income tax rate and effective rate of the provision for income taxes is as follows:

	Year ended
	December 31, 2024	December 31, 2023
Federal statutory rate	21.00%	21.00%
Stock options	(0.93)%	(3.69)%
Change in fair value of investment	(0.00)%	(0.58)%
Transaction expenses	(0.56)%	(1.67)%
Other permanent items	0.03%	1.25%
State taxes	2.94%	7.08%
Increase in VA	(15.37)%	(23.19)%
Warrant inducement	(7.10)%	0.00%
Other	0.00%	(0.20)%
Effective tax rate	0.00%	0.00%

Tax expense (benefit) for the year ended December 31, 2024 is shown on the table below:

	Current	Deferred	Total
Federal	—	—	—
State and Local	—	—	—
Total	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2023 and 2022, respectively, are as follows:

Deferred Tax Assets & Liabilities (rounded)

	Deferred Tax Asset
	2024	2023
Net operating loss carry-forward	13,963,767	12,297,198
Accrued Expenses	107,221	101,758
Restricted stock	16,184	15,854
Section 174 R&D	1,510,506	1,116,665
Less: valuation allowance	(15,559,357)	(13,531,039)
Total tax assets	$38,321	$437
Fixed Asset	—	—
Intangible assets	(495)	(437)
Joint Venture	(37,826)	—
Total deferred tax labilities	$(38,321)	$(437)
Net deferred tax asset (liability)	$—	$—

The Company has a net operating loss carry-forward of $53.9 million for Federal and of $56.4 million state tax purposes at December 31, 2024, that is potentially available to offset future taxable income. NOLS generated prior to 2018, $340 thousand of Federal NOLS and $655 thousand of state NOLs, will begin to expire in 2037. For Federal and most states, the NOL carryover limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of Taxable income.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $15.6 million against the net deferred tax asset that is not realizable as of December 31, 2024.

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

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which they operate. In the normal course of business, the Company is subject to examination of Federal and state jurisdiction where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2024, open years related to the federal and state Jurisdictions are 2023, 2022, and 2021. Since the Company was not a taxable entity prior to reincorporation, examination of returns for years prior to 2017 will not result in changes to tax liability or benefit. The company has no open tax audits with any taxing authority as of December 31, 2024.

The Company had no uncertain tax positions at December 31, 2024.

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

As consideration for the rights granted in the UVA LVG License, the Company is obligated to pay UVA LVG yearly license fees and future milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, the Company paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) $275,000 upon acceptance of an NDA by the FDA and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, the Company is obligated to pay royalties to UVA LVG equal to a percentage of what the Company would have been required to pay to UVA LVG had it sold the products under sublicense ourselves. In addition, the Company is required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by the Company to the UVA LVG may then be distributed to the Company’s former Chief Medical Officer and a current consultant in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

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

During both the years ended December 31, 2024 and 2023, the Company recognized $40,000 minimum license royalty expenses under this agreement, however, on July 1, 2024, UVA LVG issued a credit of $40,000 to the Company against overpayments of royalties in previous periods, resulting in a net royalty expense for the year ended December 31, 2024 of zero dollars. At December 31, 2024 and 2023, total accrued royalties and fees due to UVA LVG were zero dollars and $40,000, respectively, shown on balance sheet as accrued expenses, related party. At December 31, 2024, the Company had recognized a payable of $20,000 for 2024 minimum royalties due, net of the previously issued credit.

Grant Incentive Plan – Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s former Chief Medical Officer and a related party, to secure grant funding for the Company. Under the Grant Incentive Plan, the Company was required to make a cash payment to the Dr. Johnson each year based on the grant funding received by the Company in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of December 31, 2024, no grant funding that would result in a payment to the Dr. Johnson had been obtained.

Consulting Agreement – Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year was paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $108,750 and $435,000 in compensation expense in the years ended December 31, 2024 and 2023, respectively.

On April 10, 2024, the Company provided Dr. Johnson with notice of the termination of the Company’s consulting agreement with him. As a result of the termination of the Consulting Agreement, effective as of May 17, 2024, Dr. Johnson ceased serving as the Company’s Chief Medical Officer. On April 24, 2024, the Company and Dr. Johnson executed a separation agreement providing for Dr. Johnson’s continued service as a consultant on an hourly basis as needed, a separation payment of $56,792, and for certain payments on the occurrence of milestones. In June of 2024, the Company determined that Dr. Johnson had achieved milestones making due to him payments of $40,000, which payment was made on August 20, 2024. On August 18, 2024, the Company issued 2,400 shares of common stock to Dr. Johnson on achievement of certain milestones as agreed under the separation agreement at a cost of $0.98 cents per share, for a total cost of $2,352. At December 31, 2024, no milestone payments remained possible under the terms of the separation agreement.

Consulting Agreement – Related Party

On October 24, 2022, the Company entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director of Company, is the founder and principal of Keswick Group, LLC, therefore Orbytel was considered a related party. Statement of work #1 (“SOW #1”), executed with the MSA, committed the Company to $209,250 in payments. During the years ended December 31, 2024 and 2023, the Company recognized zero dollars and $57,750 in expenses, respectively, under SOW #1.

Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “Keswick MSA”) with the Keswick Group, LLC for provision of consulting services. Tony Goodman, a director, is the founder and principal of Keswick Group. Under the terms of the Keswick MSA, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. On January 17, 2024, the Company entered into a statement of work #2 (“SOW #2”) with Tony Goodman and Keswick Group, pursuant to which Mr. Goodman was appointed as Chief Operating Officer of Adial for compensation of $25,000 per month for the role of Chief Operating Officer including carry over duties from a previous statement of work #1. In the years ended December 31, 2024 and 2023, the Company recognized $298,000 and $216,713 in expenses, respectively, associated with this agreement.

Separation Agreement – Related Party

On November 1, 2024, the Company entered into a Separation Agreement and Release, dated November 1, 2024 (the “Separation Agreement”), with Joseph Truluck, the Company’s former Chief Financial Officer. Mr. Truluck resigned as CFO effective November 15, 2024. Pursuant to the Separation Agreement, Mr. Truluck receives, as a consultant: (i) from November 16, 2024 through December 31, 2024, an amount equal to 100% of his most recent base salary, (ii) from January 1, 2025 through March 31, 2025, 50% of his most recent base, and (iii) from and after March 31, 2025, $350 an hour on an as needed basis. The Separation Agreement contains a general release of all claims against the Company and its current and former officers, directors, employees and agents, and a non-disparagement clause relating to the Company or any released party.

In the year ended December 31, 2024, the Company recognized $35,050 in expenses associated with the Separation Agreement.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2024, the Company did not have any pending legal actions.

12 — SEGMENT REPORTING

The Company has one reportable operating segment relating to drug development for addiction and related disorders. When evaluating the Company’s financial performance, the CODM reviews total operating expenses for the operating segment excluding discontinued operations and equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Year Ended
	December 31,
	2024	2023
Operating Expenses:
Segment research and development expenses	$3,229,226	$1,267,077
Segment general and administrative expenses	5,055,231	5,620,870
Total Operating Expenses	8,284,457	6,887,947
Total Operating Loss	(8,284,457)	(6,887,947)
Interest income	178,659	69,779
Inducement expense	(4,464,427)	—
Loss on equity method investment	(552,183)	(193,884)
Other income (expense)	(75,043)	10,162
Total other expense	(4,912,994)	(113,943)
Income from discontinued operations	—	1,878,549
Net Loss	(13,197,451)	(5,123,341)

13 — SUBSEQUENT EVENTS

On January 27, 2025, the Company issued 100,000 shares of common stock to a vendor in compensation for services at a cost of $95,030.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2024 our internal controls over financial reporting were not effective.

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified and as yet unremediated include (i) lack of finalized assessment under COSO framework, (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls. and (vi) insufficient segregation of duties.

Remediation Plan for Existing Material Weakness

Management continues to take steps to remediate the weaknesses described above. Management has engaged consulting services to ameliorate those material weaknesses stemming from its small number of personnel, in particular consultants with significant GAAP experience and IT security experts. The Company recently completed a risk assessment of its controls, and management is committed to additional remediation steps, improved documentation the Company’s controls, and redesign of inadequate approval processes, as resources permit.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of six members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which consists of Kevin Schuyler and Tony Goodman, whose term will expire at our annual meeting of stockholders to be held in 2025;

●	Class II, which consists of Robertson H. Gilliland and Cary Claiborne, whose terms will expire at our annual meeting of stockholders to be held in 2026; and

●	Class III, which consists of J. Kermit Anderson and James W. Newman, Jr., whose terms will expire at our annual meeting of stockholders to be held in 2027.

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

Set forth below are our directors and executive officers and their respective ages and positions as of the date of this Annual Report on Form 10-K:

Executive Officers and Directors	Age	Position(s) Held
Cary J. Claiborne, MBA	64	Chief Executive Officer, President and Director
Tony Goodman	60	Chief Operating Officer and Director
Vinay Shah, MBA, CPA	62	Chief Financial Officer
Robertson H. Gilliland, MBA	44	Director
J. Kermit Anderson	75	Director
James W. Newman, Jr.	82	Director
Kevin Schuyler, MBA, CFA	56	Director, Chairman of the Board, Lead Independent Director

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

Vinay Shah, Chief Financial Officer and Treasurer

Vinay Shah became our Chief Financial Officer in November 2024. Previously, Mr. Shah served as the Chief Financial Officer of Virpax Pharmaceuticals, Inc. from June 2023 until October 2024 and Aravive, Inc. from October 2018 until June 2022. Mr. Shah also served as the Chief Financial Officer of Aravive Biologics, Inc. from 2010 until October 2018, initially as a consultant and from 2017 as an employee. Mr. Shah brings more than 20 years of financial management experience in the medical device and biopharmaceutical industries to our company. From 2008 until 2016, he served in various positions at Pacira Pharmaceuticals Inc., a specialty pharmaceutical company, including Executive Director of Finance and Executive Director of Strategy Analytics, initially as a consultant and since 2010 as an employee. Before Pacira Pharmaceuticals Inc., Mr. Shah worked for Cardinal Health’s medical device group in various finance management positions. His prior work experience includes positions at Pricewaterhouse Coopers LLP and KPMG in India and the Middle East. Mr. Shah received a Bachelor of Commerce degree from Ranchi University in India. He is a Chartered Accountant from the Institute of Chartered Accountants in India and has an MBA from W.P. Carey School of Business at Arizona State University.

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

Kevin Schuyler, CFA, Chairman of the Board of Directors, Lead Independent Director

Kevin Schuyler has served as our non-executive Chairman of the Board since August 2022, our director since April 2016 and is our Lead Independent Director. From April 2016 to August 2022, he served as our Vice Chairman of the board of directors. Kevin is a Managing Director for CornerStone Partners, an institutional investment adviser. Before joining CornerStone Partners in 2006, he was the chief investment officer at The Nature Conservancy, the world's largest not-for-profit conservation organization. Kevin began his professional career working at the Chicago Board of Trade with Louis Dreyfus Corporation and later was a management consultant with McKinsey & Company. Kevin serves on the board of Wildrock, Inc., a local not-for-profit, and is a director and Chairman of the Board of Twin Vee Powercats, a NASDAQ-listed company (VEEE). A member of the Chartered Financial Analyst Society of Virginia, Kevin graduated with honors from Harvard College and earned an MBA from the Darden Graduate School of Business at the University of Virginia.

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

Corporate Governance

Board Committees

Our board of directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which and operates pursuant to a written charter, the full text of which are available on our website at www.adial.com. From time to time, the Board of Directors may also establish ad hoc committees to address particular matters.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) and related procedures governing the purchase, sale, and/or other dispositions of our securities by us, directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. The Trading Policy also sets forth the policies and procedures covering the handling of our confidential information. The Trading Policy, which applies to all officers, employees, directors, consultants and independent contractors of the Company and its subsidiaries (each a “Covered Person”), prohibits the purchase or sale of our securities by a Covered Person, including their family members and others living in their household, who is in possession of material non-public information. The Trading Policy also prohibits, among other things short-term trading, short sales, hedging and pledging. Consequently, no employee, executive officer or director may enter into a hedge or pledge of our common stock, including short sales, derivatives, put options, swaps and collars. A copy of the Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

We had one delinquent Form 4 filing made by Bankole Johnson on June 2, 2023.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2024 and 2023 whose total compensation did exceed $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary		Bonuses		Option & Stock Award(s)		All Other Compensation		Total
Cary Claiborne	2024	$485,688		$–	(1)	$415,008	(2)	$75,643	(3)	$976,339
Chief Executive Officer and Member of the Board of Directors	2023	$465,625		$190,000	(4)	$73,314	(5)	$72,682	(6)	$801,621

Joseph A. M. Truluck	2024	$250,250		$–	(7)	$28,392	(8)	$49,773	(9)	$328,415
Former Chief Financial Officer	2023	$276,250		$70,000	(10)	$30,547	(11)	$12,236	(12)	$389,033

Tony Goodman	2024	$298,500	(13)	$–		$47,698	(14)	$30,000	(15)	$376,198
Chief Operating Officer	2023	$–		$–		$12,219	(16)	$246,713	(17)	$258,932

(1)	The Company has accrued an expense of $196,236 for a bonus deemed earned in 2024. However, at the date of this report, Mr. Claiborne’s bonus has not been paid and remains at the Board of Directors’ discretion.

(2)	The total fair value of 60,000 options to purchase shares of common stock at an exercise price of $1.35 per share issued on March 23, 2024 at a fair value of $1.14 per option and 350,000 options to purchase shares of common stock at an exercise price of $1.15 per share issued on December 5, 2024 at a fair value of $0.99 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(3)	Includes (i) the payment of $31,530 of medical, dental, life, and disability insurance premiums, (ii) $13,800 of matched 401(k) contributions, (iii) $30,000 cash fee for services as a Director, and (iv) $313 of reimbursed telephone expenses.

(4)	Comprised of a $190,000 cash bonus payment earned in 2023 and paid in 2024.

(5)	The fair value of 12,000 options to purchase shares of common stock at an exercise price of $7.50 per share issued on May 23, 2023 at a fair value of $6.11 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	Includes (i) the payment of $28,721 of medical, dental, life, and disability insurance premiums, (ii) $13,200 of matched 401(k) contributions, (iii) $30,000 cash fee for services as a Director, and (iv) $761 of reimbursed telephone expenses.

(7)	The Company has accrued an expense of $72,298 for a bonus deemed earned in 2024. However, at the date of this report, Mr. Truluck’s bonus has not been paid and remains at the Board of Directors’ discretion.

(8)	The fair value of 25,000 options to purchase shares of common stock at an exercise price of $1.35 per share issued on March 23, 2024 at a fair value of $1.14 per option.

(9)	Comprised of (i) $12,810 in matched 401(k) contributions, (ii) $913 in life and disability insurance premiums, and (iii) $36,050 in transition consulting fees.

(10)	Comprised of a $70,000 cash bonus payment earned in 2023 and paid in 2024.

(11)	The fair value of 5,000 options to purchase shares of common stock at an exercise price of $7.50 per share issued on May 23, 2023 at a fair value of $6.11 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(12)	Comprised of (i) $11,163 in matched 401(k) contributions and (ii) $1,073 in life and disability insurance premiums.

(13)	Mr. Goodman’s salary is paid to the Keswick Group, LLC, of which he is principal.

(14)	The total fair value of 42,000 options to purchase shares of common stock at an exercise price of $1.35 per share issued on March 23, 2024 at a fair value of $1.14 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(15)	Comprised of a $30,000 cash fee for services as a Director.

(16)	The fair value of 2,000 options to purchase shares of common stock at an exercise price of $7.50 per share issued on May 23, 2023 at a fair value of $6.11 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(17)	Includes (i) the payment of $216,713 in consulting fees made to Keswick Group, of which Mr. Goodman in principal, and (ii) $30,000 cash fee for services as a Director.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2024)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Cary Claiborne						9,995	$10,095
Chief Executive Officer and	2,400	—	(1)	$77.75	10/25/31
Member of the Board of Directors	5,200	—	(2)	$66.00	12/7/31
	259	7	(3)	$50.00	2/23/32
	6,667	5,333	(4)	$7.50	5/22/33
	16,667	43,333	(5)	1.35	3/25/34
	9,722	340,278	(6)	1.15	12/5/34

Joseph Truluck	1,205	—	(7)	$142.47	6/30/27
Former Chief Financial Officer	7,200	—	(8)	$84.75	3/9/29
	8,000	—	(9)	$36.00	3/3/30
	5,000	—	(10)	$77.75	2/8/31
	3,889	111	(3)	$50.00	2/23/32
	2,778	2,222	(4)	$7.50	5/22/33
	6,944	18,056	(5)	1.35	3/25/34

Tony Goodman	446	—	(7)	$142.47	6/30/27
Chief Operating Officer	2,400	—	(9)	$36.00	3/3/27
	1,600	—	(1)	$77.75	2/8/31
	1,556	44	(3)	$50.00	2/23/32
	861	139	(11)	$30.75	6/27/32
	1,111	889	(4)	$7.50	5/23/33
	11,667	30,333	(5)	$1.35	3/25/34

(1)	One thirty-sixth (1/36) of these options vested on the date of grant, October 25, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month. At the date of this filing, these grants are fully vested.

(2)	One thirty-sixth (1/36) of these options vested on the date of grant, December 7, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month. At the date of this filing, these grants are fully vested.

(3)	One thirty-sixth (1/36) of these options vested on the date of grant, February 23, 2022, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(4)	One thirty-sixth (1/36) of these options vested on the date of grant, May 23, 2023, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(5)	One thirty-sixth (1/36) of these options vested on the date of grant, March 25, 2024, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(6)	One thirty-sixth (1/36) of these options vested on the date of grant, December 5, 2024, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(7)	One thirty-sixth (1/36) of these options vested on the date of grant, July 1, 2017, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(8)	One thirty-sixth (1/36) of these options vested on the date of grant, March 10, 2019, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(9)	One thirty-sixth (1/36) of these options vested on the date of grant, March 3, 2020, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(10)	One thirty-sixth (1/36) of these options vested on the date of grant, February 8, 2021, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(11)	One thirty-sixth (1/36) of these options vested on the date of grant, June 27, 2022, with an additional one thirty-sixth vesting on the first day of each subsequent month.

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

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is incorporated by reference to this Annual Report on Form 10-K as an exhibit.

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, typically in connection with our first meeting of the Board of Directors each fiscal year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2024, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report other than as set forth in the table below:

Name	Grant date	Number of securities underlying the award	Exercise price of the award per share	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Cary Claiborne	12/05/24	350,000	$1.15	$346,868	6.96%

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Claiborne and Shah.

In connection with the appointment of Mr. Claiborne as Chief Operating Officer of the Company, we and Mr. Claiborne entered into a three-year employment agreement (the “Claiborne Employment Agreement”). Pursuant to the terms of the Claiborne Employment Agreement, Mr. Claiborne received an annual base salary of $304,000, had a target bonus opportunity equal to 40% of his base salary and devoted no less than 80% of his business time to the affairs of the Company. On August 22, 2022, Mr. Claiborne was appointed Chief Executive Officer by the Board of Directors, at which time his employment agreement was amended to increase his annual base salary to $450,000 and Mr. Claiborne agreed to devote substantially all his business time to the affairs of the Company. On execution of this agreement, Mr. Claiborne was also granted one million shares of common stock, said shares vesting over a three year period. Effective December 5, 2024, we entered into an Amended and Restated Employment Agreement (the “Claiborne EA”) with Mr. Claiborne to employ him as our Chief Executive Officer for a three-year term commencing on December 5, 2024. The Claiborne EA replaces and supersedes the Claiborne Employment Agreement, as amended August 22, 2022. Pursuant to the Claiborne EA, Mr. Claiborne receives an annual base salary of $489,250 and his bonus target was increased to 50% of his base salary upon achievement of objectives as may be determined by our board of directors. Mr. Claiborne also received a grant of stock options to purchase 350,000 shares of our common stock under the 2017 Equity Incentive Plan, vesting monthly on a pro rata basis over 36 months. Mr. Claiborne’s annual salary is subject to increase at the discretion of the Board. The Board may, in its discretion, pay a portion of Mr. Claiborne’s annual bonus in the form of cash or equity or equity-based awards (or any combination thereof). Mr. Claiborne is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

In connection with the appointment of Mr. Shah as Chief Financial Officer of the Company on, we and Mr. Shah entered into an employment agreement (the “Shah EA”) for a three-year term effective November 16, 2024. Pursuant to the Shah EA, Mr. Shah receives an annual base salary of $315,000, with a discretionary bonus of up to 30% of his base salary upon achievement of objectives as may be determined by our board of directors. Pursuant to the Shah EA, we also issued to Mr. Shah a stock option to purchase up to 40,000 shares of common stock pursuant to our 2017 Equity Incentive Plan (the “Plan”), which vests pro rata on a monthly basis over 36 months, at an exercise price of $1.06. Mr. Shah is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

In the event that Mr. Claiborne’s or Mr. Shah’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Claiborne EA and Shah EA), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months in the case of Mr. Claiborne, or 6 months in the case of Mr. Shah. In the event Mr. Claiborne’s employment is terminated without Cause following a Change of Control, he will be entitled to any unpaid bonus earned in the year prior to the termination, and a lump sum payment equal to two times the sum of: (i) his annual base salary and (ii) the higher of his target cash bonus and the annual bonus paid to him with respect to the fiscal year prior to the fiscal year in which termination occurred. In the event Mr. Shah’s employment is terminated without Cause following a Change of Control, he will be entitled to any unpaid bonus earned in the year prior to the termination, and a lump sum payment equal to twelve times his monthly base salary and the higher of his target cash bonus and the annual bonus paid to him with respect to the fiscal year prior to the fiscal year in which termination occurred.

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

Effective upon the closing of the initial public offering, we entered into a three -year employment agreement with Joseph Truluck to serve as our Chief Operating Officer and Chief Financial Officer (the “Truluck EA”), which agreement was amended on February 12, 2021 to extend the term of the agreement to March 31, 2026. Under the Truluck EA, Mr. Truluck devoted no less than 50% of his business time to the affairs of our company, which was increased to 75% on February 12, 2021. Pursuant to the terms of the Truluck EA, as amended on March 10, 2019 to increase his salary to $150,000 per annum and further amended on March 3, 2020 to increase his salary to $170,000 per annum and further amended on February 23, 2022, he received an annual salary of $270,000 and had a target bonus opportunity equal 25% of his salary. Mr. Truluck’s annual salary was subject to increase at the discretion of our board of directors. Our board of directors could have, in its discretion, paid a portion of Mr. Truluck’s annual bonus in the form of equity or equity -based compensation. Mr. Truluck is also subject to certain restrictive covenants, including a non -competition (applicable during employment and for 24 months thereafter), customer non -solicitation and employee and independent contractor non -solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

In the event that Mr. Truluck’s employment was terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Truluck EA), he would have been entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, and continuation of base salary for 6 months. In the event that Mr. Truluck’s employment was terminated due to his death or Disability, he (or his estate) would have been entitled to any unpaid bonus earned in the year prior to the termination, a pro-rata portion of the bonus earned during the year of termination, 12 months of COBRA premium reimbursement and accelerated vesting of (a) all equity awards received in payment of base salary or an annual bonus and (b) with respect to any other equity award, the greater of the portion of the unvested equity award that would have become vested within 12 months after the termination date had no termination occurred and the portion of the unvested equity award that is subject to accelerated vesting (if any) upon such termination under the applicable equity plan or award agreement (with performance goals deemed earned at not less than target performance, and with any equity award that is in the form of a stock option or stock appreciation right to remain outstanding and exercisable for 12 months following the termination date or, if longer, such period as provided under the applicable equity plan or award

For purpose of each of the Claiborne EA, Shah EA, and Truluck EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one -way driving distance by more than twenty -five (25) miles from the Executive’s then -current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Claiborne EA, Shah EA, and Truluck EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the board of directors that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Claiborne EA, Shah EA, and Truluck EA, “Change of Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the board of directors.

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

Separation Agreement

On November 1, 2024, we entered into a Separation Agreement and Release, dated November 1, 2024 (the “Separation Agreement”), with Mr. Truluck. Pursuant to the Separation Agreement, Mr. Truluck is entitled to: (i) from November 1, 2024 through December 31, 2024, 100% of his current base salary during which period he served until November 15, 2024 as our Chief Financial Officer and thereafter as a consultant to us, (ii) from January 1, 2025 through March 31, 2025, 50% of his current base salary as a consultant to us; and (iii) from and after March 31, 2025, $350 an hour as a consultant to us on an as needed basis.

Consulting Agreement

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

On January 18, 2024, Mr. Goodman was appointed as our Chief Operating Officer. Pursuant to a Statement of Work #2 (“SOW#2”) to the Services Agreement, that we entered into with The Keswick Group, LLC on January 17, 2024, Mr. Goodman agreed to serve in the capacity as our Chief Operating Officer and, in such capacity, he is paid compensation of $25,000 per month and devotes no less than 75% of his business time to performing this role.

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2024. Mr. Claiborne also served on our board of directors and received compensation as a result. The compensation for Mr. Claiborne as an executive officer and Director is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$50,000	—	$13,628	$—	—	—	$63,628
Robertson H. Gilliland, MBA	$44,000	—	$13,628	$—	—	—	$57,628
James W. Newman, Jr.	$44,000	—	$13,628	$—	—	—	$57,628
Kevin Schuyler, MBA, CFA	$50,000	—	$13,628	$—	—	—	$63,628

(1)	As of December 31, 2024, the following are the total outstanding number of option awards held by each of our non-employee directors, all awards having been made prior to January 1, 2025:

Name	Option Award (#)
J. Kermit Anderson	19,823
Robertson H. Gilliland, MBA	19,823
James W. Newman, Jr.	19,823
Kevin Schuyler, MBA, CFA	19,823

Directors receive cash compensation for their service as directors, including service as members of each committee on which they serve.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of directors, which plan was amended on February 12, 2021 with respect to directors’ compensation, which plan remained in effect in 2024:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$31,200	$16,000	$11,000	$8,000
Member	$30,000	$8,000	$6,000	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of February 28, 2025, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of February 28, 2025, we had 6,574,588 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, warrants or other rights that are either immediately exercisable or exercisable on or before April 29, 2025, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 4870 Sadler Rd, Suite 300, Glen Allen, VA 23060.

Name and address of beneficial owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and named executive officers
Cary J. Claiborne (Chief Executive Officer, President, and Director)(1)	148,609	2.23%
Joseph Truluck (former Chief Financial Officer)(2)	49,066	*
J. Kermit Anderson (Director)(3)	11,823	*
Robertson H. Gilliland, MBA (Director)(4)	11,823	*
James W. Newman, Jr. (Director)(5)	26,049	*
Kevin Schuyler, CFA (Director)(6)	18,921	*
Tony Goodman (Chief Operating Officer and Director)(7)	25,035	*

All current executive officers and directors as a group (7 persons)(8)	248,927	3.69%

*	less than 1%

(1)	Comprised of 60,799 shares of common stock and an option to purchase 87,810 shares of common stock which will vest within 60 days of February 28, 2025, which shares were part of total option grants to purchase 429,866 shares of our common stock.

(2)	Comprised of 10,605 shares of our common stock. Includes option to purchase 38,461 shares of common stock, which will vest within 60 days February 28, 2025, which shares were part of a total option grant to purchase 55,405 shares of our common stock.

(3)	Includes option to purchase 11,823 shares of common stock which will vest within 60 days of February 28, 2025, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(4)	Includes option to purchase 11,823 shares of common stock which will vest within 60 days of February 28, 2025, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(5)	Includes (i) 6,117 shares of common stock, a warrant to purchase 216 shares of our common stock having an exercise price of $0.13 per share, and a warrant to purchase 198 shares of our common stock having an exercise price of $190.86 per share, all owned by Virga Ventures, LLC; (ii) 1,646 shares of our common stock and a warrant to acquire 94 shares of our common stock having an exercise price of $190.86 per share, all owned by Newman GST Trust FBO James W. Newman Jr; (iii) 2,008 shares of our common stock and a warrant to acquire 47 shares of our common stock having an exercise price of $190.86 per share, both owned by Ivy Cottage Group, LLC.; (iv) 1,379 shares of our common stock, a warrant to acquire 108 shares of our common stock having an exercise price of $0.13 per share, and a warrant to acquire 28 shares of our common stock having an exercise price of $190.86 per share, all owned by Rountop Limited Partnership, LLP; (v) 1,385 shares of common stock held in a Roth IRA for the benefit of Mr. Newman; (vi) 800 shares of common stock owned directly by Mr. Newman, and (vii) 200 shares of common stock owned by Courtney Newman, daughter of Mr. Newman. Mr. Newman is the sole member of Virga Ventures, LLC, the general partner of Ivy Cottage Group, LLC and Rountop Limited Partnership, LLP, and Trustee of the Newman GST Trust. Includes option to purchase 11,823 shares of common stock which will vest within 60 days of February 28, 2025, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(6)	Includes (i) 700 shares common stock owned by Mr. Schuyler, (ii) 121 shares of our common stock, a warrant to acquire 78 shares of our common stock at an exercise price of $0.13 per share, and a warrant to acquire 46 shares of common stock at exercise price of $190.86, owned by Carolyn M. Schuyler, Mr. Schuyler’s wife, (iii) warrant to acquire 40 shares common stock at exercise price of $0.13 per share and warrant to acquire 345 shares common stock at exercise price of $190.86 per share, all owned by the Kevin William Schuyler 2020 Irrevocable Perpetuities Trust, for which Mr. Schuyler’s wife Carolyn M. Schuyler, is trustee, and (iv) 5,768 shares of common stock, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes option to purchase 11,823 shares of common stock which will vest within 60 days of February 28, 2025, which shares were part of total option grants to purchase 19,823 shares of our common stock.

(7)	Includes 350 shares of our common stock. Mr. Goodman has also been granted an option to purchase 51,046 shares of our common stock, of which 24,685 are vested and exercisable within 60 days of February 28, 2025.

(8)	Includes all of the current directors and all of the current executive officers. This total excludes Joseph Truluck, our former CFO, and includes Vinay Shah, our current CFO who is not a named executive officer for 2024.

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

Related-Party Transactions

Except as disclosed below or under Executive Compensation and Director Compensation, there were no related party transactions during the two years ended December 31, 2024 or the current year as of the filing of this Annual Report on Form 10-K.

License with University of Virginia Patent Foundation

In January 2011, we entered into an exclusive, worldwide license agreement with the University of Virginia Patent Foundation, dba UVA Licensing and Ventures Group (“UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG. As consideration for the rights granted in the UVA LVG License, the we are obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, we paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or our sale, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had it sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by us to the UVA LVG may then be distributed to our former Chairman of the Board and former Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time. During both the years ended December 31, 2024 and 2023, we recognized $40,000 minimum license royalty expenses under this agreement. At December 31, 2023 and 2022, total accrued royalties and fees due to UVA LVG were zero dollars and $40,000, respectively, shown on our balance sheet as accrued expenses, related party.

Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson, the Chief Medical Officer (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2024, no grant funding that would result in a payment to the Plan Participant had been obtained.

Consulting Agreement

On March 24, 2019, we entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as our Chief Medical Officer. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year was paid twice per month. On September 8, 2022, Dr. Johnson’s Consulting Agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones, the agreement to continue until terminated on 30 days notice by either party. We recognized $108,750 and $435,000 in compensation expense in the years ended December 31, 2024 and 2023, respectively, due to this agreement.

On April 10, 2024, we provided Dr. Johnson with notice of the termination of our consulting agreement with him. As a result of the termination of the Consulting Agreement, effective as of May 17, 2024, Dr. Johnson ceased serving as our Chief Medical Officer. On April 24, 2024, Dr. Johnson executed a separation agreement with us providing for Dr. Johnson’s continued service as a consultant on an hourly basis as needed, a separation payment of $56,792, and for certain payments on the occurrence of milestones. In June of 2024, we determined that Dr. Johnson had achieved milestones making due to him payments of $40,000, which payment was made on August 20, 2024. On August 18, 2024, we issued 2,400 shares of common stock to Dr. Johnson on achievement of certain milestones as agreed under the separation agreement at a cost of $0.98 cents per share, for a total cost of $2,352.

Orbytel Consulting Agreement

On October 24, 2022, we entered into a Master Services Agreement (the “MSA”) with Abuwala & Company, LLC, dba as Orbytel, for provision of strategic consulting services. Orbytel made it known that it intended to utilize the services of the Keswick Group, LLC as a subcontractor in the provision of these services. Tony Goodman, a director, is the founder and principal of Keswick Group, LLC, therefore Orbytel was considered a related party. During the years ended December 31, 2024 and 2023, we recognized zero dollars and $57,750, respectively, in expenses under this agreement.

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

On September 18, 2023, we entered into a final acquisition agreement (the “FAA”) with Adovate to memorialize the sale effective on June 30, 2023 (the “Sale”) to Adovate of the assets and business of Purnovate pursuant to the Option Agreement and Option Exercise Agreement. The FAA provides that the reimbursable expenses shall be set at $1,050,000, of which $350,000 was previously paid on June 30, 2023 to the Company by Adovate, $350,000 was to be paid within 48 hours following the execution of the FAA, which was paid and received on September 20, 2023, and $350,000 is to be paid in increments of 25% of each equity raise by Adovate within 72 hours following the receipt of such proceeds and in full by December 2, 2023. The FAA also provided for anti-dilution protection from future Adovate equity raises in order to maintain at least 15% ownership in Adovate. The anti-dilution protection expired upon Adovate receiving $4,000,000 in cumulative funding on January 29, 2024, after which our equity share in Adovate was subject to dilution on the same basis as other equity holders.

Master Services Agreement with The Keswick Group, LLC

Effective March 15, 2023, we entered in a master services agreement (the “Services Agreement”) with The Keswick Group, LLC, of which Tony Goodman is the founder and principal, pursuant to which The Keswick Group, LLC has agreed to serve as a business consultant to lead our partnering efforts for AD04 for nine months at a monthly fee of $22,000, with a performance bonus of 4,000 shares of our restricted common stock issuable upon our completion of a partnering agreement for AD04 through its efforts. The opportunity to earn the restricted stock performance bonus expires if a partnering agreement has not been completed before December 31, 2024. The Services Agreement may be terminated by either party upon thirty (30) days’ notice. In the years ended December 31, 2024 and 2023, the Company recognized $298,000 and $216,713, respectively, in expenses associated with this agreement.

On January 17, 2024, we entered into a Statement of Work #2 (“SOW#2”) to the Services Agreement, with The Keswick Group, LLC, pursuant to which Mr. Goodman has agreed to serve in the capacity as our Chief Operating Officer at a compensation of $25,000 per month and devote no less than 75% of his business time to performing this role.

Adovate Shared Services Agreement

On July 1, 2023, we entered into a shared services agreement with Adovate, Inc., in which the Company holds a significant equity stake, for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment, and for the sharing of efforts of certain of our employees. In the years ended December 31, 2024 and 2023, the Company recognized $55,667 and $32,005, respectively, in expenses associated with this agreement.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services.

Marcum LLP serves as our independent registered public accounting firm. Marcum was preceded by Friedman LLP, which merged with Marcum LLP.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023

Audit Fees(1)	$237,562	$300,825
Tax Fees	—	—
Audit-Related Fees	—	—
Other Fees	—	—
	$237,562	$300,825

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Option Agreement for the Acquisition of Purnovate, Inc. by Adenomed, LLC dated as of January 27, 2023 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023)
2.2	Option Exercise Agreement, dated May 8, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 10, 2023)
2.3	Final Acquisition Agreement, dated September 18, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 21, 2023)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-38323), filed with the Securities and Exchange Commission on March 28, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.2	Form of Representative’s Warrant Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.3	Form of Warrant to Purchase Membership Units (2011 Offering) (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.4+	Option Agreement between ADial Pharmaceuticals, L.L.C and Tony Goodman, effective July 1, 2017 (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5+	Grant Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.6+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

4.7+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.9	Form of Common Stock Purchase Warrant by and between Adial Pharmaceuticals, Inc. certain investors (Incorporated by reference to Exhibit 4.20(a) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.10	Form of Common Stock Purchase Warrant by and among Adial Pharmaceuticals, Inc. and consultant (Incorporated by reference to Exhibit 4.20(b) to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.11	Warrant to purchase 300,000 shares of Common Stock issued June 6, 2018 (Incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.12	Form of Warrant Agent Agreement (Incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
4.13	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.14	Form of Series A Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.15	Form of Series B Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.16	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.17	Description of Securities (Incorporated by reference to Exhibit 4.19 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 22, 2021)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective October 21, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective May 18, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective March 27, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.5+	Form of Employment Agreement between the Company and William B. Stilley, III (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.6+	Form of Employment Agreement between the Company and Joseph Truluck (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

10.7	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective August 15, 2017 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.9	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.10	Security Agreement dated June 6, 2018 (Incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on June 11, 2018)
10.11	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 19, 2018)
10.12+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and William B. Stilley, III, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.13+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 11, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 14, 2019)
10.14+	Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated March 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 26, 2019)
10.15	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.16+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.17	Amendment No. 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 31, 2019)
10.18+	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated as of March 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 6, 2020)
10.19+	Amendment No. 2 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-38323, filed with the Securities and Exchange Commission on July 21, 2020)
10.20	Equity Purchase Agreement, dated December 7, 2020, by and among Adial Pharmaceuticals, Inc., Purnovate, LLC, the members of Purnovate, LLC and Robert D. Thompson, as member representative (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 10, 2020)
10.21+	Offer Letter, dated December 14, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 17, 2020)
10.22	Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp. as successor-in interest to Purnovate, LLC, and Robert D. Thompson, as member representative, to the Equity Purchase Agreement, dated December 7, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2021)

10.23+	Amendment to Executive Employment Agreement with Joseph Truluck, effective as of February 12, 2021 (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K, File No. 001-3823, filed with the Securities and Exchange Commission on March 22, 2021)
10.24+	Amendment No. 3 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 29, 2021)
10.25+	Employment Agreement between Adial Pharmaceuticals, Inc. and Cary Claiborne, dated as of December 7, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 9, 2021)
10.26	Amendment to Employment Agreement, dated as of August 22, 2022, between Adial Pharmaceuticals, Inc. and Cary J. Claiborne (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 23, 2022)
10.27*	Amendment, dated September 8, 2022, to Consulting Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole A. Johnson, dated March 24, 2019, as amended on March 22, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 13, 2022)
10.28	Amendment No. 4 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 13, 2022)
10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.30	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.31	Voting Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.32	Master Services Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21, 2023)
10.33	Purchase Agreement, dated as of May 31, 2023, by and between Adial Pharmaceuticals, Inc. and Alumni Capital LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 2, 2023)
10.34	Form of Securities Purchase Agreement, dated October 19, 2023, by and between Adial Pharmaceuticals, Inc. and the Purchaser signatory thereto* (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
10.35	Form of Registration Rights Agreement, dated October 19, 2023, by and between Adial Pharmaceuticals, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
10.36	Amendment No. 5 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 6, 2023)
10.37	Statement of Work #2, dated January 17, 2024, to Master Services Agreement between Adial Pharmaceuticals, Inc. and The Keswick Group, LLC, dated March 15, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on January 18, 2024)
10.38	Form of Warrant Inducement Agreement dated March 1, 2024 by and between Adial Pharmaceuticals, Inc. and Holder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 6, 2024)
10.39+	Separation Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated April 22, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 26, 2024)

10.40+	Separation Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated November 1, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 5, 2024)
10.41+	Employment Agreement between Adial Pharmaceuticals, Inc. and Vinay Shah, dated November 1, 2024 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 5, 2024)
10.42+	Amendment No. 6 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2024)
10.43+	Amended and Restated Employment Agreement between Adial Pharmaceuticals, Inc. and Cary J. Claiborne, effective as of December 5, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 6, 2024)
10.44	Purchase Agreement, dated as of December 13, 2024, by and between Adial Pharmaceuticals, Inc. and Alumni Capital LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 18, 2024)
19.1#	Insider Trading Policy
21.1	List of Subsidiaries of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 1, 2024)
23.1#	Consent of Marcum LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 1, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Instance Document.
104	Inline XBRL Taxonomy Extension Schema Document.

#	Filed herewith
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
*	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The redacted information has been marked by brackets as [***]. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2025.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ Cary Claiborne
Name:	Cary Claiborne
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cary Claiborne and Vinay Shah, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cary Claiborne	Chief Executive Officer and President
Cary Claiborne	(Principal Executive Officer)	March 4, 2025

/s/ Vinay Shah	Chief Financial Officer
Vinay Shah	(Principal Financial and Accounting Officer)	March 4, 2025

/s/ Kevin Schuyler
Kevin Schuyler, CFA	Chairman of the Board of Directors	March 4, 2025

/s/ J. Kermit Anderson
J. Kermit Anderson	Member of the Board of Directors	March 4, 2025

/s/ Robertson H. Gilliland
Robertson H. Gilliland	Member of the Board of Directors	March 4, 2025

/s/ Tony Goodman
Tony Goodman	Member of the Board of Directors	March 4, 2025

/s/ James W. Newman, Jr.
James W. Newman, Jr	Member of the Board of Directors	March 4, 2025