Form 10-Q
period 2025-03-31
ADIAL PHARMACEUTICALS, INC.
filed 2025-05-14
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of common stock outstanding as of May 13, 2025 was 7,900,695.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (“2024 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,365,780	$3,750,525
Prepaid expenses and other current assets	263,395	308,239
Total Current Assets	2,629,175	4,058,764

Intangible assets, net	3,207	3,348
Equity method investment	818,740	981,830
Total Assets	$3,451,122	$5,043,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$532,430	$250,130
Accounts payable, related party	33,335	48,272
Accrued expenses	758,695	677,456
Total Current Liabilities	1,324,460	975,858
Total Liabilities	$1,324,460	$975,858

Commitments and contingencies – see Note 7

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 6,649,588 and 6,474,588 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6,650	6,473
Additional paid in capital	86,344,136	86,056,934
Accumulated deficit	(84,224,124)	(81,995,323)
Total Stockholders’ Equity	2,126,662	4,068,084
Total Liabilities and Stockholders’ Equity	$3,451,122	$5,043,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Expenses:
Research and development expenses	$746,891	$454,278
General and administrative expenses	1,520,402	1,390,744
Total Operating Expenses	2,267,293	1,845,022

Loss From Operations	(2,267,293)	(1,845,022)

Other Income (Expense)
Interest income	35,346	22,801
Inducement expense	—	(4,464,427)
Losses from equity method investment	(163,090)	(189,870)
Other income (expenses)	166,236	(42)
Total other income (expense)	38,492	(4,631,538)

Net Loss	$(2,228,801)	$(6,476,560)

Net loss per share, basic and diluted	$(0.34)	$(2.19)
Weighted average shares, basic and diluted	6,539,760	2,953,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	6,474,588	$6,473	$86,056,934	$(81,995,323)	$4,068,084
Equity-based compensation - stock option expense	—	—	93,301	—	93,301
Equity-based compensation - stock issuances to a vendor and vesting to employee	100,000	100	143,330	—	143,430
Net proceeds from sale of common stock	75,000	77	50,571	—	50,648
Net loss	—	—	—	(2,228,801)	(2,228,801)
Balance, March 31, 2025	6,649,588	$6,650	$86,344,136	$(84,224,124)	$2,126,662

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	1,663,421	$1,663	$72,879,738	$(68,797,872)	$4,083,529
Equity-based compensation – stock option expense	—	—	177,033	—	177,033
Equity-based compensation – vesting of stock issuances to consultants and employees	—	—	48,987	—	48,987
Exercise of warrants	2,391,440	2,391	3,821,873		3,824,264
Inducement expense	—	—	4,464,427	—	4,464,427
Net loss	—	—	—	(6,476,560)	(6,476,560)
Balance, March 31, 2024	4,054,861	$4,054	$81,392,028	$(75,274,432)	$6,121,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(2,228,801)	$(6,476,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	236,731	225,990
Amortization of intangible assets	141	141
Inducement expense	—	4,464,427
Change in value of equity method investment	163,090	189,870
Change in fair value contingent consideration	(150,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	44,844	96,241
Prepaid research and development	—	(36,000)
Accrued expenses	81,239	(102,484)
Accrued expenses, related party	—	(37,942)
Accounts payable	282,300	74,143
Accounts payable, related party	(14,937)	(24,062)
Net cash used in operating activities	(1,585,393)	(1,626,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from contingent consideration	150,000	—
Net cash provided by investing activities	150,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	50,648	—
Proceeds from warrant exercise, net of expenses	—	3,824,264
Net cash provided by financing activities	50,648	3,824,264

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,384,745)	2,198,028

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	3,750,525	2,827,082

CASH AND CASH EQUIVALENTS-END OF PERIOD	$2,365,780	$5,025,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Adial Pharmaceuticals, Inc. (“Adial” or the “Company”) was converted from a limited liability company formed on November 23, 2010 in the Commonwealth of Virginia under the name Adial Pharmaceuticals, LLC, to a corporation and reincorporated in Delaware on October 5, 2017. Adial is presently engaged in the development of medications for the treatment or prevention of addictions and related disorders.

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was formed on January 26, 2021 to acquire Purnovate, LLC, an entity formed in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. In 2023, Adial sold the Purnovate’s assets and business to Adovate, LLC (“Adovate”), a company formed and majority owned by a then director of the Company and CEO of Purnovate. In January 2025, Adial’s board of directors approved the merger of Purnovate into Adial, this merger is expected to be completed in the near future and there is no effect on the Company’s condensed consolidated financial statements.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements. In May of 2025, the Company received net proceeds of approximately $2.35 million from the exercise of warrants. However, the Company will require additional capital to continue operations and development of AD04. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Principals of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, included in the 2024 Form 10-K, filed with the Securities and Exchange Commission on March 4, 2025. The unaudited condensed consolidated financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2025 and 2024, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three months periods ended March 31, 2025 and 2024 were as follows:

	Potentially Dilutive Common Shares Outstanding March 31,
	2025	2024
Warrants to purchase common shares	4,201,568	4,201,568
Common Shares issuable on exercise of options	739,999	357,194
Unvested restricted stock awards	9,994	23,330
Total potentially dilutive Common Shares excluded	4,951,561	4,582,092

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At March 31, 2025, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $2.0 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2024, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $3.6 million in non-FDIC insured cash equivalent accounts.

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

Common shares issued are valued based on the fair value of the Company’s common shares as determined by the market closing price of a share of the Company’s common stock on the date of the commitment to make the issuance.

Segment Information

The Company operates as one operating segment with a focus on drug development for addiction and related disorders. The Company’s Chief Executive Officer, as its chief operating decision maker (CODM), manages and allocates resources to the operations of the Company’s on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables the Company’s Chief Executive Officer to assess its overall level of available resources and determine how best to deploy these resources across research and development projects in line with the Company’s long-term company-wide strategic goals.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the potential effect the ASU 2023-09 will have on its financial statement disclosures.

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update would require a public entity to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated condensed financial statements.

4 — EQUITY METHOD INVESTMENTS

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

On July 1, 2023, the Company executed a shared services agreement with Adovate, for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment. For the three months ended March 31, 2025 and 2024, the Company recognized zero dollars and $3,529, respectively, in expenses associated with this agreement.

On January 30, 2024, the Company acknowledged that Adovate had raised $4 million and the Company’s equity in Adovate was reduced to equal 15% of Adovate’s equity then outstanding. As a result, the Company recorded a reduction on the value of its equity stake of $283,268.

In accordance with ASC 810, the Company determined that Adovate does not qualify as a variable interest entity, nor does the Company have a controlling financial interest in Adovate. The Company has influence over, but does not control Adovate through its equity interest in Adovate. The Company has determined that the equity it owns is in-substance common stock. The Company is not the primary beneficiary as it does not have the power to direct the activities of Adovate that most significantly impact Adovate’s economic performance. Accordingly, the Company does not consolidate the financial statements of Adovate with those of the Company.

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis. Adovate’s summary balance sheet information as of December 31, 2024 and September 30, 2024 is below:

	December 31, 2024	September 30, 2024
Current Assets	$672,330	$1,676,591
Non-current assets	$3,483,432	$3,506,713
Current liabilities	$1,232,344	$537,303
Non-current liabilities	$649,869	$929,156

Results for Adovate’s operations in the three months ended December 31, 2024 and 2023 are summarized below:

	2024	2023
Revenues	$—	$—
Costs and expenses	(1,272,625)	(894,649)
Loss from operations	(1,272,625)	(894,649)
Other expenses	(170,672)	(79,724)
Net loss	$(1,443,297)	$(974,373)

The Company held a weighted average of 11.3% of Adovate’s equity during the three months ended December 31, 2024. The Company recognized an expense of $163,090, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the three months ended December 31, 2024. At March 31, 2025, the Company held 11.2% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate during the three months ended March 31, 2025 is summarized in the following table:

Equity investment carrying amount at January 1, 2025	$981,830
Portion of operating losses recognized	(163,090)
Equity investment carrying amount at March 31, 2025	$818,740

At March 31, 2025, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

Consideration for the sale of the assets of Purnovate, Inc. to Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. The Company recognized $150,000 in other income for a milestone achieved and payment received during the three months ended March 31, 2025.

5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Employee compensation	$588,442	$405,246
Minimum license royalties	10,000	—
Legal and consulting services	38,108	190,603
Pre-clinical and manufacturing expenses	13,000	81,607
Other	109,145	—
Total accrued expenses	$758,695	$677,456

6 — STOCKHOLDERS’ EQUITY

Standby Equity Purchase Agreement

On December 13, 2024, the existing Equity Purchase Agreement that we entered into with Alumni Capital, LLC (“Alumni”) on May 31, 2023 was cancelled by mutual agreement. Simultaneously, the Company and Alumni Capital entered into a new Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, 68,807 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA. During the three months ended March 31, 2025, 75,000 shares had been sold under the terms of the New SEPA for total proceeds of $50,648.

Other Common Stock Issuances

On January 27, 2025, the Company issued 100,000 shares of common stock to a vendor and cash of $4,970 in consideration for services rendered valued at $100,000.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Under the 2017 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the Plan will generally expire ten years from the date of grant and vest over a three-year period. At March 31, 2025, the Company had 1,122,137 shares issuable under the 2017 Equity Incentive Plan.

Stock Options

The following table provides the stock option activity for the three months ended March 31, 2025:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding January 1, 2025	733,971	9.01	$9.76
Cancelled	(23,972)		2.22
Granted	30,000		0.78
Outstanding March 31, 2025	739,999	8.80	$9.64
Outstanding March 31, 2025, vested and exercisable	243,366	7.38	$26.81

At March 31, 2025, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Fair Value per Share	$0.78	$1.35
Expected Term	5.75 years	5.75 years
Expected Dividend	$—	$—
Expected Volatility	116.7%	111.9%
Risk free rate	4.38%	4.23%

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $0.67 and $1.14, respectively. As of March 31, 2025, there was $565,700 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Research and development options expense	4,500	16,734
General and administrative options expense	88,801	160,269
Stock issued to a vendor and vesting to employee	143,430	48,987
Total general and administrative expenses	232,231	209,256
Total stock-based compensation expense	$236,731	$225,990

Stock Warrants

The following table provides the activity in warrants for the three and three months ended March 31, 2025.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding January 1, 2025	4,201,568	2.07	$8.45	$0.01
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding March 31, 2025	4,201,568	1.8	$8.45	$0.01

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

During the three months ended March 31, 2025 and 2024, the Company recognized a $10,000 minimum license royalty expense under this agreement. At March 31, 2025 and December 31, 2024, total accrued royalties and fees due to UVA LVG were $10,000 and $0, respectively.

Grant Incentive Plan – Former Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s then Chief Medical Officer and a related party, to secure grant funding for the Company. Under the grant incentive plan, the Company will make a cash payment to Dr. Johnson each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of March 31, 2025, no grant funding that would result in a payment to Dr. Johnson had been obtained.

Consulting Agreement – Former Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the Consulting Agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year is paid twice per month. On September 8, 2022, Dr. Johnson’s Consulting Agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $108,700 in compensation expense during the three month period ended March 31, 2024. On April 10, 2024, the Company provided Dr. Johnson with notice of the termination of the Company’s consulting agreement with him. As a result of the termination of the Consulting Agreement, effective as of May 17, 2024, Dr. Johnson ceased serving as the Company’s Chief Medical Officer. On April 24, 2024, the Company and Dr. Johnson executed a separation agreement providing for Dr. Johnson’s continued service as a consultant on an hourly basis as needed, a separation payment of $56,792, and for certain payments on the occurrence of milestones. In June of 2024, the Company determined that Dr. Johnson had achieved milestones making due to him payments of $40,000, which payment was made on August 20, 2024. On August 18, 2024, the Company issued 2,400 shares of common stock to Dr. Johnson on achievement of certain milestones as agreed under the separation agreement at a cost of $0.98 cents per share, for a total cost of $2,352. At December 31, 2024, no milestone payments remained possible under the terms of the separation agreement.

 Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “Keswick MSA”) with the Keswick Group, LLC for provision of consulting services. One of our directors, is the founder and principal of Keswick Group. Under the terms of the Keswick MSA, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. On January 17, 2024, the Company entered into a statement of work #2 (“SOW #2”) with the director and Keswick Group, pursuant to which the director was appointed as Chief Operating Officer of Adial for compensation of $25,000 per month for the role of Chief Operating Officer including carry over duties from a previous statement of work #1. In the three months ended March 31, 2025 and 2024, the Company recognized $75,120 and $73,620 in general and administrative expenses, respectively, associated with this agreement. As of April 1, 2025 the consulting agreement with Keswick MSA was terminated as our Chief Operating Officer signed an employment agreement with the Company.

 Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of March 31, 2025, the Company did not have any pending legal actions.

8 — SEGMENT REPORTING

The Company has one reportable operating segment relating to drug development for addiction and related disorders. When evaluating the Company’s financial performance, the CODM reviews total operating expenses for the operating segment excluding discontinued operations and equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Three Months Ended
	March 31,
	2025	2024
Operating Expenses:
Segment research and development expenses	$746,891	$454,278
Segment general and administrative expenses	1,520,402	1,390,744
Total Operating Expenses	2,267,293	1,845,022

Loss From Operations	(2,267,293)	(1,845,022)

Other Income (Expense)
Interest income	35,346	22,801
Inducement expense	—	(4,464,427)
Losses from equity method investment	(163,090)	(189,870)
Other income (expenses)	166,236	(42)
Total other income (expense)	38,492	(4,631,538)

Net Loss	$(2,228,801)	$(6,476,560)

9 — SUBSEQUENT EVENTS

As of May 13, 2025, 66,667 additional shares of common stock had been sold subsequent to the quarter ended March 31, 2025 under the terms of the New SEPA for a total of $42,396 leaving a remaining $4.9 million to be sold under the New SEPA.

On May 2, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing healthcare-focused institutional investor of the Company for the immediate exercise of existing Series B Warrants to purchase 1,418,440 shares of the Company’s common stock and Series C Warrants, and together with the Series B Warrants (the "Existing Warrants") to purchase 2,300,000 shares of the Company’s common stock at a reduced exercise price of $0.74 for net proceeds of approximately $2.35 million, before deducting legal fees and other transaction expenses. As of May 13, 2025, 2,534,000 shares related to the Inducement Agreement are held in Abeyance. In consideration for the immediate exercise in full of the Existing Warrants, the investor received, in a private placement, new unregistered (i) Series B-1 warrants to purchase up to 2,482,270 shares of common stock (the "Series B-1 Warrants"), and (ii) Series C-1 Warrants to purchase up to 4,025,000 shares of common stock (the "Series C-1 Warrants"), and together with the Series B-1 Warrants (the "New Warrants"). The New Warrants have an exercise price of $0.74 and will be exercisable upon stockholder approval. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants will expire eighteen months from the date of such approval. The warrant inducement transaction closed on May 5, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited consolidated financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 4, 2025 (the “2024 Form 10-K”). ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2024 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission (“SEC”).

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

Our current cash and cash equivalents, including the cash received from the warrant inducement that closed on May 5, 2025, are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based on our current commitments and development plans. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in each year since our inception, including net losses of approximately $2.2 million and $13.2 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively. We had accumulated deficits of approximately $84.2 million and $82 million as of March 31, 2025 and December 31, 2024, respectively. All of our operating losses in the three months ended March 31, 2025 resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

On Feb 4, 2025, we received a positive response from the U.S. Food and Drug Administration (“FDA”) on it’s proposed in-vitro bridging strategy for AD04. At the April 2023 Type C meeting with the FDA, they reaffirmed the acceptance of the heavy-drinking-day based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. As a result, we are preparing for the next FDA interaction to confirm the Phase 3 clinical plan in the United States. In January of 2025, the FDA also released a Qualification Statement accepting another surrogate endpoint for Alcohol Use Disorder (AUD). The newly released Qualification Statement by Center for Drug Evaluation and Research (CDER), states the acceptance of the 2-level reduction of the World Health Organization (WHO) risk drinking levels of alcohol consumption as an efficacy endpoint in pivotal clinical trials with adults diagnosed with (AUD). We have also been issued key patents in the United States, the European Union, and other jurisdictions for which we have exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

On May 1, 2025, we announced patent number 12,274,692 was issued on April 15, 2025 by the United States Patent and Trademark Office covering the administration of AD04, our investigational drug, as a precision medicine approach for patients with specific genetic markers. The patent claims a method of treating addiction by administering a therapeutically effective amount of AD04 to patients with serotonin-related gene variations, including specific genotypes of HTR3A, HTR3B, and SLC6A4, such as the LL genotype of 5-HTTLPR in combination with variations in rs1150226, rs17614942, and rs1176713.

On May 2, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing healthcare-focused institutional investor of ours for the immediate exercise of existing Series B Warrants to purchase 1,418,440 shares of our common stock and Series C Warrants, and together with the Series B Warrants (the "Existing Warrants") to purchase 2,300,000 shares of our common stock at a reduced exercise price of $0.74 for net proceeds of approximately $2.35 million, before deducting legal fees and other transaction expenses. In consideration for the immediate exercise in full of the Existing Warrants, the investor received, in a private placement, new unregistered (i) Series B-1 warrants to purchase up to 2,482,270 shares of common stock(the "Series B-1 Warrants"), and (ii) Series C-1 Warrants to purchase up to 4,025,000 shares of common stock (the "Series C-1 Warrants"), and together with the Series B-1 Warrants the "New Warrants"). The New Warrants have an exercise price of $0.74 and will be exercisable upon stockholder approval. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants will expire eighteen months from the date of such approval. The warrant inducement transaction closed on May 5, 2025. We expect to use the net proceeds from these transactions for working capital and other general corporate purposes.

The exercise price and the number of shares of common stock issuable upon exercise of each New Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction (as defined in the New Warrants), a holder of New Warrants will be entitled to receive, upon exercise of the New Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the New Warrants immediately prior to the fundamental transaction.

We may not effect the exercise of certain New Warrants, and the applicable holder will not be entitled to exercise any portion of any such New Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder of such New Warrant (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such New Warrants.

Results of operations for the three months ended March 31, 2025 and 2024 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended March 31,		Increase
	2025	2024	(Decrease)
Research and development expenses	$747,000	$454,000	$293,000
General and administrative expenses	1,520,000	1,391,000	129,000
Total Operating Expenses	2,267,000	1,845,000	422,000

Loss From Operations	(2,267,000)	(1,845,000)	(422,000)

Inducement expense	—	(4,465,000)	(4,465,000)
Other income (expense)	166,000		166,000
Change in value of equity method investment	(163,000)	(190,000)	(27,000)
Interest income	36,000	23,000	13,000
Total other income (expenses)	39,000	(4,632,000)	(4,671,000)

Net loss	(2,228,000)	(6,477,000)	(4,249,000)

Research and development (“R&D”) expenses

Research and development expenses increased by approximately $293,000 (65%) during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The key drivers of the increase were increased chemistry, manufacturing, and controls (CMC) expenses to develop clinical supplies for the upcoming program and consulting expenses as we continue to progress and advance AD04 to a Phase 3 trial.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $129,000 (9%) during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This modest increase was mainly due to higher compensation and consulting.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC decreased by approximately $27,000 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This slight decrease is due to variations in the loss recognized related to our equity investment, with changes to the value of our Adovate equity recognized on a three month lag.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment and inducement expense from the March 2024 warrant inducement transaction, increased by approximately $179,000 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was mainly due to the recognition of a milestone payment received from Adovate of $150,000 along with an increase in interest income that resulted from a higher cash balance held in the period.

Liquidity and Capital Resources at March 31, 2025

Our principal liquidity needs have historically been working capital, R&D costs including clinical trials, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we engage in clinical trials and develop and eventually commercialize our compound, if approved by regulatory authorities. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, sales pursuant to the At the Market Offering Agreement, dated April 18, 2024, that we entered into with H.C. Wainwright & Co., LLC (the “ ATM Agreement”), private placements, use of our equity line, as well as other equity financings, warrant exercises, and the issuance of debt securities.

During the year ended December 31, 2024, our primary sources of funding were the exercise of previously issued warrants and the use of our ATM Agreement and the March 2024 warrant inducement described below.

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

On May 2, 2025, we entered into the Inducement Agreement with an existing healthcare-focused institutional investor of ours for the immediate exercise of existing the Series B Warrants to purchase 1,418,440 shares of our common stock and the Series C Warrants, and together with the Series B Warrants to purchase 2,300,000 shares of our common stock at a reduced exercise price of $0.74 for net proceeds of approximately $2.35 million, before deducting legal fees and other transaction expenses.

At March 31, 2025, we had cash and cash equivalents of $2.4 million. As of May 12, 2025, we had cash and cash equivalents of approximately $3.9 million. We have completed a Phase 1 pharmacokinetic study of AD04 with a total cost of approximately $1.4 million, which has been fully paid. In addition, we plan to begin a Phase III study of AD04 in the second half of 2025, to complete production of sufficient drug product to carry out the study, and to begin the process of revalidation for our companion diagnostic to be included in our Phase III study. We have signed a contract with a vendor for approximately $2.3 million, which is cancellable by either party, to produce sufficient drug product to carry out the study, validate the manufacturing process, and manufacture registration batches for commercial usage. Our cash on hand and cash equivalents, including the cash proceeds of the warrant inducement that closed on May 5, 2025 is sufficient to fund our operations and meet our existing commitments into the fourth quarter of 2025, based on our current commitments. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We will require additional financing as we continue to execute our overall business strategy, including two additional Phase 3 trials for AD04 that are currently expected to require $8-12 million each in direct expenses, and up to $5 million in additional other development expenses. These estimates may change based on upcoming discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. At this time, we have no committed sources of funding and our ability to use our ATM Agreement is restricted by certain SEC rules and our ability to use our equity line is restricted by certain Nasdaq rules. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of our research and development programs, which would likely have a material adverse effect on us and our financial statements.

If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. These factors raise substantial doubt about our ability to continue as a going concern.

Cash flows

	For the Three months Ended March 31,
(rounded to nearest thousand)	2025	2024
Provided by (used in)
Operating activities	$(1,585,000)	(1,626,000)
Investing activities	150,000	—
Financing activities	51,000	3,824,000
Net increase (decrease) in cash and cash equivalents	$(1,384,000)	2,198,000

Net cash used in operating activities – continuing operations

Net cash used in operating activities decreased by approximately $41,000 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The primary drivers of the decrease were higher accounts payable and accrued expenses as compared to the prior period.

Net cash provided by investing activities

Net cash provided by investing activities increased by approximately $150,000 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was due to the recognition of a milestone payment received from Adovate of $150,000.

Net cash provided by financing activities

Net cash provided by financing activities decreased by approximately $3,774,000 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. In the three months ended March 31, 2024, we realized additional funds from the induced and uninduced exercise of warrants for net proceeds of approximately $3,824,000, whereas in the three months ended March 31, 2025, we sold 75,000 shares of common stock through our purchase agreement with Alumni Capital for net proceeds of approximately $51,000.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results and experiences may differ materially from these estimates. We did not identify any critical accounting estimates. Our significant accounting policies are more fully described in Note 3 to our unaudited condensed consolidated financial statements included with this report.

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

As previously reported, we have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified and as yet unremediated include (i) lack of finalized assessment under COSO framework, (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls. and (vi) insufficient segregation of duties.

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

Changes in Internal Control

There has been no change in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2024 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2024 Form 10-K.

We have incurred losses from our continuing operations every year and quarter since our inception and anticipate that we will continue to incur losses from our continuing operations in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of March 31, 2025, we had an accumulated deficit of approximately $84.2 million and as of December 31, 2024, we had an accumulated deficit of approximately $82 million. Our current cash and cash equivalents, including the cash proceeds of the warrant inducement that closed on May 5, 2025 are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q and are only anticipated to be sufficient to fund our needs into the fourth quarter of 2025, based our current projections and current commitments. Implementation of our full development plans would exhaust our cash on hand more quickly. Therefore, despite the funding we have recently received, we will need to engage in additional fundraising in the near term as we carry out our development plans. We do not have any fixed commitments of financing and there can be no assurance that we will be able to meet the conditions for continued sales pursuant to the ATM Agreement. In addition, there is no assurance that funds could be raised before we have expended our current cash on hand on acceptable terms to continue our operations and AD04 development projects.

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

The report of our independent registered public accounting firm included in the 10-K filing contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the three months ended March 31, 2025, we incurred a net loss of $2.2 million and used $1.4 million of cash in operations. During the year ended December 31, 2024, we incurred a net loss of $13.2 million and used cash in operations of $6.9 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state that we do not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q and our significant accumulated deficit, recurring losses, and needs to raise additional funds to sustain its operations raise substantial doubt about our ability to continue as a going concern. In May 2025, the Company received net proceeds of approximately $2.35 million from the exercise of warrants. However, the Company will require additional capital to continue operations and development of AD04.

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

On May 19, 2023, we received a letter from the Staff stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity of $1,439,848 as of March 31, 2023, as reported in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023, was below the minimum requirement of $2,500,000. On August 22, 2023, we also received a notice from the Staff that we now complied with Nasdaq Listing Rule 5550(b)(1), and that the matter was closed.

On November 21, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because our stockholders’ equity of $2,339,258 as of September 30, 2023, as reported in our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2023, was below the minimum requirement of $2,500,000. On November 29, 2023, we received a letter from Nasdaq stating that based on the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on November 28, 2023 it determined that we were in compliance with Nasdaq Listing Rule 5550(b)(1). The letter further stated that if we failed to evidence compliance with Nasdaq Listing Rule 5550(b)(1) upon filing of our next periodic report we might be subject to delisting. At such time, Nasdaq staff would provide written notification to us and we might then appeal the Staff’s determination to a Nasdaq Hearings Panel. Our subsequent annual report on form 10-K, filed on April 1, 2024, disclosed stockholders’ equity at a level which was in compliance with Nasdaq Listing Rule 5550(b)(1) and the matter was closed.

On March 5, 2025, we received written notice from Nasdaq notifying us that for the preceding 30 consecutive business days (January 17, 2025 through March 4, 2025), our common stock did not maintain the Minimum Bid Price Requirement as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of the our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ADIL.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until September 1, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the Minimum Bid Price Requirement for more than 10 consecutive business days before determining that a company complies. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by September 1, 2025, we may be eligible for additional time to comply. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing.

As reported in this Quarterly Report on Form 10-Q, at March 31, 2025, our stockholders’ equity of $2.1 million is below the Nasdaq minimum requirement of $2.5 million.

In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below The Nasdaq Capital Market, minimum bid price requirement or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

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

At March 31, 2025, we had outstanding (i) warrants to purchase 4,201,568 shares of common stock outstanding with a weighted average exercise price of $8.45, and (ii) options to purchase 739,999 shares of common stock at a weighted average exercise price of $9.64 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2025 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC and other than the issuance on January 27, 2025, of  100,000 shares of common stock to a vendor and cash of $4,970 in consideration for services rendered valued at $100,000.  The shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
10.1	Employment Agreement between Adial Pharmaceuticals, Inc. and Tony Goodman, effective April 1, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21, 2025)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ Cary J. Claiborne
Name:	Cary J. Claiborne
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Vinay Shah
Name:	Vinay Shah
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: May 14, 2025