Form 10-Q
period 2025-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2025-08-13
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of common stock outstanding as of August 8, 2025 was 21,828,215.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,914,980	$3,750,525
Prepaid expenses and other current assets	163,647	308,239
Total Current Assets	6,078,627	4,058,764

Intangible assets, net	3,066	3,348
Equity method investment	720,010	981,830
Total Assets	$6,801,703	$5,043,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$671,118	$250,130
Accounts payable, related party	—	48,272
Accrued expenses	539,909	677,456
Total Current Liabilities	1,211,027	975,858
Total Liabilities	$1,211,027	$975,858

Commitments and contingencies – see Note 7

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock, 50,000,000 shares authorized with a par value of $0.001 per share, 21,534,695 and 6,474,588 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	21,535	6,473
Additional paid in capital	91,751,821	86,056,934
Accumulated deficit	(86,182,680)	(81,995,323)
Total Stockholders’ Equity	5,590,676	4,068,084
Total Liabilities and Stockholders’ Equity	$6,801,703	$5,043,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development expenses	$732,315	$1,012,522	$1,479,205	$1,466,800
General and administrative expenses	1,150,397	1,274,708	2,670,799	2,665,452
Total Operating Expenses	1,882,712	2,287,230	4,150,004	4,132,252

Loss From Operations	(1,882,712)	(2,287,230)	(4,150,004)	(4,132,252)

Other Income (Expense)
Interest income	23,747	51,404	59,093	74,207
Inducement expense	—	—	—	(4,464,427)
Loss on equity method investment	(98,730)	(222,472)	(261,820)	(412,343)
Other income (expenses)	(861)	—	165,374	(43)
Total other income (expense)	(75,844)	(171,068)	(37,353)	(4,802,606)

Net Loss	$(1,958,556)	$(2,458,298)	$(4,187,357)	$(8,934,858)

Loss per share, basic and diluted	$(0.18)	$(0.59)	$(0.49)	$(2.50)
Weighted average shares, basic and diluted	10,622,720	4,182,760	8,592,519	3,568,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	6,474,588	$6,473	$86,056,934	$(81,995,323)	$4,068,084
Equity-based compensation – stock option expense	—	—	93,301	—	93,301
Equity-based compensation – stock issuances to a vendor and vesting to employee	100,000	100	143,330	—	143,430
Net proceeds from sale of common stock	75,000	77	50,571	—	50,648
Net loss	—	—	—	(2,228,801)	(2,228,801)
Balance, March 31, 2025	6,649,588	$6,650	$86,344,136	$(84,224,124)	$2,126,662
Equity-based compensation – stock option expense	—	—	75,099	—	75,099
Equity-based compensation – stock issuances to a vendor and vesting to employee	—	—	49,000	—	49,000
Net proceeds from sale of common stock	5,407,867	5,408	3,071,131	—	3,076,539
Exercise of warrants, net of expenses	9,477,240	9,477	2,212,455	—	2,221,932
Net loss	—	—	—	(1,958,556)	(1,958,556)
Balance, June 30, 2025	21,534,695	$21,535	$91,751,821	$(86,182,680)	$5,590,676

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	1,663,421	$1,663	$72,879,738	$(68,797,872)	$4,083,529
Equity-based compensation – stock option expense	—	—	177,003	—	177,003
Equity-based compensation – stock issuances to consultants and employees	—	—	48,987	—	48,987
Exercise of warrants, net of expenses	2,391,440	2,391	3,821,873	—	3,824,264
Inducement expense	—	—	4,464,427	—	4,464,427
Net loss	—	—	—	(6,476,560)	(6,476,560)
Balance, March 31, 2024	4,054,861	$4,054	$81,392,028	$(75,274,432)	$6,121,650
Equity-based compensation – stock option expense	—	—	153,391	—	153,391
Equity-based compensation – stock issuances to consultants and employees	—	—	48,987	—	48,987
Sale of common stock, net of transaction costs	238,820	238	410,853	—	411,091
Net loss	—	—	—	(2,458,298)	(2,458,298)
Balance, June 30, 2024	4,293,681	4,292	82,005,259	(77,732,730)	4,276,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(4,187,357)	$(8,934,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	360,830	428,368
Amortization of intangible assets	282	282
Inducement expense	—	4,464,427
Change in value of equity method investment	261,820	412,343
Change in fair value contingent consideration	(150,000)	—
Changes in operating assets and liabilities:
Prepaid research and development	—	(346,754)
Prepaid expenses and other current assets	144,592	182,997
Accrued expenses	(137,547)	(142,591)
Accrued expenses, related party	—	(27,942)
Accounts payable	420,988	213,401
Accounts payable, related party	(48,272)	(24,062)
Net cash used in operating activities	(3,334,664)	(3,774,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from contingent consideration	150,000	—
Net cash provided by investing activities	150,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	3,127,187	411,091
Proceeds from warrant exercise, net of expenses	2,221,932	3,824,264
Net cash provided by financing activities	5,349,119	4,235,355

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,164,455	460,966

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	3,750,525	2,827,082

CASH AND CASH EQUIVALENTS-END OF PERIOD	$5,914,980	$3,288,048

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

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was formed on January 26, 2021 to acquire Purnovate, LLC, an entity formed in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. In 2023, Adial sold the Purnovate assets and business to Adovate, LLC (“Adovate”), a company formed and majority owned by a then director of the Company and CEO of Purnovate. In January 2025, Adial’s board of directors approved the merger of Purnovate into Adial. This merger is expected to be completed in the near future and there is no effect on the Company’s condensed consolidated financial statements.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements. In May and June of 2025, the Company received net proceeds of approximately $5.3 million from the exercise of warrants and equity issuances. However, the Company will require additional capital to continue operations and development of AD04. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the 2024 Form 10-K, filed with the Securities and Exchange Commission on March 4, 2025. The unaudited condensed consolidated financial statements represent the consolidation of the Company and its subsidiary in conformity with GAAP. All intercompany transactions have been eliminated in consolidation.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and six months ended June 30, 2025 and 2024, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the six months periods ended June 30, 2025 and 2024 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2025	2024
Warrants to purchase common shares	26,608,496	4,201,568
Common Shares issuable on exercise of options	1,184,182	355,905
Unvested restricted stock awards	6,660	19,996
Total potentially dilutive Common Shares excluded	27,799,338	4,577,469

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At June 30, 2025, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $5.2 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2024, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $3.6 million in non-FDIC insured cash equivalent accounts.

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

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis. Adovate’s summary balance sheet information as of March 31, 2025 and September 30, 2024 is below:

	March 31, 2025	September 30, 2024
Current Assets	$641,245	$1,676,591
Non-current assets	$3,469,291	$3,506,713
Current liabilities	$751,327	$537,303
Non-current liabilities	$1,980,061	$929,156

Results for Adovate’s operations in the three and six months ended March 31, 2025 and 2024 are summarized below:

	Three months
	2025	2024
Revenues	$—	$—
Costs and expenses	(858,320)	(390,139)
Loss from operations	(858,320)	(390,139)
Other income (expenses)	(36,081)	244,424
Net loss	$(894,401)	$(145,715)

	Six months
	2025	2024
Revenues	$—	$—
Costs and expenses	(2,130,945)	(1,284,788)
Loss from operations	(2,130,945)	(1,284,788)
Other income (expenses)	(206,753)	164,700
Net loss	$(2,337,698)	$(1,120,088)

The Company held a weighted average of 11.2% of Adovate’s equity during the six months ended March 31, 2025. The Company recognized an expense of $261,820, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the six months ended March 31, 2025 and $98,730 for the three months ended March 31, 2025. At June 30, 2025, the Company held 11.2% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate during the six months ended June 30, 2025 is summarized in the following table:

Equity investment carrying amount at January 1, 2025	$981,830
Portion of operating losses recognized	(163,090)
Equity investment carrying amount at March 31, 2025	818,740
Portion of operating losses recognized	(98,730)
Equity investment carrying amount at June 30, 2025	$720,010

At June 30, 2025, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

Consideration for the sale of the assets of Purnovate, Inc. to Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. The Company recognized $150,000 in other income for a milestone achieved and payment received during the three months ended March 31, 2025.

5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Employee compensation	$372,560	$405,246
Minimum license royalties	20,000	—
Legal and consulting services	48,355	190,603
Pre-clinical and manufacturing expenses	53,000	81,607
Other	45,994	—
Total accrued expenses	$539,909	$677,456

6 — STOCKHOLDERS’ EQUITY

Standby Equity Purchase Agreement

On December 13, 2024, the existing Equity Purchase Agreement that we entered into with Alumni Capital, LLC (“Alumni”) on May 31, 2023 was cancelled by mutual agreement. Simultaneously, the Company and Alumni Capital entered into a new Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, 68,807 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA. During the three months ended June 30, 2025, 66,667 shares were sold under the terms of the New SEPA for proceeds of $42,396. During the six months ended June 30, 2025, 141,667 shares had been sold under the terms of the New SEPA for total proceeds of $93,044 leaving a remaining $4.9 million to be sold under the New SEPA.

Other Common Stock Issuances

On January 27, 2025, the Company issued 100,000 shares of common stock to a vendor and cash of $4,970 in consideration for services rendered valued at $100,000.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Under the 2017 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the Plan will generally expire ten years from the date of grant and vest over a three-year period. At June 30, 2025, the Company had 677,954 shares issuable under the 2017 Equity Incentive Plan.

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares of Common Stock authorized for grant under the plan from 2,000,000 to 5,000,000.

Stock Options

The following table provides the stock option activity for the three and six months ended June 30, 2025:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding January 1, 2025	733,971	9.01	$9.76
Forfeited	(23,972)		2.22
Granted	30,000		0.78
Outstanding March 31, 2025	739,999	8.80	$9.64
Forfeited	(3,817)		26.22
Granted	448,000		0.69
Outstanding June 30, 2025	1,184,182	9.07	6.20
Outstanding June 30, 2025, vested and exercisable	316,610	7.69	$20.60

At June 30, 2025, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Fair Value per Share	$0.69	$1.35
Expected Term	5.75 years	5.75 years
Expected Dividend	$—	$—
Expected Volatility	114.2%	111.9%
Risk free rate	4.05%	4.23%

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $0.59 and $1.14, respectively. As of June 30, 2025, there was $751,983 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The components of stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development options expense	2,400	14,141	6,900	30,875
Total research and development expenses	2,400	14,141	6,900	30,875
General and administrative options expense	72,699	139,250	161,500	299,519
Stock and warrants issued to a vendor and vesting to employee	49,000	48,987	192,430	97,974
Total general and administrative expenses	121,699	188,237	353,930	397,493
Total stock-based compensation expense	$124,099	$202,378	$360,830	$428,368

Stock Warrants

The following table provides the activity in warrants for the three and six months ended June 30, 2025.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding January 1, 2025	4,201,568	2.07	$8.45	$0.01
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding March 31, 2025	4,201,568	1.8	$8.45	$0.01
Issued	32,020,286	—	0.29	—
Exercised	(9,477,240)	—	0.29	—
Forfeited	(136,118)	—	81.97	—
Outstanding June 30, 2025	26,608,496	3.4	0.87	—

On May 2, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing healthcare-focused institutional investor of the Company for the immediate exercise of existing Series B Warrants to purchase 1,418,440 shares of the Company’s common stock and Series C Warrants, and together with the Series B Warrants (the "Existing Warrants") to purchase 2,300,000 shares of the Company’s common stock at a reduced exercise price of $0.74 in exchange for   (i) Series B-1 warrants to purchase up to 2,482,270 shares of common stock (the "Series B-1 Warrants"), and (ii) Series C-1 Warrants to purchase up to 4,025,000 shares of common stock (the "Series C-1 Warrants"), and together with the Series B-1 Warrants (the "New Warrants"). The New Warrants have an exercise price of $0.74 and will be exercisable upon stockholder approval. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants will expire eighteen months from the date of such approval. The Company’s stockholders have approved the Series B-1 and C-1 warrants as of August 1, 2025.

In addition, the Company issued to other investors as tail fee warrants, consisting of Placement Agent Series B-1 Common Stock Purchase Warrants and Placement Agent Series C-1 Common Stock Purchase Warrants, to purchase up to an aggregate of 223,106 shares of Common Stock, which tail fee warrants have the same terms as the New Warrants, except that they have an exercise price of $0.925 per share.

The Inducement Agreement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the New Warrants, is considered a modification of the Existing Warrants under the guidance ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $2.2 million. The Company incurred approximately $0.5 million as equity issuance costs associated with the inducement agreement. As the Existing Warrants and the New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $3.0 million as additional equity issuance cost.

On June 17, 2025, the Company entered into an amendment agreement (the “Warrant Amendment”) with the holder of certain existing warrants to purchase Common Stock (the “Holder”), consisting of (i) Series B-1 warrants to purchase up to 2,482,270 shares of Common Stock and (ii) Series C-1 warrants to purchase up to 4,025,000 shares of Common Stock and, together with the Series B-1 Warrants, the “Prior Warrants”). Pursuant to the Warrant Amendment, the Company agreed (i) to amend the Prior Warrants to reduce the exercise price of the Prior Warrants to $0.35 per share, (ii) to amend the Prior Warrants to modify the termination date thereof to (x) June 17, 2030 for the Series B-1 Warrants and (y) December 17, 2026 for the Series C-1 Warrants, and (iii) to amend that certain warrant inducement agreement (the “Inducement Agreement”), dated May 2, 2025, by and between the Company and the Holder, to provide that the Company would hold a special meeting of stockholders at the earliest practicable date, but in no event later than one hundred twenty (120) days after the Closing Date, for the purpose of obtaining Stockholder Approval (as defined in the Inducement Agreement). As the Warrant Amendment was classified as equity instruments before and after the Warrant Amendment, and as the Warrant Amendment is directly attributable to an equity offering, the Company recognized the effect of the Warrant Amendment of approximately $197,000 as additional equity issuance cost.

On June 18, 2025, the Company consummated a best efforts offering (the “Offering”) of (i) 5,341,200 shares of the Company’s common stock, (ii)  pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 5,758,800 shares of Common Stock (the “Pre-Funded Warrant Shares”), (iii) Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 11,100,000 shares of Common Stock (the “Series D Warrant Shares”), (iv) Series E warrants (the “Series E Warrants” and, together with the Series D Warrants, the “Common Warrants”) to purchase up to an aggregate of 8,325,000 shares of Common Stock (the “Series E Warrant Shares” and, together with the Series D Warrant Shares, the “Common Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series D Warrant and one Series E Warrant. The combined public offering price for each Share and accompanying Common Warrants was $0.3251. The combined public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $0.3241. The aggregate net proceeds from the Offering was approximately $3.0 million. The Company incurred approximately $0.6 million as equity issuance costs associated with the Offering.

In addition, the Company issued to other investors as tail fee warrants, consisting of Series D Warrants, to purchase up to an aggregate of 106,110 shares of Common Stock, which tail fee warrants have the same terms as the Series D Warrants, except that they have an exercise price of $0.4375 per share.

The Common Warrants have an exercise price of $0.35 per Common Warrant Share and will be exercisable beginning on the effective date of shareholder approval of the issuance of the Common Warrant Shares. The Series D Warrants will expire on the 5-year anniversary of the shareholder approval and the Series E Warrants will expire on the 18-month anniversary of the shareholder approval. The Company’s stockholders have approved the Series D and E warrants as of August 1, 2025. The Company evaluated the pre-funded warrants and the common warrant shares under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined the warrants meet the requirements to be classified in permanent equity. The fair value of the Common Warrants approximated $3.3 million and was recognized as additional-paid-in capital during the three months ended June 30, 2025. As of June 30, 2025 all of the pre-funded warrants have been exercised.

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

During the three months ended June 30, 2025 and 2024, the Company recognized a $10,000 minimum license royalty expense under this agreement. During the six months ended June 30, 2025 and 2024, the Company recognized a $20,000 minimum license royalty expense under this agreement. At June 30, 2025 and December 31, 2024, total accrued royalties and fees due to UVA LVG were $20,000 and $0, respectively.

Grant Incentive Plan – Former Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s then Chief Medical Officer and a related party, to secure grant funding for the Company. Under the grant incentive plan, the Company will make a cash payment to Dr. Johnson each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of June 30, 2025, no grant funding that would result in a payment to Dr. Johnson had been obtained.

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

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of June 30, 2025, the Company did not have any pending legal actions.

8 — SEGMENT REPORTING

The Company has one reportable operating segment relating to drug development for addiction and related disorders. When evaluating the Company’s financial performance, the CODM reviews total operating expenses for the operating segment excluding discontinued operations and equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Expenses:
Segment research and development expenses	$732,315	$1,012,522	$1,479,205	$1,466,800
Segment general and administrative expenses	1,150,397	1,274,708	2,670,799	2,665,452
Total Operating Expenses	1,882,712	2,287,230	4,150,004	4,132,252

Loss From Operations	(1,882,712)	(2,287,230)	(4,150,004)	(4,132,252)

Other Income (Expense)
Interest income	23,747	51,404	59,093	74,207
Inducement expense	—	—	—	(4,464,427)
Loss on equity method investment	(98,730)	(222,472)	(261,820)	(412,343)
Other income (expenses)	(861)	—	165,374	(43)
Total other income (expense)	(75,844)	(171,068)	(37,353)	(4,802,606)

Net Loss	$(1,958,556)	$(2,458,298)	$(4,187,357)	$(8,934,858)

9 — SUBSEQUENT EVENTS

On August 1, 2025, the Company, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners (the “Sales Agent”) providing for the sale by the Company of its shares of common stock, from time to time, through the ATM, with certain limitations on the amount of Common Stock that may be offered and sold by the Company. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that the Company will pay the Sales Agent commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM.

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s Common Stock, from 50,000,000 to 100,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2024 that we filed with the SEC on March 4, 2025 (the “2024 Form 10-K”). ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2024 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission (“SEC”).

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

Our current cash and cash equivalents, including the cash received from the warrant inducement transaction in May 2025 and equity issuance in June 2025, are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based on our current commitments and development plans. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in each year since our inception, including net losses of approximately $4.2 million and $13.2 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively. We had accumulated deficits of approximately $86.2 million and $82 million as of June 30, 2025 and December 31, 2024, respectively. All of our operating losses in the three months ended June 30, 2025 resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Clinical Developments

On February 25, 2025, we received a positive response from the U.S. Food and Drug Administration (“FDA”) on our proposed in-vitro bridging strategy for AD04. At our April 2023 Type C meeting with the FDA, the FDA reaffirmed the acceptance of the heavy-drinking-day based endpoints as a basis for approval for the treatment of Alcohol Use Disorder rather than the previously required abstinence-based endpoints. As a result, we are preparing for the next FDA interaction to confirm the Phase 3 clinical plan in the United States. In January of 2025, the FDA also released a Qualification Statement accepting another surrogate endpoint for Alcohol Use Disorder (AUD). The newly released Qualification Statement by Center for Drug Evaluation and Research (CDER), states the acceptance of the 2-level reduction of the World Health Organization (WHO) risk drinking levels of alcohol consumption as an efficacy endpoint in pivotal clinical trials with adults diagnosed with (AUD). We have also been issued key patents in the United States, the European Union, and other jurisdictions for which we have exclusive license rights. The active ingredient in AD04 is ondansetron, a serotonin-3 antagonist. Due to its mechanism of action, we believe AD04 has the potential to be used for the treatment of other addictive disorders, such as Opioid Use Disorder, obesity, smoking, and other drug addictions.

On May 1, 2025, we announced that patent number 12,274,692 was issued on April 15, 2025 by the United States Patent and Trademark Office covering the administration of AD04, our investigational drug, as a precision medicine approach for patients with specific genetic markers. The patent claims a method of treating addiction by administering a therapeutically effective amount of AD04 to patients with serotonin-related gene variations, including specific genotypes of HTR3A, HTR3B, and SLC6A4, such as the LL genotype of 5-HTTLPR in combination with variations in rs1150226, rs17614942, and rs1176713.

May 2025 Warrant Inducement Transaction

On May 2, 2025, we entered into a warrant inducement agreement (the “May 2025 Inducement Agreement”) with an existing healthcare-focused institutional investor of ours (the “Holder”) for the immediate exercise of existing Series B Warrants to purchase 1,418,440 shares of our common stock and Series C Warrants, and together with the Series B Warrants (the "Existing Warrants") to purchase 2,300,000 shares of our common stock at a reduced exercise price of $0.74 for net proceeds of approximately $2.2 million. In consideration for the immediate exercise in full of the Existing Warrants, the investor received, in a private placement, new unregistered (i) Series B-1 warrants to purchase up to 2,482,270 shares of common stock(the "Series B-1 Warrants"), and (ii) Series C-1 Warrants to purchase up to 4,025,000 shares of common stock (the "Series C-1 Warrants"), and together with the Series B-1 Warrants the "May 2025 Warrants"). Upon issuance the May 2025 Warrants had an exercise price of $0.74 and were exercisable upon stockholder approval, which approval was obtained on August 1, 2025. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants will expire eighteen months from the date of such approval. The warrant inducement transaction closed on May 5, 2025.

In addition, we issued to other investors as tail fee warrants, consisting of Placement Agent Series B-1 Common Stock Purchase Warrants and Placement Agent Series C-1 Common Stock Purchase Warrants, to purchase up to an aggregate of 223,106 shares of Common Stock, which Tail Fee Warrants have the same terms as the May 2025 Warrants, except that they have an exercise price of $0.925 per share.

June 2025 Best Efforts Offering and Warrant Amendment

On June 17, 2025, we entered into an amendment agreement (the “Warrant Amendment”) with the Holder, pursuant to which we agreed (i) to amend the May 2025 Warrants to reduce the exercise price of the May 2025 Warrants to $0.35 per share, (ii) to amend the May 2025 Warrants to modify the termination date thereof to (x) June 17, 2030 for the Series B-1 Warrants and (y) December 17, 2026 for the Series C-1 Warrants, and (iii) to amend (the “May 2025 Inducement Agreement”), to provide that we would hold a special meeting of stockholders at the earliest practicable date, but in no event later than one hundred twenty (120) days after the closing date, of the June 2025 Offering (as defined below) for the purpose of obtaining Stockholder Approval (as defined in the May 2025 Inducement Agreement).

On June 18, 2025, we consummated a best efforts offering (the “June 2025 Offering”) of (i) 5,341,200 shares of our common stock (the “June 2025 Shares”), (ii)  pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 5,758,800 shares of our common stock (the “ the June 2025 Pre-Funded Warrant Shares”), (iii) Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 11,100,000 shares of our common stock (the “Series D Warrant Shares”), (iv) Series E warrants (the “Series E Warrants” and, together with the Series D Warrants, the “June 2025 Warrants”) to purchase up to an aggregate of 8,325,000 shares of Common Stock (the “Series E Warrant Shares” and, together with the Series D Warrant Shares, the “June 2025 Warrant Shares”). Each June 2025 Share or June 2025 Pre-Funded Warrant was sold together with one Series D Warrant and one Series E Warrant. The combined public offering price for each Share and accompanying June 2025 Warrants was $0.3251. The combined public offering price for each Pre-Funded Warrant and accompanying June 2025 Warrants was $0.3241. The aggregate net proceeds from the June 2025 Offering was approximately $3.0 million.

Each June 2025 Pre-Funded Warrant was immediately exercisable for one June 2025 Pre-Funded Warrant Share at an exercise price of $0.001 per share and will remain exercisable until such June 2025 Pre-Funded Warrant is exercised in full. The June 2025 have an exercise price of $0.35 per June 2025 Warrant Share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the June 2025 Warrant Shares, which approval was obtained on August 1, 2025. The Series D Warrants will expire on the 5-year anniversary of the date of such approval and the Series E Warrants will expire on the 18-month anniversary of the date of such approval. As of June 30, 2025 all of the pre-funded warrants have been exercised.

At the Market Offering

On August 1, 2025, we, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners (the “Sales Agent”) providing for the sale by us for its shares of common stock, from time to time, through the ATM, with certain limitations on the amount of Common Stock that may be offered and sold by us. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that we will pay the Sales Agent commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. The Sales Agent will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM.

2025 Annual Meeting of Stockholders

At our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), which was held on August 1, 2025, our stockholders approved, among other matters: (1) the issuance of up to an aggregate of 6,730,376 shares of our common stock upon the exercise of the May 2025 Warrants and placement agent warrants issued pursuant to the May 2025 Inducement Agreement; (2) the issuance of up to an aggregate of 19,425,000 shares of our common stock upon the exercise of the June 2025 Warrants issued in connection with the June 2025 Offering; (3) a reverse stock split with respect to our issued and outstanding shares of our common stock, at a ratio within the range of 1-for-2 to 1-for-25, with the ratio within such range to be determined at the discretion of the Board and included in a public announcement, subject to the authority of the Board of Directors to abandon such amendment; (4) an amendment to our Certificate of Incorporation, as amended (the “Certificate of Incorporation”), at the discretion of our Board of Directors, to increase the authorized number of shares of our common stock, from 50,000,000 to 100,000,000; and (5) an amendment to our 2017 Equity Incentive Plan (the “2017 Plan”) to increase the number of shares of our common stock that we will have authority to grant under the 2017 Plan from 2,000,000 to 5,000,000.

Results of operations for the three months ended June 30, 2025 and 2024 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
Research and development expenses	$732,000	$1,013,000	$(281,000)
General and administrative expenses	1,150,000	1,275,000	(125,000)
Total Operating Expenses	1,882,000	2,288,000	(406,000)

Loss From Operations	(1,882,000)	(2,288,000)	(406,000)

Inducement expense	—	—	—
Other income (expense)	(1,000)		1,000
Change in value of equity method investment	(99,000)	(222,000)	(123,000)
Interest income	24,000	52,000	(28,000)
Total other income (expenses)	(76,000)	(170,000)	(94,000)

Net loss	(1,958,000)	(2,458,000)	(500,000)

Research and development (“R&D”) expenses

Research and development expenses decreased by approximately $281,000 (28%) during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The key drivers of the decrease were decreased contract labor and decreased clinical activity in the three months ended June 30, 2025 as compared to the same period in 2024.

General and administrative expenses (“G&A”) expenses

General and administrative expenses decreased by approximately $125,000 (10%) during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The key drivers of the decrease were mainly due to lower equity compensation, legal and consulting costs and franchise taxes in the three months ended June 30, 2025 as compared to the same period in 2024.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC decreased by approximately $123,000 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment, decreased by approximately $29,000 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was mainly due to lower interest income due to lower cash balances in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, earning less interest.

Results of operations for the six months ended June 30, 2025 and 2024 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Six Months Ended June 30,		Change
	2025	2024	(Decrease)
Research and development expenses	$1,479,000	$1,467,000	$12,000
General and administrative expenses	2,671,000	2,665,000	6,000
Total Operating Expenses	4,150,000	4,132,000	18,000

Loss From Operations	(4,150,000)	(4,132,000)	(18,000)

Inducement expense	—	(4,464,000)	(4,464,000)
Losses from equity method investment	(261,000)	(412,000)	(151,000)
Other income (expenses)	165,000	—	165,000
Interest income	59,000	74,000	(15,000)
Total other income (expenses)	(37,000)	(4,803,000)	(4,840,000)

Net loss	(4,187,000)	(8,935,000)	(4,748,000)

Research and development (“R&D”) expenses

Research and development expenses increased by approximately $12,000 (1%) in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The slight increase was primarily driven by increased chemistry, manufacturing, and controls (CMC) expenses to develop clinical supplies for the upcoming program to advance AD04 to a Phase 3 trial, offset by lower clinical activity expense.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $6,000 in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This slight increase was mainly due to higher compensation, offset by reduction in consulting expense.

Losses from Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC decreased by approximately $150,000 in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Inducement Expense

The inducement expense of approximately $4,464,000 which was a one-time, noncash expense associated with the issuance of new warrants to induce the exercise of outstanding warrants which occurred in the six months ended June 30, 2024.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment and inducement expense, increased by $151,000 (203%) in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was due to the recognition of a milestone payment received from Adovate of $150,000 during the six months ended June 30, 2025.

Liquidity and Capital Resources at June 30, 2025

Our principal liquidity needs have historically been working capital, R&D costs including clinical trials, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we engage in clinical trials and develop and eventually commercialize our compound, if approved by regulatory authorities. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, sales pursuant to the At the Market Offering Agreement, dated April 18, 2024, that we entered into with H.C. Wainwright & Co., LLC (the “HCW ATM Agreement”), private placements, use of our equity line, as well as other equity financings, warrant exercises, and the issuance of debt securities.

During the year ended December 31, 2024, our primary sources of funding were the exercise of previously issued warrants and the use of our HCW ATM Agreement and the March 2024 warrant inducement described below.

On March 1, 2024, warrants to purchase 268,440 shares of common stock at an exercise price of $2.82 per share were exercised for gross proceeds of approximately $757 thousand.

On March 1, 2024, we entered into an inducement agreement (the “March 2024 Inducement Agreement”) pursuant to which the holder of certain existing warrants exercised for cash warrants to purchase up to approximately 1,150,000 shares of common stock, at an exercise price of $2.82 per share. The transactions contemplated by the March 2024 Inducement Agreement closed on March 6, 2024 and we received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by us. Net proceeds of this transaction were approximately $3.1 million.

In the year ended December 31, 2024, we sold 2,348,520 shares of common stock through the HCW ATM Agreement, for net proceeds of approximately $4 million after placement fees and expenses.

On May 2, 2025, we entered into the May 2025 Inducement Agreement with the Holder providing for the immediate exercise of existing the Series B Warrants to purchase 1,418,440 shares of our common stock and the Series C Warrants, and together with the Series B Warrants to purchase 2,300,000 shares of our common stock at a reduced exercise price of $0.74 for net proceeds of approximately $2.2 million.

On June 18, 2025, we consummated the June 2025 Offering as describe above in the section titled “Recent Developments”. The aggregate net proceeds from the June 2025 Offering was approximately $3.0 million.

At June 30, 2025, we had cash and cash equivalents of $5.9 million. We completed a Phase 1 pharmacokinetic study of AD04 in 2024 with a total cost of approximately $1.4 million. We plan to begin a Phase III study of AD04 in the second half of 2025, assuming availability of adequate funding, conclusion of ongoing discussions with regulatory authorities and finalization of the trial design, availability of sufficient drug product to carry out the study, and completion of the revalidation process for our companion diagnostic to be included in our Phase III study. We have signed a contract with a vendor for approximately $2.3 million, which is cancellable by either party, to produce sufficient drug product to carry out the study, validate the manufacturing process, and manufacture registration batches for commercial usage. Our cash on hand and cash equivalents, including the cash proceeds from the financing closed on June 18, 2025 and the warrant inducement that closed on May 5, 2025, is sufficient to fund our operations and meet our existing commitments into the second quarter of 2026, based on our current commitments. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We will require additional financing as we continue to execute our overall business strategy, including two additional Phase 3 trials for AD04 that are currently expected to require $8-12 million each in direct expenses, and up to $5 million in additional other development expenses. These estimates may change based on ongoing discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. At this time, we have no committed sources of funding and our ability to use our ATM Agreement is restricted by certain SEC rules and our ability to use our equity line is restricted by certain Nasdaq rules. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of our research and development programs, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

	For the Six Months Ended June 30,
(rounded to nearest thousand)	2025	2024
Provided by (used in)
Operating activities	$(3,335,000)	(3,774,000)
Investing activities	150,000	—
Financing activities	5,349,000	4,235,000
Net increase in cash and cash equivalents	$2,164,000	461,000

Net cash used in operating activities – continuing operations

Net cash used in operating activities decreased by approximately $439,000 in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The primary driver was a decrease in the net loss during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, excluding the inducement expense.

Net cash provided by investing activities

Net cash provided by investing activities increased by approximately $150,000 in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was due to the recognition of a milestone payment received from Adovate of $150,000.

Net cash provided by financing activities

Net cash provided by financing activities increased by approximately $1,114,000 in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. In the six months ended June 30, 2025, we realized additional proceeds of approximately $5,349,000 from the June 2025 Offering and from the exercise of warrants in connection with the May 2025 Inducement Agreement, as compared to approximately $4,235,000 for the same period in 2024, from sales under the HCW ATM Agreement in the second quarter of 2024 and exercise of warrants in connection with the March 2024 Inducement Agreement.

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

Remediation Plan for Existing Material Weakness

Management continues to take steps to remediate the weaknesses described above. Management has engaged consulting services to ameliorate those material weaknesses stemming from its small number of personnel, in particular consultants with significant GAAP experience and IT security experts. The Company recently completed a risk assessment of its controls, and management is committed and taking measures for additional remediation steps, including improved documentation of the Company’s policies and procedures, redesign of inadequate approval and review processes, improvements on insufficient GAAP experience regarding complex transactions and review process over period end financial disclosure and reporting, appropriate segregation of duties based upon the size of our organization, and design and policies and procedures over information technology (“IT”) general controls.

Changes in Internal Control

During the quarter ended June 30, 2025, we implemented changes to our internal control over financial reporting specifically some of the changes are as follows: (i) documenting financial policies and procedures, (ii) improving approval processes, review processes and documentation for such reviews, (iii) building GAAP experience capability regarding complex transactions and effective review processes over period end financial disclosure and reporting, and (iv) improving segregation of duties. Management will continue to evaluate the effectiveness of these controls throughout the remainder of the fiscal year. We believe these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of June 30, 2025, we had an accumulated deficit of approximately $86.2 million and as of December 31, 2024, we had an accumulated deficit of approximately $82 million. Our current cash and cash equivalents, including the cash proceeds of the warrant inducement that closed on May 5, 2025 and the cash proceeds of the June 2025 Offering are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q and are only anticipated to be sufficient to fund our needs into the second quarter of 2026, based our current projections and current commitments. Implementation of our full development plans would exhaust our cash on hand more quickly. Therefore, despite the funding we have recently received, we will need to engage in additional fundraising in the near term as we carry out our development plans. We do not have any fixed commitments of financing and there can be no assurance that we will be able to meet the conditions for continued sales pursuant to the AGP ATM Agreement. In addition, there is no assurance that funds could be raised before we have expended our current cash on hand on acceptable terms to continue our operations and AD04 development projects.

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

The report of our independent registered public accounting firm included in the 10-K filing contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2025, we incurred a net loss of $4.2 million and used $3.3 million of cash in operations. During the year ended December 31, 2024, we incurred a net loss of $13.2 million and used cash in operations of $6.9 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state that we do not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q and our significant accumulated deficit, recurring losses, and needs to raise additional funds to sustain its operations raise substantial doubt about our ability to continue as a going concern. In May and June of 2025, the Company received net proceeds of approximately $5.3 million from the exercise of warrants and equity issuances. However, the Company will require additional capital to continue operations and development of AD04.

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

On March 5, 2025, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Staff”) notifying us that for the preceding 30 consecutive business days (January 17, 2025 through March 4, 2025), our common stock did not maintain the a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice has no immediate effect on the listing or trading of the our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ADIL.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until September 1, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us if it determines it is in compliance and the matter will be closed; however Nasdaq may require the closing bid price to equal or to exceed the Minimum Bid Price Requirement for more than 10 consecutive business days before determining that a company complies. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by September 1, 2025, we may be eligible for additional time to comply. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing.

On May 23, 2025, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule 5550(b)(1)”) because our stockholders’ equity of $2,126,662 as of March 31, 2025, as reported in our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025, was below the minimum requirement of $2,500,000. The letter also stated that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) and Rule 5550(b)(3), the alternative quantitative standards for continued listing on the Nasdaq Capital Market, because we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal year.

On July 10, 2025, we filed a Current Report on Form 8-K with the SEC that stated that as of the date of such Form 8-K, we believed that we had regained compliance with the Nasdaq stockholders’ equity requirements as a result of the closing of the June 2025 Offering and the related issuance of securities in such offering. On July 14, 2025, Nasdaq issued us a conditional compliance with the Listing Rule 5550(b)(1).

As reported in this Quarterly Report on Form 10-Q, at June 30, 2025, our stockholders’ equity of $5.6 million is above the Nasdaq minimum requirement of $2.5 million.

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

At June 30, 2025, we had outstanding (i) warrants to purchase 26,608,496 shares of common stock outstanding with a weighted average exercise price of $0.87, and (ii) options to purchase 1,184,182 shares of common stock at a weighted average exercise price of $6.20 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares  of common stock and 5,000,000 shares of preferred stock. The common stock and preferred stock, as well as the awards available for issuance under our 2017 equity incentive plan, can be issued by our board of directors, without stockholder approval. Any future issuances of such stock would further dilute the percentage ownership in us held by holders of our common stock and may be issued at prices below the initial price offering. In addition, the issuance of preferred stock may be used as an “anti-takeover” device without further action on the part of our stockholders, and may adversely affect the holders of the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended June 30, 2025 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

1.1	Placement Agency Agreement, dated as of June 16, 2025, by and between Adial Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners, as placement agent (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
3.4	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
4.1	Form of Series B-1 Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 7, 2025)
4.2	Form of Series C-1 Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 7, 2025)
4.3	Form of Placement Agent Series B-1 Warrant (Incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-3, File No. 333- 287679, filed with the Securities and Exchange Commission on May 30, 2025)
4.4	Form of Placement Agent Series C-1 Warrant (Incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S 3, File No. 333- 287679, filed with the Securities and Exchange Commission on May 30, 2025)
4.5	Form of Series D Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
4.6	Form of Series E Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
4.7	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
10.1	Employment Agreement between Adial Pharmaceuticals, Inc. and Tony Goodman, effective April 1, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21, 2025)
10.2	Form of Warrant Inducement Agreement by and between Adial Pharmaceuticals, Inc. and Holder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 7, 2025)
10.3	Form of Securities Purchase Agreement, dated June 17, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
10.4	Form of Form of Amendment No. 1 to Series B-1 Common Stock Purchase Warrant and Series C-1 Common Stock Purchase Warrant, dated June 17, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

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

Dated: August 13, 2025