Form 10-Q
period 2025-09-30
ADIAL PHARMACEUTICALS, INC.
filed 2025-11-13
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of common stock outstanding as of November 7, 2025 was 23,987,587.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$4,606,289	$3,750,525
Prepaid expenses and other current assets	407,543	308,239
Total Current Assets	5,013,832	4,058,764

Intangible assets, net	2,925	3,348
Equity method investment	643,090	981,830
Total Assets	$5,659,847	$5,043,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$556,284	$250,130
Accounts payable, related party	—	48,272
Accrued expenses	598,472	677,456
Total Current Liabilities	1,154,756	975,858
Total Liabilities	$1,154,756	$975,858

Commitments and contingencies – see Note 7

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, 100,000,000 shares authorized with a par value of $0.001 per share, 23,836,383 and 6,474,588 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	23,836	6,473
Additional paid in capital	92,457,586	86,056,934
Accumulated deficit	(87,976,331)	(81,995,323)
Total Stockholders’ Equity	4,505,091	4,068,084
Total Liabilities and Stockholders’ Equity	$5,659,847	$5,043,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development expenses	$521,069	$1,031,633	$2,000,275	$2,498,433
General and administrative expenses	1,243,009	1,179,841	3,913,808	3,845,293
Total Operating Expenses	1,764,078	2,211,474	5,914,083	6,343,726

Loss From Operations	(1,764,078)	(2,211,474)	(5,914,083)	(6,343,726)

Other Income (Expense)
Interest income	47,860	50,694	106,953	124,901
Inducement expense	—	—	—	(4,464,427)
Loss on equity method investment	(76,920)	(31,023)	(338,740)	(443,366)
Other income (expenses)	(513)	—	164,862	(43)
Total other income (expense)	(29,573)	19,671	(66,925)	(4,782,935)

Net Loss	$(1,793,651)	$(2,191,803)	$(5,981,008)	$(11,126,661)

Loss per share, basic and diluted	$(0.08)	$(0.38)	$(0.45)	$(2.57)
Weighted average shares, basic and diluted	22,171,309	5,835,682	13,170,731	4,330,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	6,474,588	$6,473	$86,056,934	$(81,995,323)	$4,068,084
Equity-based compensation – stock option expense	—	—	93,301	—	93,301
Equity-based compensation – stock issuances to a vendor and vesting to employee	100,000	100	143,330	—	143,430
Net proceeds from sale of common stock	75,000	77	50,571	—	50,648
Net loss	—	—	—	(2,228,801)	(2,228,801)
Balance, March 31, 2025	6,649,588	6,650	86,344,136	(84,224,124)	2,126,662
Equity-based compensation – stock option expense	—	—	75,099	—	75,099
Equity-based compensation – stock issuances to a vendor and vesting to employee	—	—	49,000	—	49,000
Net proceeds from sale of common stock	5,407,867	5,408	3,071,131	—	3,076,539
Exercise of warrants, net of expenses	9,477,240	9,477	2,212,455	—	2,221,932
Net loss	—	—	—	(1,958,556)	(1,958,556)
Balance, June 30, 2025	21,534,695	21,535	91,751,821	(86,182,680)	5,590,676
Equity-based compensation – stock option expense	—	—	88,000	—	88,000
Equity-based compensation – stock issuances to a vendor and vesting to employee	297,292	297	95,087	—	95,384
Net proceeds from sale of common stock	1,869,996	1,870	475,772	—	477,642
Exercise of warrants, net of expenses	134,400	134	46,906	—	47,040
Net loss	—	—	—	(1,793,651)	(1,793,651)
Balance, September 30, 2025	23,836,383	$23,836	$92,457,586	$(87,976,331)	$4,505,091

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	1,663,421	$1,663	$72,879,738	$(68,797,872)	$4,083,529
Equity-based compensation – stock option expense	—	—	177,003	—	177,003
Equity-based compensation – stock issuances to consultants and employees	—	—	48,987	—	48,987
Exercise of warrants, net of expenses	2,391,440	2,391	3,821,873	—	3,824,264
Inducement expense	—	—	4,464,427	—	4,464,427
Net loss	—	—	—	(6,476,560)	(6,476,560)
Balance, March 31, 2024	4,054,861	4,054	81,392,028	(75,274,432)	6,121,650
Equity-based compensation – stock option expense	—	—	153,391	—	153,391
Equity-based compensation – stock issuances to consultants and employees	—	—	48,987	—	48,987
Sale of common stock, net of transaction costs	238,820	238	410,853	—	411,091
Net loss	—	—	—	(2,458,298)	(2,458,298)
Balance, June 30, 2024	4,293,681	4,292	82,005,259	(77,732,730)	4,276,821
Equity-based compensation – stock option expense	—	—	136,383	—	136,383
Equity-based compensation – stock issuances to a vendor and vesting to employee	2,400	2	51,876	—	51,878
Net proceeds from sale of common stock	2,109,700	2,110	3,608,284	—	3,610,394
Net loss	—	—	—	(2,191,803)	(2,191,803)
Balance, September 30, 2024	6,405,781	$6,404	$85,801,802	$(79,924,533)	$5,883,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(5,981,008)	$(11,126,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	508,164	616,629
Amortization of intangible assets	423	424
Inducement expense	—	4,464,427
Change in value of equity method investment	338,740	443,366
Change in fair value contingent consideration	(150,000)	—
Changes in operating assets and liabilities:
Prepaid research and development	—	(4,430)
Prepaid expenses and other current assets	(99,304)	(38,210)
Accrued expenses	(42,934)	23,181
Accrued expenses, related party	—	(37,942)
Accounts payable	306,154	214,793
Accounts payable, related party	(48,272)	(24,062)
Net cash used in operating activities	(5,168,037)	(5,468,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from contingent consideration	150,000	—
Net cash provided by investing activities	150,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	3,604,829	4,021,485
Proceeds from warrant exercise, net of expenses	2,268,972	3,824,264
Net cash provided by financing activities	5,873,801	7,845,749

NET INCREASE IN CASH AND CASH EQUIVALENTS	855,764	2,377,264

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	3,750,525	2,827,082

CASH AND CASH EQUIVALENTS-END OF PERIOD	$4,606,289	$5,204,346

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES:

Issuance of common stock to settle bonus accrual	$36,050	$—

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

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was formed on January 26, 2021 to acquire Purnovate, LLC, an entity formed in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. In 2023, Adial sold the Purnovate assets and business to Adovate, LLC (“Adovate”), a company formed and majority owned by a then director of the Company and CEO of Purnovate. In January 2025, Adial’s board of directors approved the merger of Purnovate into Adial. This merger was completed during the third quarter of 2025 and there is no effect on the Company’s condensed consolidated financial statements.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements. During 2025, the Company received net proceeds of approximately $5.9 million from the exercise of warrants and equity issuances. However, the Company will require additional capital to continue operations and development of AD04. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the nine months periods ended September 30, 2025 and 2024 were as follows:

	Potentially Dilutive Common Shares Outstanding September 30,
	2025	2024
Warrants to purchase common shares	26,474,096	4,201,568
Common Shares issuable on exercise of options	1,184,182	343,971
Unvested restricted stock	144,928	16,662
Total potentially dilutive Common Shares excluded	27,803,206	4,562,201

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At September 30, 2025, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $4.4 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2024, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $3.6 million in non-FDIC insured cash equivalent accounts.

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

Adovate’s summary balance sheet information as of June 30, 2025 and September 30, 2024 is below:

	June 30, 2025	September 30, 2024
Current Assets	$245,469	$1,676,591
Non-current assets	$3,451,957	$3,506,713
Current liabilities	$604,524	$537,303
Non-current liabilities	$2,400,499	$929,156

Results for Adovate’s operations in the three and nine months ended June 30, 2025 and 2024 are summarized below:

	Three months
	2025	2024
Revenues	$—	$—
Costs and expenses	(692,558)	(631,537)
Loss from operations	(692,558)	(631,537)
Other income (expenses)	5,814	(171,487)
Net loss	$(686,744)	$(803,024)

	Nine months
	2025	2024
Revenues	$—	$—
Costs and expenses	(2,823,502)	(1,916,325)
Loss from operations	(2,823,502)	(1,916,325)
Other income (expenses)	(200,940)	(6,787)
Net loss	$(3,024,442)	$(1,923,112)

The Company held a weighted average of 11.2% of Adovate’s equity during the nine months ended June 30, 2025. The Company recognized an expense of $338,740, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the nine months ended June 30, 2025 and $76,920 for the three months ended June 30, 2025. At September 30, 2025, the Company held 10.4% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate during the nine months ended September 30, 2025 is summarized in the following table:

Equity investment carrying amount at January 1, 2025	$981,830
Portion of operating losses recognized	(163,090)
Equity investment carrying amount at March 31, 2025	818,740
Portion of operating losses recognized	(98,730)
Equity investment carrying amount at June 30, 2025	$720,010
Portion of operating losses recognized	(76,920)
Equity investment carrying amount at September 30, 2025	643,090

At September 30, 2025, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

Consideration for the sale of the assets of Purnovate, Inc. to Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. The Company recognized $150,000 in other income for a milestone achieved and payment received during the three months ended March 31, 2025.

5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Employee compensation	$513,169	$405,246
Minimum license royalties	30,000	—
Legal and consulting services	9,307	190,603
Pre-clinical and manufacturing expenses	—	81,607
Other	45,996	—
Total accrued expenses	$598,472	$677,456

6 — STOCKHOLDERS’ EQUITY

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock, from 50,000,000 to 100,000,000.

Standby Equity Purchase Agreement

On December 13, 2024, the existing Equity Purchase Agreement that the Company entered into with Alumni Capital, LLC (“Alumni”) on May 31, 2023 was cancelled by mutual agreement. Simultaneously, the Company and Alumni Capital entered into a new Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, 68,807 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA. During the three months ended September 30, 2025, no shares were sold under the terms of the New SEPA. During the nine months ended September 30, 2025, 141,667 shares had been sold under the terms of the New SEPA for total proceeds of $93,044 leaving a remaining $4.9 million to be sold under the New SEPA.

At-the-market Offering Agreement

On August 1, 2025, the Company, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners (“AGP”) providing for the sale by the Company of its shares of common stock, from time to time, through the ATM, with certain limitations on the amount of common stock that may be offered and sold by the Company. The aggregate market value of the shares of common stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that the Company will pay AGP commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. AGP will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM. During the three months and nine months ended September 30, 2025 the Company sold 1,869,996 shares of common stock under the ATM and received net proceeds of approximately $478,000.

Other Common Stock Issuances

On January 27, 2025, the Company issued 100,000 shares of common stock to a vendor and cash of $4,970 in consideration for services rendered valued at $100,000.  On July 30, 2025, the Company issued 79,900 shares of common stock to our former CFO to satisfy the final payout for the earned 2024 bonus valued at $36,050. On August 14, 2025, the Company issued 217,392 shares of common stock to a vendor in consideration for services to be rendered valued at $100,000.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Under the 2017 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the Plan will generally expire ten years from the date of grant and vest over a three-year period. At September 30, 2025, the Company had 3,598,054 shares issuable under the 2017 Equity Incentive Plan.

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares of common stock authorized for grant under the plan from 2,000,000 to 5,000,000.

Stock Options

The following table provides the stock option activity for the three and nine months ended September 30, 2025:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding January 1, 2025	733,971	9.01	$9.76
Forfeited	(23,972)		2.22
Granted	30,000		0.78
Outstanding March 31, 2025	739,999	8.80	$9.64
Forfeited	(3,817)		26.22
Granted	448,000		0.69
Outstanding June 30, 2025	1,184,182	9.07	6.20
Forfeited	—		—
Granted	—		—
Outstanding September 30, 2025	1,184,182	8.82	6.20
Outstanding September 30, 2025, vested and exercisable	406,060	7.83	$16.32

At September 30, 2025, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Fair Value per Share	$0.69	$1.35
Expected Term	5.75 years	5.75 years
Expected Dividend	$—	$—
Expected Volatility	114.2%	111.9%
Risk free rate	4.05%	4.23%

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $0.59 and $1.14, respectively. As of September 30, 2025, there was $663,842 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

The components of stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development options expense	3,600	12,890	10,500	43,765
Total research and development expenses	3,600	12,890	10,500	43,765
General and administrative options expense	84,400	123,493	245,900	423,012
Stock and warrants issued to a vendor and vesting to employee	59,334	51,878	251,764	149,852
Total general and administrative expenses	143,734	175,371	497,664	572,864
Total stock-based compensation expense	$147,334	$188,261	$508,164	$616,629

Stock Warrants

The following table provides the activity in warrants for the three and nine months ended September 30, 2025.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding January 1, 2025	4,201,568	2.07	$8.45	$0.01
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding March 31, 2025	4,201,568	1.8	$8.45	$0.01
Issued	32,020,286	—	0.29	—
Exercised	(9,477,240)	—	0.29	—
Forfeited	(136,118)	—	81.97	—
Outstanding June 30, 2025	26,608,496	3.4	0.87	—
Issued	—	—	—	—
Exercised	(134,400)	—	0.35	—
Forfeited	—	—	—	—
Outstanding September 30, 2025	26,474,096	3.1	0.87	—

On May 2, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing healthcare-focused institutional investor of the Company for the immediate exercise of existing Series B Warrants to purchase 1,418,440 shares of the Company’s common stock and Series C Warrants, and together with the Series B Warrants (the “Existing Warrants”) to purchase 2,300,000 shares of the Company’s common stock at a reduced exercise price of $0.74 in exchange for (i) Series B-1 warrants to purchase up to 2,482,270 shares of common stock (the “Series B-1 Warrants”), and (ii) Series C-1 Warrants to purchase up to 4,025,000 shares of common stock (the “Series C-1 Warrants”), and together with the Series B-1 Warrants, (the “New Warrants”). The New Warrants have an exercise price of $0.74 and will be exercisable upon stockholder approval. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants expire eighteen months from the date of such approval. The Company’s stockholders have approved the exercise of the Series B-1 and C-1 warrants as of August 1, 2025.

In addition, the Company issued to a former placement agent’s designees as tail fee warrants, Placement Agent Series B-1 Common Stock Purchase Warrants and Placement Agent Series C-1 Common Stock Purchase Warrants, to purchase up to an aggregate of 223,106 shares of common stock, which tail fee warrants have the same terms as the New Warrants, except that they have an exercise price of $0.925 per share.

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

On June 18, 2025, the Company consummated a best efforts public offering (the “Offering”) of (i) 5,341,200 shares of the Company’s common stock, (ii)  pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 5,758,800 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 11,100,000 shares of common stock (the “Series D Warrant Shares”), (iv) Series E warrants (the “Series E Warrants” and, together with the Series D Warrants, the “Common Warrants”) to purchase up to an aggregate of 8,325,000 shares of common stock (the “Series E Warrant Shares” and, together with the Series D Warrant Shares, the “Common Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series D Warrant and one Series E Warrant. The combined public offering price for each Share and accompanying Common Warrants was $0.3251. The combined public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $0.3241. The aggregate net proceeds from the Offering was approximately $3.0 million. The Company incurred approximately $0.6 million as equity issuance costs associated with the Offering.

In addition, the Company issued a former placement agent’s designees tail fee warrants, Series D Warrants, to purchase up to an aggregate of 106,110 shares of common stock, which tail fee warrants have the same terms as the Series D Warrants, except that they have an exercise price of $0.4375 per share.

The Common Warrants have an exercise price of $0.35 per Common Warrant Share and will be exercisable beginning on the effective date of shareholder approval of the issuance of the Common Warrant Shares. The Series D Warrants will expire on the 5-year anniversary of the shareholder approval and the Series E Warrants will expire on the 18-month anniversary of the shareholder approval. The Company’s stockholders have approved the Series D and E warrants as of August 1, 2025. The Company evaluated the pre-funded warrants and the common warrant shares under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined the warrants meet the requirements to be classified in permanent equity. The fair value of the Common Warrants approximated $3.3 million and was recognized as additional-paid-in capital during the three months ended June 30, 2025. As of September 30, 2025 all of the pre-funded warrants have been exercised.

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

During the three months ended September 30, 2025 and 2024, the Company recognized a $10,000 minimum license royalty expense under this agreement. During the nine months ended September 30, 2025 and 2024, the Company recognized a $30,000 minimum license royalty expense under this agreement. At September 30, 2025 and December 31, 2024, total accrued royalties and fees due to UVA LVG were $30,000 and $0, respectively.

Grant Incentive Plan – Former Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s then Chief Medical Officer and a related party, to secure grant funding for the Company. Under the grant incentive plan, the Company will make a cash payment to Dr. Johnson each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of September 30, 2025, no grant funding that would result in a payment to Dr. Johnson had been obtained.

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

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of September 30, 2025, the Company did not have any pending legal actions.

8 — SEGMENT REPORTING

The Company has one reportable operating segment relating to drug development for addiction and related disorders. When evaluating the Company’s financial performance, the CODM reviews total operating expenses for the operating segment excluding discontinued operations and equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Expenses:
Segment research and development expenses	$521,069	$1,031,633	$2,000,275	$2,498,433
Segment general and administrative expenses	1,243,009	1,179,841	3,913,808	3,845,293
Total Operating Expenses	1,764,078	2,211,474	5,914,083	6,343,726

Loss From Operations	(1,764,078)	(2,211,474)	(5,914,083)	(6,343,726)

Other Income (Expense)
Interest income	47,860	50,694	106,953	124,901
Inducement expense	—	—	—	(4,464,427)
Loss on equity method investment	(76,920)	(31,023)	(338,740)	(443,366)
Other income (expenses)	(513)	—	164,862	(43)
Total other income (expense)	(29,573)	19,671	(66,925)	(4,782,935)

Net Loss	$(1,793,651)	$(2,191,803)	$(5,981,008)	$(11,126,661)

9 — SUBSEQUENT EVENTS

After the quarter ended through November 7, 2025, the Company sold 151,204 shares of common stock under the ATM and received net proceeds of approximately $60,000.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of therapeutics for the treatment or prevention of addiction and related disorders. Our investigational new drug candidate, AD04, is being developed as a therapeutic agent for the treatment of alcohol use disorder (“AUD”). AD04 was investigated in a Phase 3 clinical trial, designated the ONWARD trial, for the potential treatment of AUD in subjects with certain target genotypes, which were identified using our companion diagnostic genetic test. Based on our analysis of the subgroup data from the ONWARD trial, we are now focused on completing the clinical development program for AD04 in the specified genetic subgroups to meet regulatory requirements primarily in the US and secondarily in Europe/UK.

We have devoted the vast majority of our resources to development efforts relating to AD04, including preparation for and conducting clinical trials, providing general and administrative support for these operations and protecting our intellectual property. We expect these activities to continue to demand most of our resources for the foreseeable future.

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Quarterly Report on Form 10-Q, we have funded our operations primarily through the private and public placements of debt, equity securities, warrant inducements, at-the market offerings and an equity line.

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

We have incurred net losses in each year since our inception, including net losses of approximately $6.0 million and $13.2 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively. We had accumulated deficits of approximately $88 million and $82 million as of September 30, 2025 and December 31, 2024, respectively. All of our operating losses in the three months ended September 30, 2025 resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Clinical Developments

On September 16, 2025, we announced the receipt of the final meeting minutes from our End of Phase 2 (EOP2) meeting with the FDA held on July 29, 2025. The minutes provide the FDA’s formal input into the AD04 Phase 3 adaptive clinical trial design and broader clinical development strategy. The objective for the EOP2 meeting was to align with the FDA on the design of the Phase 3 clinical development program for AD04. The discussion included key elements of the planned adaptive study design elements, such as target population, clinical endpoints, inclusion and exclusion criteria, dosing regimen, and affirmation of the biomarker-positive and biomarker-negative groups.

Financings

May 2025 Warrant Inducement Transaction

On May 2, 2025, we entered into a warrant inducement agreement (the “May 2025 Inducement Agreement”) with an existing healthcare-focused institutional investor of ours (the “Holder”) for the immediate exercise of existing Series B Warrants to purchase 1,418,440 shares of our common stock and Series C Warrants, and together with the Series B Warrants (the “Existing Warrants”) to purchase 2,300,000 shares of our common stock at a reduced exercise price of $0.74 for net proceeds of approximately $2.2 million. In consideration for the immediate exercise in full of the Existing Warrants, the investor received, in a private placement, new unregistered (i) Series B-1 warrants to purchase up to 2,482,270 shares of common stock(the “Series B-1 Warrants”), and (ii) Series C-1 Warrants to purchase up to 4,025,000 shares of common stock (the “Series C-1 Warrants”), and together with the Series B-1 Warrants the “May 2025 Warrants”). Upon issuance the May 2025 Warrants had an exercise price of $0.74 and were exercisable upon stockholder approval, which approval was obtained on August 1, 2025. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants will expire eighteen months from the date of such approval. The warrant inducement transaction closed on May 5, 2025.

In addition, we issued to a former placement agent’s designees tail fee warrants, consisting of Placement Agent Series B-1 Common Stock Purchase Warrants and Placement Agent Series C-1 Common Stock Purchase Warrants, to purchase up to an aggregate of 223,106 shares of common stock, which tail fee warrants have the same terms as the May 2025 Warrants, except that they have an exercise price of $0.925 per share.

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

On June 18, 2025, we consummated a best efforts offering (the “June 2025 Offering”) of (i) 5,341,200 shares of our common stock (the “June 2025 Shares”), (ii) pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 5,758,800 shares of our common stock (the “the June 2025 Pre-Funded Warrant Shares”), (iii) Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 11,100,000 shares of our common stock (the “Series D Warrant Shares”), (iv) Series E warrants (the “Series E Warrants” and, together with the Series D Warrants, the “June 2025 Warrants”) to purchase up to an aggregate of 8,325,000 shares of common stock (the “Series E Warrant Shares” and, together with the Series D Warrant Shares, the “June 2025 Warrant Shares”). Each June 2025 Share or June 2025 Pre-Funded Warrant was sold together with one Series D Warrant and one Series E Warrant. The combined public offering price for each Share and accompanying June 2025 Warrants was $0.3251. The combined public offering price for each Pre-Funded Warrant and accompanying June 2025 Warrants was $0.3241. The aggregate net proceeds from the June 2025 Offering was approximately $3.0 million.

Each June 2025 Pre-Funded Warrant was immediately exercisable for one June 2025 Pre-Funded Warrant Share at an exercise price of $0.001 per share and will remain exercisable until such June 2025 Pre-Funded Warrant is exercised in full. The June 2025 have an exercise price of $0.35 per June 2025 Warrant Share and will be exercisable beginning on the effective date of stockholder approval of the issuance of the June 2025 Warrant Shares, which approval was obtained on August 1, 2025. The Series D Warrants will expire on the 5-year anniversary of the date of such approval and the Series E Warrants will expire on the 18-month anniversary of the date of such approval. As of September 30, 2025 all of the pre-funded warrants have been exercised.

At the Market Offering

On August 1, 2025, we, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners ( “AGP”) providing for the sale by us of our shares of common stock, from time to time, through the ATM, with certain limitations on the amount of common stock that may be offered and sold by us. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that we will pay AGP commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. AGP is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM. During the three months and nine months ended September 30, 2025, we sold 1,869,996 shares of common stock under the ATM and received net proceeds of approximately $478,000.

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

Results of operations for the three months ended September 30, 2025 and 2024 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended September 30,
	2025	2024	Change
Research and development expenses	$521,000	$1,032,000	$(511,000)
General and administrative expenses	1,243,000	1,180,000	63,000
Total Operating Expenses	1,764,000	2,212,000	(448,000)

Loss From Operations	(1,764,000)	(2,212,000)	448,000

Inducement expense	—	—	—
Other income (expense)	(1,000)		(1,000)
Change in value of equity method investment	(77,000)	(31,000)	(46,000)
Interest income	48,000	51,000	(3,000)
Total other income (expenses)	(30,000)	20,000	(50,000)

Net loss	(1,794,000)	(2,192,000)	398,000

Research and development (“R&D”) expenses

Research and development expenses decreased by approximately $511,000 (50%) during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was mainly due to decreased clinical activity in the three months ended September 30, 2025 as compared to the same period in 2024.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $63,000 (5%) during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was mainly due to expenses incurred for our annual meeting in the three months ended September 30, 2025 as compared to the same period in 2024 expenses occurred in a different quarter.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC increased by approximately $46,000 in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment, decreased by approximately $4,000 in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was mainly due to lower interest income due to lower cash balances in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Results of operations for the nine months ended September 30, 2025 and 2024 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024	Change
Research and development expenses	$2,000,000	$2,498,000	$(498,000)
General and administrative expenses	3,914,000	3,845,000	69,000
Total Operating Expenses	5,914,000	6,343,000	(429,000)

Loss From Operations	(5,914,000)	(6,343,000)	429,000

Inducement expense	—	(4,464,000)	4,464,000
Losses from equity method investment	(339,000)	(444,000)	105,000
Other income (expenses)	165,000	—	165,000
Interest income	107,000	125,000	(18,000)
Total other income (expenses)	(67,000)	(4,783,000)	4,716,000

Net loss	(5,981,000)	(11,126,000)	5,145,000

Research and development (“R&D”) expenses

Research and development expenses decreased by approximately $498,000 (20%) in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by decreased clinical activity expense in the nine months ended September 30, 2025 as compared to the same period in 2024.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $69,000 in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was mainly due to higher compensation expense in the nine months ended September 30, 2025 as compared to the same period in 2024.

Losses from Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC decreased by approximately $105,000 in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Inducement Expense

The inducement expense of approximately $4,464,000 which was a one-time, noncash expense associated with the issuance of new warrants to induce the exercise of outstanding warrants which occurred in the nine months ended September 30, 2024.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment and inducement expense, increased by $147,000 (118%) in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was due to the recognition of a milestone payment received from Adovate of $150,000 during the nine months ended September 30, 2025.

Liquidity and Capital Resources at September 30, 2025

Our principal liquidity needs have historically been working capital, R&D costs including clinical trials, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we engage in clinical trials and develop and eventually commercialize our compound, if approved by regulatory authorities. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, at the market offerings, private placements, warrant inducements, use of our equity line, as well as other equity financings, warrant exercises, and the issuance of debt securities.

During the year ended December 31, 2024, our primary sources of funding were the exercise of previously issued warrants, sales through an At the Market Offering Agreement with H.C. Wainwright & Co., LLC (the “HCW ATM Agreement”) and the March 2024 warrant inducement described below.

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

For the three months ended September 30, 2025, we sold 1,869,996 shares of common stock through the AGP ATM, for net proceeds of approximately $478 thousand after placement fees and expenses.

At September 30, 2025, we had cash and cash equivalents of $4.6 million. We completed a Phase 1 pharmacokinetic study of AD04 in 2024 with a total cost of approximately $1.4 million. We plan to begin a Phase III study of AD04 in the first half of 2026, assuming availability of adequate funding, conclusion of ongoing discussions with regulatory authorities and finalization of the trial design, and availability of sufficient drug product to carry out the study. We have signed a contract with a vendor for approximately $2.4 million, which is cancellable by either party, to produce sufficient drug product to carry out the study, validate the manufacturing process, and manufacture registration batches for commercial usage. The amount remaining on this contract after billings to date was approximately $2.0 million as of September 30, 2025. Our cash on hand and cash equivalents, including the cash proceeds from the June 2025 Offering, the warrant inducement that closed on May 5, 2025 and ATM sales, is expected to be sufficient to fund our operations and meet our existing commitments into the second quarter of 2026, based on our current commitments. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We will require additional financing as we continue to execute our overall business strategy. Our current planning assumption is to conduct one Phase 3 trial with adaptive trial design, one subsequent confirmatory Phase 3 trial and one open label extension study. These assumptions may change based on ongoing discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. At this time, we have no committed sources of funding and our ability to use our ATM is restricted by certain SEC rules and our ability to use our equity line is restricted by certain Nasdaq rules. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of our research and development programs, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

	For the Nine Months Ended September 30,
(rounded to nearest thousand)	2025	2024
Provided by (used in)
Operating activities	$(5,168,000)	(5,468,000)
Investing activities	150,000	—
Financing activities	5,874,000	7,846,000
Net increase in cash and cash equivalents	$856,000	2,378,000

Net cash used in operating activities – continuing operations

Net cash used in operating activities decreased by approximately $300,000 in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The primary driver was a decrease in the net loss during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, excluding the inducement expense.

Net cash provided by investing activities

Net cash provided by investing activities increased by approximately $150,000 in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was due to the recognition of a milestone payment received from Adovate of $150,000.

Net cash provided by financing activities

Net cash provided by financing activities decreased by approximately $1,972,000 in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we realized proceeds of approximately $5,874,000 from the June 2025 Offering, ATM sales and from the exercise of warrants in connection with the May 2025 Inducement Agreement, as compared to approximately $7,846,000 for the same period in 2024, from sales under the HCW ATM Agreement and exercise of warrants in connection with the March 2024 Inducement Agreement.

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

Remediation Plan for Existing Material Weakness

Management continues to take steps to remediate the weaknesses described above. Management has engaged consulting services to ameliorate those material weaknesses stemming from its small number of personnel, in particular consultants with significant GAAP experience and IT security experts. We completed a risk assessment of its controls, and management is committed and taking measures for additional remediation steps, including improved documentation of the Company’s policies and procedures, redesign of inadequate approval and review processes, improvements on insufficient GAAP experience regarding complex transactions and review process over period end financial disclosure and reporting, appropriate segregation of duties based upon the size of our organization, and design and policies and procedures over information technology (“IT”) general controls.

Changes in Internal Control

During the quarter ended September 30, 2025, we implemented changes to our internal control over financial reporting specifically some of the changes are as follows: Implementation and design of policies and procedures over IT general controls. Management will continue to evaluate the effectiveness of these controls throughout the remainder of the fiscal year. We believe these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of September 30, 2025, we had an accumulated deficit of approximately $88 million and as of December 31, 2024, we had an accumulated deficit of approximately $82 million. Our current cash and cash equivalents, including the cash proceeds of the warrant inducement that closed on May 5, 2025 and the cash proceeds of the June 2025 Offering are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q and are only anticipated to be sufficient to fund our needs into the second quarter of 2026, based our current projections and current commitments. Implementation of our full development plans would exhaust our cash on hand more quickly. Therefore, despite the funding we have recently received, we will need to engage in additional fundraising in the near term as we carry out our development plans. We do not have any fixed commitments of financing and there can be no assurance that we will be able to meet the conditions for continued sales pursuant to the AGP ATM. In addition, there is no assurance that funds could be raised before we have expended our current cash on hand on acceptable terms to continue our operations and AD04 development projects.

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

The report of our independent registered public accounting firm included in the 10-K filing contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the nine months ended September 30, 2025, we incurred a net loss of $6.0 million and used $5.2 million of cash in operations. During the year ended December 31, 2024, we incurred a net loss of $13.2 million and used cash in operations of $6.9 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state that we do not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q and our significant accumulated deficit, recurring losses, and needs to raise additional funds to sustain its operations raise substantial doubt about our ability to continue as a going concern. During 2025, the Company received net proceeds of approximately $5.9 million from the exercise of warrants and equity issuances. However, the Company will require additional capital to continue operations and development of AD04.

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

On March 5, 2025, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Staff”) notifying us that for the preceding 30 consecutive business days (January 17, 2025 through March 4, 2025), our common stock did not maintain the a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on The Nasdaq Capital Market under the symbol “ADIL.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until September 1, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance could be achieved without further action if the closing bid price of our common stock were at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq would notify us if it determines it is in compliance and the matter will be closed; however Nasdaq could require the closing bid price to equal or to exceed the Minimum Bid Price Requirement for more than 10 consecutive business days before determining that a company complies. The letter further stated that if, however, we did not achieve compliance with the Minimum Bid Price Requirement by September 1, 2025, we may be eligible for additional time to comply.

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

As reported in this Quarterly Report on Form 10-Q, at September 30, 2025, our stockholders’ equity of $4.5 million is above the Nasdaq minimum requirement of $2.5 million.

On September 2, 2025, we received a letter (the “September 2025 Nasdaq Letter”) from Nasdaq stating that we are eligible for an additional 180 calendar days, or until March 2, 2026 (the “Extended Compliance Deadline”), to regain compliance with the Minimum Bid Price Requirement, following the expiration of the initial 180 calendar day period granted to the Company by Nasdaq to regain compliance by September 1, 2025 (the “Initial Compliance Date”). Nasdaq initially notified us of (i) our failure to meet the Minimum Bid Price Requirement and (ii) the Initial Compliance Date in a letter sent by Nasdaq and addressed to us, dated March 5, 2025, as discussed above.

The Staff determined that we are eligible for the second 180 calendar day period, or until the Extended Compliance Deadline, to regain compliance with the Minimum Bid Price Requirement based on the Staff’s determination that we must continue to meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and based on our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this additional time period, the closing bid price of our common stock on Nasdaq is at least $1.00 per share for a minimum of ten (10) consecutive business days, the Staff will provide written confirmation of compliance with the Minimum Bid Price Requirement and this matter will be closed. The September 2025 Nasdaq Letter from Nasdaq also stated that if we choose to implement a reverse stock split, we must complete the split no later than ten (10) business days prior to the Extended Compliance Deadline in order to timely regain compliance. We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by the Extended Compliance Deadline, the Staff will provide written notification that our common stock will be delisted from the Nasdaq. At that time, we may appeal the Staff’s determination to a Hearings Panel (the “Panel”). If we appeal, we will be asked to provide a plan to regain compliance to the Panel. Historically, Panels have generally viewed a near-term reverse stock split as the only definitive plan acceptable to resolve a deficiency of the Minimum Bid Price Requirement.

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

At September 30, 2025, we had outstanding (i) warrants to purchase 26,474,096 shares of common stock outstanding with a weighted average exercise price of $0.87, and (ii) options to purchase 1,184,182 shares of common stock at a weighted average exercise price of $6.20 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

The shutdown of the U.S. federal government may adversely affect our business.

A prolonged or recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. We continue to monitor developments and adjust our regulatory strategies accordingly, but there can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, cause delays in the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications and New Drug Applications (NDAs). These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

We may apply for government grants to support some of our research and development activities for our product candidates. A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to complete our planned research and development activities. If federal funding continues to be delayed, reduced or canceled, we may need to seek alternative sources of financing, scale back research efforts, or defer planned initiatives, any of which could have a material adverse effect on our financial condition and results of operations. If we do not obtain the grants we applied for or other grants, we currently do not anticipate developing certain of our product candidates. Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

If the current U.S. federal government shutdown is prolonged or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended September 30, 2025 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

1.1	Sales Agreement, dated August 1, 2025, entered into by and between Adial Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
3.4	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
10.1	Amendment No. 7 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith

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

Dated: November 13, 2025