Form 10-K
period 2025-12-31
ADIAL PHARMACEUTICALS, INC.
filed 2026-03-05
CIK 1513525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s mostly recently completed second fiscal quarter) as reported by the Nasdaq Capital Market on such date was $6,483,200. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 4, 2026, the issuer had 1,427,970 shares of common stock outstanding.

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

On February 5, 2026, we effected a one-for-twenty-five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in this Annual Report reflect the Reverse Stock Split.

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

Risks Relating to Our Company

●	We have incurred losses since our inception and anticipate that we will continue to incur losses in the future.

●	There is substantial doubt about our ability to continue as a going concern.

●	We currently have no product revenues and may not generate revenue at any time in the near future, if at all.

●	There can be no assurance that we will be able to execute on our business strategy.

●	We will need to secure additional financing to support our operations and fund our clinical trials.

●	In the past we have identified weaknesses in our internal controls.

●	We rely on a license to use various technologies that are material to our business.

●	Our business is dependent upon the success of our product candidate, AD04.

●	The active ingredient of our product candidate, ondansetron, is currently available in generic form.

●	Changes in general economic conditions and geopolitical and other conditions may adversely impact us.

●	There are currently no long-term use clinical safety data available for ondansetron.

●	All of our current data for our product candidate does not necessarily provide sufficient evidence that our product is viable as a potential pharmaceutical product.

●	Regulatory Authorities may not accept our planned Phase 3 endpoints for final approval of AD04.

●	We will incur additional costs if any regulators require additional clinical trials.

●	We may incur additional costs if we cannot use currently manufactured clinical trial material in future trials.

●	AD04 is dependent on a successful development, approval, and commercialization of a genetic test.

●	We have limited experience as a company conducting clinical trials.

●	Our product candidate will require extensive clinical and other testing.

●	Our clinical trials may fail to demonstrate adequately the safety and efficacy of AD04.

●	Delays in the enrollment of patients in our clinical trials could impact our regulatory approvals.

●	Our success will be dependent upon adoption of our products by physicians.

●	Rapid technological change and substantial competition may impair the business.

Risks Relating to Our Business and Industry

●	We must obtain regulatory approvals in every jurisdiction in which we intend to sell our product candidate.

●	Clinical trials are very expensive, time-consuming and difficult to design and implement.

●	AD04 and any future product candidates may cause undesirable side effects.

●	We may incur substantial liabilities and may be subject to product liability lawsuits.

●	There is uncertainty as to market acceptance of our technology and product candidates.

●	We will continue to be subject to ongoing and extensive regulatory requirements even after regulatory approval, and compliance with such regulatory requirements cannot be assured.

●	Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities.
●	We have no experience selling, marketing or distributing products and have no internal capability to do so.

●	We may not be successful in establishing or maintaining strategic partnerships and collaborations.

●	We may not be successful in executing a definitive agreement with Molteni Farmaceutici to establish the proposed partnership with them.

●	Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches and we may face particular data protection, data security and privacy risks.

●	We have limited protection for our intellectual property.

●	We may be involved in lawsuits to protect or enforce the patents of our licensors.

●	Obtaining and maintaining patent protection depends on compliance with requirements imposed by governmental patent agencies and the courts.

●	Our ability to generate product revenues will be diminished if our products sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	We are subject to risks associated with marketing AD04 internationally.

●	We rely on key executive officers and scientific, regulatory and medical advisors.

●	Declining general economic or business conditions may have a negative impact on our business.

●	Health care policy changes, including legislation reforming the U.S. health care system and other legislative initiatives, may have a material adverse effect on our financial condition, results of operations and cash flows.

●	A government shutdown or inadequate funding of the FDA could adversely affect our business

Risks Related to Our Securities and Investing in Our Securities

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

●	Future sales of securities could result in additional dilution.

●	Issuance of additional securities could adversely affect the rights of the holders of our common stock.

●	If we issue preferred stock with superior rights than our common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

●	As a smaller reporting company we have reduced SEC reporting requirements.

●	We have never paid dividends and have no plans to pay dividends in the foreseeable future.

●	As a result of being a public company, we incur additional costs.

●	Our common stock has often been thinly traded, so you may be unable to sell at or near ask prices or at all.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future.

●	Fluctuations in the international currency markets may significantly impact the cost of our planned trial.

●	The application of the “penny stock” rules to our common stock could limit the trading and liquidity.

●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult and may prevent attempts to replace or remove our current management.

●	Our Certificate of Incorporation and our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of filing this Annual Report on Form 10-K, we have funded our operations primarily through the private and public placements of debt, equity securities, and an equity line.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Annual Report on Form 10-K, based on our current commitments and development plans.

We have incurred net losses in each year since our inception, including net losses of approximately $8.0 million and $13.2 million for the years ended December 31, 2025 and 2024, respectively. We had accumulated deficits of approximately $90.0 million and $82.0 million as of December 31, 2025 and 2024, respectively. All of our operating losses in the year ended December 31, 2025 resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents will be sufficient to fund our operations for the next twelve months from the date of this Annual Report on Form 10-K.

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

Recent Developments

Collaboration Framework

On March 3, 2026, we entered into a collaboration framework agreement with a strategic partner, Molteni Farmaceutici (“Molteni”), for a proposed exclusive partnership covering the commercialization of AD04 in Europe. The collaboration framework, which is subject to execution of a final definitive agreement, sets forth the strategic and financial parameters of the proposed partnership, covering clinical, regulatory, manufacturing, and commercial terms. Under the framework, the strategic partner has been granted a period of exclusivity to evaluate the feasibility of the project, conduct planning, due diligence, and a comprehensive assessment of the requirements for the successful commercial launch of AD04 across Europe.

The definitive agreement is expected to include an upfront payment, milestone payments tied to development and commercial progress, and tiered royalties on European AD04 net sales, payable to us. We believe the total potential aggregate value from royalties and milestones over time will be significant, estimated at nearly $60 million, assuming AD04 progresses through clinical development and is successfully introduced in the European market. However, there can be no assurance given that a definitive agreement to implement the terms set forth in the collaboration framework agreement will be executed to establish the proposed partnership (and Molteni has no obligation to enter into such definitive agreement), that ADO4 will successfully progress through clinical development and commercialization in Europe or that we will receive any royalties or milestone payments as a result of the proposed partnership.

Clinical Developments

On September 16, 2025, we announced the receipt of the final meeting minutes from our End of Phase 2 (EOP2) meeting with the Food and Drug Adminstration (the “FDA”) held on July 29, 2025. The minutes provide the FDA’s formal input about the AD04 Phase 3 adaptive clinical trial design and broader clinical development strategy. The objective for the EOP2 meeting was to align with the FDA on the design of the Phase 3 clinical development program for AD04. The discussion included key elements of the planned adaptive study design elements, such as target population, clinical endpoints, inclusion and exclusion criteria, dosing regimen, and affirmation of the biomarker-positive and biomarker-negative groups.

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

U.S. Clinical Development and Regulatory Actions Completed

Our regulatory strategy for the US has been clearly defined as a result of both ongoing discussions with key advisors in US regulatory affairs as well as meetings with the FDA.

We engaged a third party statistical consulting group to rigorously reevaluate our historical clinical data, the ONWARD datasets, and the signals identified in prior post hoc analyses. Their mandate was to pressure test all assumptions using deep biostatistical expertise and proprietary analytic platforms that integrate multiple statistical methodologies, Artificial Intelligence (AI), and machine learning tools. This approach was specifically designed to address the noise inherent in smaller subgroup analyses by enhancing analytical sensitivity, reducing variance, and isolating the most reliable data signals. Methods included exploratory Bayesian modeling, Bayesian shrinkage techniques (e.g., horseshoe priors), predictive analytics and trial simulations, real world data–enabled feasibility modeling, sparse PK modeling, and sensitivity analyses of baseline drinking and endpoint definitions. Together, these efforts were intended to ensure methodological rigor and clinically meaningful stratification.

SLC6A4 (serotonin transporter) and HTR3A/HTR3B receptor polymorphisms were included in the ONWARD trial; however, the serotonin transporter does not directly influence receptor sensitivity or excitability, key determinants of ondansetron’s mechanism of action. The independent statistical review reanalyzed the ONWARD data using genotype based stratification, confirming and refining our understanding of subgroup specific efficacy signals. These analyses validated the predictive value of the HTR3A and HTR3B SNPs and reinforced their central role in treatment stratification. This work confirmed our focus on specific 5HT3A variants within relevant AUD populations and strengthened the receptor based pharmacogenetic framework used to define biomarker positive and biomarker negative groups. It also increased confidence in endpoint selection, inclusion and exclusion criteria, and other key design assumptions, while informing strategic decisions related to patient enrichment, site selection, and regulatory positioning.

These insights directly shaped the U.S. Phase 3 program and informed the design of the first pivotal Phase 3 study discussed with FDA at the EndofPhase2 (EOP2) meeting on July 29, 2025, where FDA aligned on the major elements of the planned adaptive enrichment pivotal study and the overall registration pathway. Taken together, these activities have reinforced the foundation of our clinical, regulatory, and commercial strategy in the United States, alongside additional efforts such as submission of the FDA safety update/annual report, a Type D meeting to confirm Phase 3 manufacturing plans, and ongoing discussions regarding the required initial Pediatric Study Plan (iPSP).

U.S. Clinical Development and Regulatory Actions Planned

We have assessed the impact of the regulatory guidance on the future business and operating plan requirements to meet the needs of the FDA for submission and approval of AD04 to treat genetic subtypes of AUD.

Based on our expectations regarding the targeted genotypes, our current planning assumption is to conduct one Phase 3 trial with an adaptive enrichment trial design, one subsequent confirmatory Phase 3 trial and one open label extension safety study. These assumptions may change based on ongoing discussions with regulatory authorities, and final trial designs and results. In a recent article, published on February 19, 2026 in The New England Journal of Medicine, the FDA leadership has outlined a shift in the agency’s default evidentiary posture under which, where scientifically appropriate, approval may be supported by one adequate and well-controlled clinical investigation plus confirmatory evidence, rather than the historic expectation of two independent pivotal studies. If AD04 can be advanced under a one-study framework, the impact could be substantial – significantly lowering Phase 3 costs, improving overall capital efficiency, and accelerating our path toward NDA submission.

The planned adaptive enrichment trial derisks early at onset by constraining enrollment and defining the biomarker positive population upfront, it derisks midtrial through an interim analysis that provides the opportunity to eliminate the biomarker negative group and enrich the biomarker positive group, and derisks at the end through an analysis that preserves alpha and protects the primary claim. The timing for these activities will be contingent on the start of the trial and enrollment rates, with the first interim analysis occurring after approximately 50% of subjects have completed treatment (estimates for the first interim analysis for the Biomarker negative group are between 2 to 4 months from first patient enrolled).

EX US Clinical Development and Regulatory Actions Completed

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

In the United States alone, the 2024 National Survey on Drug Use and Health (NSDUH) reported approximately 27.9 million people age 12 and older had AUD. Among those reporting AUD, 21.4% or 5.97M were classified as moderate and 19.2% or 5.35M were classified as Severe. Among the 27.9 million, only 2.5% or 697,000 people received medication for AUD treatment. AUD results in significant health, social, and financial costs, with excessive alcohol use being the third leading cause of preventable death and responsible for 31% of driving fatalities (NIAAA Alcohol Facts & Statistics). AUD contributes to over 200 different diseases and 10% of children live with a person that has an alcohol problem. According to the American Society of Clinical Oncologists, 5-6% of new cancers and cancer deaths globally are directly attributable to alcohol. The Lancet published an article that alcohol is the leading risk factor for death and disability in people ages 15-49 globally. The Centers for Disease Control (the “CDC”) has reported that AUD costs the U.S. economy about $250 billion annually, with heavy drinking accounting for greater than 75% of the social and health related costs.

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

AUD confers complex medical, psychological, social, and occupational impacts and can be life-limiting.  AUD, similar to other addictions is characterized by a cluster of behavioral, cognitive, and physiological phenomena including a strong desire to take the drug, difficulties in controlling its use, persisting in its use despite harmful consequences, a higher priority given to drug use than to other activities and obligations, increased tolerance, and sometimes physical withdrawal.  AUD has no single cause and can be triggered by a variety of factors such as genetic predisposition, psychological trauma, sociological and environmental factors, among others.

The DSM-5-TR (Diagnostic and Statistical Manual of Mental Disorders, Fifth Edition) defines Alcohol Use Disorder (AUD) based on 11 criteria. The severity mild, moderate, or severe depends on how many criteria an individual meets within a 12-month period:

●	Mild AUD: 2-3 criteria met

●	Moderate AUD: 4-5 criteria met

●	Severe AUD: 6 or more criteria met

●	Importantly, the diagnosis of AUD in DSM-5-TR is independent of meeting any threshold for alcohol consumption. For many individuals, AUD is chronic, relapsing, and can be treatment resistant.

Before the publication of the fifth revision of the Diagnostic and Statistical Manual of Mental Disorders in 2013 (the “DSM-5”), AUD was separated into two categories, which can co-occur “alcohol dependence” and “alcohol abuse”. More broadly, overdrinking due to the inability to moderate drinking is called alcohol addiction and is often called “alcoholism”, sometimes pejoratively.

Limitations of Current AUD Therapies

The four FDA-approved medications for Alcohol Use Disorder (AUD) are built around an abstinence-based treatment model. They require patients to stop drinking before initiating therapy and typically must be combined with structured psychotherapy and social-support interventions to be effective. For many individuals, these requirements create substantial barriers to care. Achieving and maintaining abstinence often demands abrupt and disruptive lifestyle changes, which can carry significant physical, medical, occupational, and social consequences. Patients may feel unable to participate in family gatherings, work events, or social activities for fear of jeopardizing abstinence, and many experience the added burden of stigma associated with being labeled an “alcoholic.” These limitations contribute to low treatment uptake and highlight the need for therapeutic approaches that support harm reduction and meet patients where they are, rather than requiring complete abstinence as a precondition for care.

Significant side effects of current pharmacologic therapies include a broad spectrum of adverse effects such as nausea, vomiting, dizziness, abdominal pain, and clinically meaningful risks of hepatotoxicity, as well as mood disturbances, anxiety, irritability, and other psychiatric symptoms, These adverse effects contribute to poor adherence, early discontinuation, and reduced real-world effectiveness. In fact, according to peer reviewed studies referenced in The Sober Truth: Debunking the Bad Science Behind 12-Step Programs and the Rehab Industry, L. Dodes and Z. Dodes, 2014 by Dr. Lance Dodes, the former Director of the substance abuse treatment unit of Harvard’s McLean Hospital, 90% or more of patients that use current therapy solutions, such as Alcoholics Anonymous, do not achieve long-term abstinence.

There are four drugs approved by the FDA and marketed in the United States for the treatment of alcohol addiction, Antabuse® (disulfram) Vivitrol® (naltrexone), Revia® (naltrexone) and Campral® (acomprosate) and one drug, Selincro® (nalmefene) is marketed outside of the United States. All of the approved drugs, other than Selincro®, (which is approved only in Europe) require abstinence prior to commencing treatment with the drug, and all five drugs are known to have significant side effects.

Antabuse® (disulfiram) was approved for the treatment of alcohol dependence more than 50 years ago, making it the oldest pharmacologic therapy in this field. Disulfiram is an aversive therapy: it works by blocking aldehyde dehydrogenase, which prevents the normal metabolism of alcohol. When a patient drinks while taking Antabuse®, acetaldehyde rapidly accumulates, triggering a severe and highly unpleasant reaction. Symptoms can include flushing, throbbing headache, nausea, vomiting, chest pain, palpitations, hypotension, dyspnea, and marked anxiety. In some cases, reactions may be medically serious, with risks including cardiovascular collapse, arrhythmias, respiratory depression, and, rarely, death.

Because its therapeutic effect depends entirely on provoking this aversive reaction, Antabuse® requires complete abstinence before starting treatment and strict avoidance of alcohol during therapy. This abstinence-based approach can be difficult for many patients and does not address craving, motivation, or the underlying neurobiology of Alcohol Use Disorder. As a result, adherence is often poor, and the medication is not suitable for individuals who cannot maintain abstinence or who are seeking harm-reduction approaches rather than complete cessation.

Naltrexone is available as a once-daily pill (Revia®) and as a once-monthly injectable form (Vivitrol®) administered by a healthcare professional. Both forms are commonly associated with gastrointestinal side effects such as nausea and abdominal discomfort, and some patients also experience headaches, dizziness, and fatigue. In addition, Naltrexone has been linked to dose-related liver toxicity, and the oral formulation carries an FDA boxed warning for the risk of hepatocellular injury at higher doses. Vivitrol® is marketed by Alkermes for the treatment of AUD.

Campral®, (acamprosate) is an oral medication taken three times daily and is thought to stabilize chemical signaling in the brain that becomes dysregulated in chronic alcohol use and reduce post-acute withdrawal symptoms. Campral is not effective unless the patient has already stopped drinking, so it is also used strictly as an abstinence-maintenance therapy.

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

Our goal with AD04 is to develop a safe effective, and patient-centered treatment for Alcohol Use Disorder (AUD) that aligns with how people actually seek help. Unlike existing medications that require complete abstinence and are often associated with significant side effects, AD04 is being developed to support a harm-reduction approach helping patients meaningfully reduce heavy drinking and alcohol-related risks without mandating that they stop drinking altogether.

Our product candidate, AD04, is specifically designed for genotype positive individuals who want to regain control over their drinking but cannot, or do not wish to, pursue full abstinence. By removing the barriers associated with abstinence-based treatment and avoiding the tolerability issues that limit the use of current therapies, AD04 has the potential to reach the millions of people with AUD who remain untreated today. Unlike other therapies, our investigational product, AD04, uses a novel mechanism of action and incorporates a companion diagnostic genetic test to identify patients most likely to benefit. AD04 is intended to reduce craving and support sustained reductions in alcohol intake, without requiring detoxification or abstinence prior to or during treatment. It is orally administered, currently twice daily, with a once-daily formulation planned as part of lifecycle management and has demonstrated a favorable safety and tolerability profile with side effects similar to placebo.

The companion diagnostic genetic test used to identify patients most likely to benefit from AD04.

The companion diagnostic genetic test to be used to identify patients that are most likely to benefit from treatment with AD04 has the potential to meaningfully enhance treatment outcomes. It gives clinicians a structured, non-threatening way to begin conversations about alcohol use, an area that is often difficult for both patients and providers to address. For patients, the test would offer an acceptable and objective entry point into care, helping them determine whether they may be a good candidate for treatment. A positive result would provide a science-based rationale for their treatment, which can reduce stigma, validate the patient’s experience, and support engagement. It would also enable treatment to occur discreetly and confidently within the doctor–patient relationship, using a simple oral medication.

Strengths and Competitive Advantages

Large Market Opportunity for an Effective Solution

In the United States alone, the 2024 National Survey on Drug Use and Health (NSDUH) reported approximately 27.9 million people age 12 and older had AUD. Among those reporting AUD, 21.4% or 5.97M were classified as moderate and 19.2% or 5.35M were classified as Severe. Among the 27.9 million, only 2.5% or 697,000 people received medication for AUD treatment. Based on data from the ONWARD trial and Phase 2b trial of AD04, our initial focus, based on the comprehensive subgroup analysis will center on patients carrying the HTR3A rs1150226 AG genotype and the combined HTR3A/HTR3B variant pattern characterized by the presence of both the AG (HTR3A) and AC (HTR3B rs1176744) alleles. These biomarker-positive genotypes represent the populations most likely to benefit from AD04 based on prior clinical and mechanistic evidence.

At this time, we are not aware of any oral pharmaceutical treatment approved in the U.S. that addresses the needs of patients who desire to better control or limit their drinking but cannot or do not want to abstain completely from drinking. The current abstinence-based treatments have limitations, as outlined in the previous section “Limitations of Current AUD Therapies”. The limited side effects expected for our investigational new drug, based on clinical data so far, are also believed to be an important factor in the expected rapid uptake of AD04 in the market. Our approach, if approved by FDA, may allow for social drinking to continue and is aimed at reducing the dangerous, heavy drinking. This would allow patients to live the life they want without the stigma associated with complete abstention and currently endured by those seeking help for their excessive drinking.

Companion Genetic Bio-Marker Test Aimed at Identifying Patients Most Likely to Respond To Treatment, Potentially Results in Increased Use of AD04

We believe our AD04 and its companion diagnostic is unique in that it is designed to reduce heavy drinking in individuals with certain genotypes. We are pursuing a strategy that aims to integrate pre-treatment screening with the companion diagnostic genetic test into the drug label. This companion diagnostic testing approach may be a useful genetic screening tool to predict those most likely to respond to the drug.

As noted above, we believe that the companion diagnostic genetic test enables physicians to more easily have an initial conversation with their patients about alcohol use and, for the patient, provides a less threatening and obtrusive first step toward treatment because the conversation will include the topic of genetic testing and not be solely about behavior. Patients that then test positive for one of the targeted variants responsive to AD04 would be expected to be more likely to then receive a prescription for AD04 (based on an external quantitative market study of 156 primary care physicians and psychiatrists that was conducted by Ipsos-Insight LLC, who we commissioned, and that concluded a majority of genetically targeted patients currently receiving pharmacologic treatment would be switched to a drug with the characteristics expected for AD04).

Our Substantial Proprietary Intellectual Property Estate and Protection from Competition

We currently hold a worldwide, exclusive license to three (3) patent families that provide us with the ability to exclude potential competitors from practicing the claimed inventions, such as the use of ondansetron to treat any of the four (4) specified genotypes for AUD. Our licensed patent estate is expected to provide us with patent protection through 2031. Additionally, we have filed a new patent in 2025, which was recently published, and if granted, would extend the patent protection of AD04 to 2045. This patent is owned by Adial and not part of the licensed families. Ondansetron, the active ingredient in AD04, has never been approved in a low dosage near the AD04 dose of 0.33mg per tablet, and we believe our licensed patents will protect AD04 from any competitor that attempts to bring to market an ondansetron dose at or near the AD04 dose for treatment of patients having one or more of the four target genotypes.

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

Our Strategy for AD04 and Addiction Related Diseases and Disorders

We are developing pharmaceutical treatments for addictions, addictive disorders, and related diseases and disorders. Our business strategy is to advance AD04, our lead investigational drug candidate, toward regulatory approval for alcohol use disorder in the United States, the European Union, and then eventually other territories. We subsequently plan to develop label expansions into other indications (e.g., opioid use disorder, other drug addictions, obesity, smoking cessation, eating disorders, and anxiety).

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

Summarizing the findings, addiction specialists will order the genetic test for 50% to 100% of their AUD patients. If the genetic test is positive, addiction specialists will prescribe AD04. Addiction specialists are particularly interested in the Mechanism of Action (MOA) and how AD04 complements current products being used to treat AUD. The HDD endpoint validates the hypothesis about AD04 modulating cravings and impulsiveness. For heavy drinking AUD patients seen by addiction specialists, AD04 is likely to be used in conjunction with existing approved products as a first- line medication assisted treatment (MAT) to treat AUD. Because of its high tolerability and excellent safety profile, we believe AD04 is uniquely positioned to reduce alcohol consumption without requiring abstinence among the broader population including mild- and moderate- AUD, and patients that do not have an AUD diagnosis.

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

Regulators acknowledged the value of this post hoc work, which showed that patients with the AG+ genetic subtype began treatment averaging more than 17 heavy drinking days per month (17.23) and improved to fewer than 3 heavy drinking days per month (2.37) by study completion. This resulted in statistical significance difference for the AG+ group of p=0.031 and p=0.021 respectively in the Phase 2 and Phase 3 trials Importantly, the credible intervals generated by the independent, third-party statistical consulting group confirmed signals highly consistent with those identified in the original post hoc analysis.

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

Longer Term

Evidence from the primary qualitative market research suggests the product profile for AD04 will be received well by physician and payors. We will continue to develop plans to support future communications with physicians and payors as well as pre market commercialization planning for AD04

License with University of Virginia Patent Foundation

We have a worldwide, exclusive license from the University of Virginia Patent Foundation (d/b/a the Licensing & Venture Group) (“UVA LVG”), which is the licensing arm of the University of Virginia, to commercialize our investigational drug candidate, AD04, subject toFDA approval of the product, based upon three separate patent application families, with 90 issued patents in over 40 jurisdictions, including eight issued patents in the U.S. Our investigational agent has been used in several investigator-sponsored trials and we possess or have rights to use toxicology, pharmacokinetic and other preclinical and clinical data that support our landmark ONWARD Phase 3 clinical trial. Our licensed therapeutic agent was the product candidate used in the ONWARD Phase 3 clinical trial of 302 patients as well as a University of Virginia investigator sponsored Phase 2b clinical trial of 283 patients.

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

1.	U.S. Patent Number 8,697,361, issued 4/2017

“Serotonin Transporter Gene and Treatment of Alcoholism”

2.	U.S. Patent Number 10,533,226, filed issued 1/2020

“Serotonin Transporter Gene and Treatment of Alcoholism”

3.	U.S. Patent Number 8,753,815, issued 6/2014

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

4.	U.S. Patent Number 9,539,242, issued 1/2017

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

5.	U.S. Patent Number 10,603,307, issued 3/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

6.	U.S. Patent Number 11,116,753 issued 9/2021

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

7.	US Patent Number 11,324,723, issued 5/2022

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

8.	U.S. Patent Number 11,351,154, issued 7/2020

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

9.	U.S. Patent Number 11,905,562 issued 2/2024

“Serotonin Transporter Gene and Treatment of Substance Use Disorder including Opioid Use Disorder”

10.	U.S. Patent Number 12,150,931 issued 11/2024

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

11.	US Patent Number 11,957,664 issued 4/2024

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

12.	U.S. Patent Number 12,226,401 issued 2/2025

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

13.	U.S. Patent Number 12,221,654 issued 2/2025

“Serotonin transporter gene and treatment of opioid-related disorders”

14.	U.S. Patent Number 10,619,209 issued 4/2020

“Serotonin transporter gene and treatment of opioid-related disorders”

15.	US Patent Number 10,995,374 issued 5/2021

“Serotonin transporter gene and treatment of opioid-related disorders”

16.	US Patent Number 12,274,692 issued 4/2025

“Molecular genetic approach to treatment and diagnosis of alcohol and drug dependence”

Additionally, the UVA LVG License grants rights to data and know-how developed by the University of Virginia related to AD04, including, without limitation, to the data from the Phase 2b study described above.

As consideration for the rights granted in the license agreement, we are obligated to pay UVA LVG yearly license fees and milestone payments, and a royalty based on net sales of products covered by the patent-related rights set forth above. More specifically, upon commencement of the license we issued to UVA LVG Class A Units (which was equal to four percent (4%) of our equity on the date of issuance and was later converted into shares of common stock) as a license issue. We are obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii)a $20,000 milestone payments that was originally due upon dosing the first patient under a Phase 3 human clinical trial of a licensed product but has been paid in full, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product or the partnering of the licensed or sale of our company, which was paid in 2022 with completion of the ONWARD trial, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; and (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had we sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. The license agreement, as amended on October 21, 2013, and further amended on May 18, 2016, March 27, 2017, August 15, 2017, December 14, 2017, December 18, 2018, December 31, 2019, and October 21, 2024 sets forth specific diligence milestones completion deadlines including using commercially reasonable efforts to submit an NDA with the FDA for a Licensed Product by March 31, 2028 and commence commercialization of an FDA approved Licensed Product by March 31, 2029. As a result of our ongoing business and clinical development planning for AD04, we are approaching UVA LVG to extend the milestones referenced in our license agreement with UVA. The license agreement may be terminated by UVA LVG upon sixty (60) days written notice if we breach our material obligations thereunder, including failing to make any milestone, or failing to use commercially reasonable efforts to submit an NDA or commence commercialization within the date specified above, failing to make other required payments, or the failure to exercise diligence to bring licensed products to market. In the event of a termination, we will be obligated to pay all amounts that accrued prior to such termination. The license agreement also contains other customary clauses and terms as are common in similar agreements between industry and academia, including agreements to indemnify UVA LVG for any liabilities arising out of or related to the licensee’s exercise of its rights under the license agreement, making the license grant subject to the Bayh-Dole Act (35 U.S.C. 200 et seq.), the reservation of the licensor of the right to use the licensed intellectual property rights for its internal, non-commercial purposes, limitations/disclaimers of various warranties and representations, reporting and record-keeping requirements, and licensee liability insurance requirements.

The term of the license continues until the expiration, abandonment or invalidation of the licensed patents, and following any such expiration, abandonment or invalidation will continue in perpetuity on a royalty-free, fully paid basis.

The UVA LVG currently has a policy under which up to 35% of the payments made to the UVA LVG under a license may be distributed to inventor of the licensed technology, therefor our former Chief Medical Officer in his capacity as inventor of the patents licensed by us from the UVA LVG may be eligible to receive such payments from the UVA LVG.

Adial Owned Published Patent Applications

In July of 2025, Adial, through its company represented patent counsel filed an update to the provisional new patent application which was filed in July 2024.  The PCT patent application is a wholly owned patent of Adial Pharmaceuticals.  The new patent application and its expected approval will extend protection of the core assets of Adial to at least 2045 once granted.  The implications of this patent greatly enhance the value of AD04 by extending the commercial exclusivity of AD04’s revenue far into the future once approved.

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

Protection from a Competitor Launching a Generic Version of AD04.

We believe that we have licensed the patent protection necessary to protect us against the launch by a competitor of a generic version of AD04. The label being sought for AD04 will be the use of AD04 (i.e., ondansetron) for the treatment of patients that are positive for the specified genetic markers.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug or biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If preliminary evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug or biologic. In a recent article, published on February 19, 2026 in The New England Journal of Medicine, the FDA leadership has outlined a shift in the agency’s default evidentiary posture under which, where scientifically appropriate, approval may be supported by one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and control. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $4.6 million for fiscal year 2026 (although a waiver is possible in certain cases), and the manufacturer and/or sponsor under an approved new drug application are also subject to a program fee set at more than $442,000 for fiscal year 2026. These fees are typically increased annually.

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

The FDA may also refer applications for novel drug or biologic products, or drug or biologic products that present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation on questions raised by an application, including whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA may inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice (“cGMP”) is satisfactory and the NDA contains data that provide substantial evidence that the drug or biologic is safe and effective in the indication studied.

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

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. We believe AD04 may qualify for one or more of these programs and intend to pursue one or more of them as part of our strategy to expedite the approval of AD04 for marketing.

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

Companion diagnostics and complementary diagnostics

We believe that the success of our product candidates may depend, in part, on the development and commercialization of either a companion diagnostic or complementary diagnostic. Companion diagnostics and complementary diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics and complementary diagnostics are regulated as medical devices by the FDA and, as such, require either clearance or approval prior to commercialization. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires Premarket Approval Application, or PMA, approval or is cleared through the 510(k) premarket notification process. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product. This is also true for a complementary diagnostic, although it is not a prerequisite for receiving the therapeutic product approval. Currently, we intend to submit a 505(b)(2) new drug application to the FDA for AD04.  We have interacted primarily with the FDA’s Center for Drug Evaluation and Research, in consultation with the agency’s Center for Devices and Radiological Health (“CDRH”). We expect to need approval of a PMA or a 510(k) from CDRH for the companion diagnostics to be used with the drug product and this approval process will take place after approval of the therapeutic product. The necessary information required for the completion of the companion diagnostic PMA or 510K submission to CDRH will be part of the clinical development program for AD04 and will also require a MDUFA (Medical Device User Fee Amendments) fee. As of 2026 the fee for submission of the PMA is $579,272 and the fee for a 510K is $26,067. These fees are typically increased annually.

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

Data Privacy

We are subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal information. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. Certain privacy and data protection laws, such as the HIPAA and the California Consumer Privacy Act (“CCPA”), may not apply to us directly at this time, but those laws may apply to the investigators, health care professionals, third party payors, and business partners with whom we have relationships and so may apply to our processing of personal information that we receive from or share with such third parties. We may also engage service providers, such as contract research organizations, to process personal information on our behalf. We cannot ensure that all our contractors, vendors, licensees, business partners or collaborators will comply with all applicable privacy and data protection laws and regulations. The failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.

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

Pricing and Reimbursement

In both the U.S. and foreign markets, the ability to successfully commercialize product candidates that have obtained regulatory approval by the FDA or other governmental authorities depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the U.S., governmental payors such as Medicare and Medicaid, managed care organizations, and private commercial health insurers. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”). Private payors tend to follow CMS to a substantial degree. However, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

In addition, direct or indirect governmental price regulation may affect the prices that we may charge for product candidates. For example, in the United States and some foreign jurisdictions, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect the pharmaceutical industry, including the Patient Protection and Affordable Care Act of 2010 (the “ACA”) and the Inflation Reduction Act of 2022 (the “IR Act”). We anticipate that in the U.S., Congress, state legislatures, and private sector entities will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs.

Healthcare Reform

In the United States, there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.

For example, several healthcare reform initiatives culminated in the enactment of the IR Act in August 2022, which, among other things, requires the U.S. Department of Health and Human Services (the “HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IR Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IR Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IR Act may be subject to various penalties, including civil monetary penalties. These provisions have been, and may continue to be, subject to legal challenges. It is unclear what policies will be advanced with respect to IR Act implementation and other drug pricing proposals.

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

In addition, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs HHS to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rule making plan to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing. It is unclear to what extent additional statutory, regulatory, and administrative initiatives will be enacted and implemented.

The full impact of the IR Act and MACRA, as well as other laws, executive orders and reform measures that may be proposed and adopted in the future, remains uncertain, but may continue the downward pressure on medical device pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs, which could have a material adverse effect on our business operations. Regulatory changes related to healthcare reform could have a significant impact on important aspects of our business including medical device and drug pricing, Medicare payment reductions or policy changes that result in reduced payments, or increased burdens or operating costs.

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

Implications of Being a Smaller Reporting Company

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

Purnovate, LLC, was our wholly owned subsidiary, formed as a Virginia limited liability company in April 2019. Purnovate, LLC converted from a Virginia limited liability company into a Virginia corporation on January 18, 2021, and reincorporated in Delaware on January 26, 2021 by merging the Virginia corporation with and into Purnovate, Inc., a Delaware corporation that was incorporated on January 20, 2021 and was a wholly owned subsidiary of ours. The assets and business of Purnovate were sold in 2023. In January 2025, our board of directors approved the merger of Purnovate into Adial. This merger was completed during the third quarter of 2025.

Our principal executive offices are located at 4870 Sadler Rd, Suite 300, Glen Allen VA 23060, and our telephone number is (804) 487-8196. Our website address is adial.com. Information contained in our website does not form part of this Annual Report on Form 10-K and is intended for informational purposes only. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is sec.gov.

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

Human Capital/Employees

As of the date of filing this Annual Report on Form 10-K, we have six employees, of which five are full-time employees, and one is a consultant. Our Chief Medical Officer is a consultant that devotes approximately 50% of her working time to providing services to us. None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

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

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of December 31, 2025, we had an accumulated deficit of approximately $90 million and for the year ended December 31, 2025 we had a net loss of approximately $8.0 million.

We expect our research and development expenses to increase as we continue our clinical development program in the US. Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2027 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2025, we incurred a net loss of approximately $8 million and used cash in operations of approximately $6.5 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is substantial doubt about our ability to continue as a going concern.

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

Our cash and cash equivalents at the date of filing this Annual Report on Form 10-K are not expected to be sufficient to fund our operations for the next twelve months. Given current expectations, we will require additional financing as we continue to execute our business strategy. Though we have recently received total net proceeds of approximately $8.5 million from equity sales and warrant exercise fees, we have determined to use these additional funds to accelerate our development of AD04. Moreover, we will require additional funds in order to continue operations and for additional clinical trials of AD04, if needed, as well as any additional clinical trials or other development of any products we may acquire or license. Our liquidity may be negatively impacted as a result of a research and development cost increases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through grant funding and/or corporate collaboration and licensing arrangements. There can be no assurance that the new administration in the United States will devote significant funds to grants or that any grant money will be available to us. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We are in discussions with potential partners that could fund a Phase 3 clinical program and/or commercialization of AD04 and have entered into a collaboration framework agreement for commercialization of ADO4 in Europe, assuming a successful regulatory outcome; however, there can be no assurance that we will be successful in entering into a definitive agreement with Molteni or attracting other partners. If we raise additional funds through collaboration and licensing arrangements with third parties or third parties obtain commercialization rights, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Even if we enter into a definitive agreement with Molteni or any other partner or collaborator, there can be no assurance that we will receive any royalty or milestone payments from our potential collaboration with Molteni or any other partner or collaborator. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

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

In the past we have identified material weaknesses in our internal controls, and we cannot provide assurances that additional material weaknesses will not occur in the future.

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

In the past we have identified material weaknesses in our internal control over financial reporting, which have recently been remediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses that were recently remediated include (i) lack of formal risk assessment under COSO framework (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls, and (vi) insufficient segregation of duties.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm has not been required to audit the effectiveness of our internal control over financial reporting since we were, until December 31, 2023, an “emerging growth company” as defined in the JOBS Act and are now a smaller reporting company with annual revenue under $100 million and public float under $700 million. However, if we meet other requirements, our independent registered public accounting firm may be required to issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

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

Our business and future success depends upon our ability to obtain regulatory approval of and then successfully commercialize our lead investigational product candidate, AD04 and other product candidates. AD04 is in clinical stage development. AD04 currently, as well as any potential future product candidates, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. To date, our main focus and the investment of a significant portion of our efforts and financial resources has been in the development of our lead investigational product candidate, AD04, for which we recently completed the ONWARD Phase 3 clinical trial with 302 patients in Scandinavia and Central and Eastern Europe, which targets the reduction of risk drinking (heavy drinking of alcohol) in subjects that possess selected genetics of the serotonin transporter and/or 5-HT3 receptor gene. We currently plan to conduct two additional Phase 3 clinical trials, as historically expected by FDA, as well as one or more supportive clinical studies to gain approval in either the U.S. or outside the US for AUD and additional development activity, including, without limitation, clinical trials, in order to seek approval for the use of AD04 to treat any other indications (e.g., such as opioid use disorder, gambling addiction, smoking cessation, and other drug addictions). In a recent article, published on February 19, 2026 in The New England Journal of Medicine, the FDA leadership has outlined a shift in the agency’s default evidentiary posture under which, where scientifically appropriate, approval may be supported by one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials. Hence, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04. Even though we are pursuing a registration pathway based on specific FDA input and guidance and the EMA precedents and guidance, there are many uncertainties known and unknown that may affect the outcome of the trial. These include adequate patient enrollment, adequate supply of our product candidate, potential changes in the regulatory landscape, and the results of the trial being successful. In addition, because AD04 is our most advanced product candidate and there is limited history information on long-term effects of our proposed dosage, there is always a chance of developmental delays or regulatory issues or other problems arising, with our development plans and depending on their magnitude, our business could be significantly harmed. In any case, the costs associated with completion of any additional Phase 3 trials, commercialization of AD04, and the costs of developing AD04 for use in other indications are significant and will require obtaining funding, possibly through equity sales, before AD04 generates revenue.

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

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. Any pandemic will likely have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. We expect the same will be true for any other pandemic. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

As a result of the above clinical trials, Adial will have to conduct additional clinical trials to meet US and global regulatory requirements for approval, and no assurance can be given that the results of any additional trials will provide support for commercialization of AD04.

The FDA and/or other global regulators may not accept our planned Phase 3 endpoints for final approval of AD04 and may determine additional clinical trials are required for approval of AD04.

The FDA has indicated to us at the July 2025 EOP2 meeting that a comparison of the percent of patients with no heavy drinking days in the last two months of a six month clinical trial between the drug and placebo groups will be a satisfactory endpoint for determination of a successful Phase 3 trial of AD04. In February 2025, the FDA Center for Drug Evaluation and Research (CDER) published a qualifying tool to support the development of treatments for alcohol use disorder. This new tool is based on a two-level reduction in risk drinking level of alcohol consumption and was validated as a clinically meaningful endpoint. The new endpoint provides an option for researchers and drug developers alongside abstinence and no heavy drinking days. With this qualification, investigators can now determine if their proposed treatment works as they expect based on whether it reduced risk drinking level (RDL). The new tool is alongside the draft guidance Alcoholism: Developing Drugs for Treatment Guidance for Industry dated February 2015 indicating this endpoint for the development of drugs for AUD. Similarly, the EMA has in the past accepted the co-primary endpoints of reduction from baseline in days of heavy drinking and reduction total grams of alcohol consumed per month and has published the Guideline on the development of medicinal products for the treatment of alcohol dependence, . Despite these developments we, however, can offer no assurance that the FDA or EMA will approve our primary endpoints, that we can achieve success at any endpoints they do approve, or that these potential benefits will subsequently be realized.

We will incur additional costs and our approvals could be delayed if the FDA or other global regulators requires additional clinical trials in patients that are negative for the genotypes targeted by AD04. In addition, clinical trials conducted with only genotype positive subjects will likely result in labeling restricted to treating patients that are genotype positive.

Although the FDA has indicated that it sees little evidence of positive effects for the use of AD04 in subjects that are negative for the genotypes targeted by AD04, the FDA has indicated that some research in this area may be required prior to approval of AD04 for AUD within the marker negative population. We believe data in genotype negative patients will be needed to satisfy FDA requirements, and necessary for approval of the genetic test with CDRH. Our current planning assumption is to conduct one Phase 3 trial with an adaptive enrichment trial design, one subsequent confirmatory Phase 3 trial and one open label extension safety study. These assumptions may change based on the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials ongoing discussions with regulatory authorities, and final trial designs and results. It is possible that we may conduct only one additional Phase 3 clinical trial of AD04. We expect the label for AD04 to be restricted. If the results of such studies are not positive for AD04, it may result in AD04 not being approved.

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

In November 2025, the FDA published a CDx reclassification order proposing that nucleic-acid based test systems, e.g. PCR and NGS tests should be reclassified to Class II (rather than Class III) and these tests can leverage a 510(k) regulatory pathway (less burdensome regulatory pathway than a DeNovo or PMA). The FDA has requested comments on these reclassification orders. While these orders, if approved, could streamline the regulatory burden and impact on the genetic test development, there are no guarantees that these orders will be approved or even approved as proposed and could change in the future.

Our product candidate will require extensive clinical and other testing.

Our product candidate will require extensive clinical and other testing. Although our product candidate has completed a 283-patient Phase 2 clinical trial and has also completed an initial 302-patient Phase 3 clinical trial, we anticipate completing two additional Phase 3 clinical trials in order to obtain regulatory approval and therefore cannot predict with any certainty if or when we might submit an application for regulatory approval for any of our product candidates or whether any such application will be accepted for review by the FDA or other global regulators, or whether any application will be approved upon review. Given the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04.

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

We currently plan to conduct two, additional Phase 3 clinical trials in order to obtain regulatory approval and therefore our inability to locate and continue to enroll a sufficient number of eligible patients in any future clinical trials would result in significant delays or may require us to abandon one or more clinical trials. Given the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04. Retention of subjects in clinical trials related to AUD can be challenging relative to trials in some other indications due to the nature of the target population. Our ability to enroll patients in trials is affected by many factors out of our control including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the prevalence and successful recruiting of patients that are genotype positive, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Due to the use of a biomarker to determine enrollment in our current and planned Phase 3 clinical trials, we will have a limited population of patients to draw from for our Phase 3 clinical trials.

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

We cannot assure you that we will receive the approvals necessary to commercialize AD04 or any future product candidates we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA, demonstrating that the product candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including preclinical studies, as well as clinical trials. We plan to conduct two additional Phase 3 clinical trials of AD04 for the treatment of AUD; however, given the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the approval process.

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

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. As we advance AD04 or any future product candidates we expect that our expenses will increase when we commence the two planned Phase 3 clinical trials of AD04 for the treatment of AUD. Given the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04, which would significantly decrease the additional expenses that we would incur in connection with such clinical trials. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, current medical strategies and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of product candidates including AD04, will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

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

We currently have no sales, marketing or distribution capabilities, including, without limitation, capabilities to market AD04 or its companion genetic test. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products, if approved. Our future success depends, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the products under development and such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that our collaborators will have effective sales forces. The collaboration framework agreement that we entered into with Molteni is subject to execution of a definitive agreement and Molteni has no obligation to enter into such definitive agreement and even if such a definitive agreement is entered into there can be no assurance given that Molteni will be able to successfully commercialize ADO4 in Europe. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties over whom we have no control, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to successfully market and sell our products in the United States or overseas on our own.

We may not be successful in establishing and maintaining strategic partnerships or collaborations, which could adversely affect our ability to develop and commercialize products.

We have recently entered into a strategic collaboration framework agreement for a proposed partnership to commercialize ADO4 in Europe and may seek to enter into strategic partnerships in the future, including alliances with other biotechnology or pharmaceutical companies, to enhance and accelerate the development and commercialization of our products, such as a third party drug development company. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex and can be costly. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy or return on investment. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

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

Our ability to reach a definitive agreement for a collaboration with any strategic partner will depend generally, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of our technologies, product candidates, and market opportunities. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and could determine that such other collaboration is more attractive than a collaboration with us for our product candidate. Similar risks exist with respect to any joint ventures we may pursue, as well as risks and uncertainties related to the costs, time, and other resources required to manage and gain the benefit of any such joint venture, and any potential liabilities we may incur in connection with a joint venture.

No assurance can be given that a definitive agreement to implement the terms set forth in the collaboration framework agreement will be executed with Molteni.

The collaboration framework agreement that we entered into with Molteni is subject to execution of a definitive agreement and Molteni has no obligation to enter into such definitive agreement to establish the proposed partnership with us. Even if such a definitive agreement is entered into, there can be no assurance given that ADO4 will successfully progress through clinical development and commercialization in Europe, that Molteni will be able to successfully commercialize ADO4 in Europe or that we will receive any royalties or milestone payments as a result of the proposed partnership. If we enter into the definitive agreement with Molteni, we will be solely dependent upon Molteni to commercialize ADO4 in Europe.

To the extent we elect to enter into licensing or collaboration agreements to partner AD04 or any future product candidates, our dependence on such relationships may adversely affect our business.

Our commercialization strategy for certain product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and/or potential commercialization of these investigational product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs. Our collaborators could delay or terminate their agreements, and our product candidates subject to collaborative arrangements may never be successfully developed or commercialized.

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

We intend to rely on a combination of common law copyright, patent, trademark, and trade secret laws and measures to protect our proprietary information. We have licensed patents to protect certain of our proprietary intellectual property and have obtained exclusive rights to license certain of the technology for which patent protection has been obtained; however, such protection does not prevent unauthorized use of such technology. Our licensed patent estate is expected to provide us with patent protection through 2031. Additionally, we have filed a new patent in 2025, which was recently published, and if granted, would extend the patent protection of AD04 to 2045. This patent is owned by Adial and not part of the licensed families. Trademark and copyright protections may be limited, and enforcement could be too costly to be effective. It may also be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, our proprietary information without authorization, including, but not limited to, product design, software, customer and prospective customer lists, trade secrets, copyrights, patents and other proprietary rights and materials. Other parties can use and register confusingly similar business, product and service names, as well as domain names, which could divert customers, resulting in a material adverse effect on our business, operating results and financial condition.

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

Use of our product candidate will require pre-treatment screening. Our strategy for AD04 aims to integrate pre-treatment screening into the drug label, effectively creating a patient-specific or “precision” treatment into one integrated therapeutic offering. Our ability to generate revenue will depend upon the availability of adequate coverage and reimbursement for our tests from third-party payors, including government insurance programs such as Medicare and Medicaid, private insurance plans, health maintenance organizations, managed care programs and other health care related organizations, who are increasingly challenging the price of medical products and services. Health care providers that order diagnostic services generally expect that those diagnostic services are covered and reimbursed by third-party payors for all or part of the costs and fees associated with the diagnostic tests they order. If such diagnostic tests are not covered and reimbursed then their patients may be responsible for the entire cost of the test, which can be substantial. Therefore, health care providers generally do not order tests that are not covered and reimbursed by third-party payors in order to avoid subjecting their patients to such financial liability.

The existence of adequate coverage and reimbursement for the procedures performed by us by government and private insurance plans is central to the acceptance of our product candidate. During the past several years, third-party payors have undertaken cost-containment initiatives including different payment methods, monitoring health care expenditures, and anti-fraud initiatives. In addition, CMS, which is the principal decision maker with respect to the reimbursement for new products and administers the Medicare program, has taken the position that the algorithm portion of multi-analyst algorithmic assays (“MAAAs”), is not a clinical laboratory test and is therefore not reimbursable under the Medicare program. Although this position is only applicable to tests with a CMS determined national payment amount, it is possible that the local MACs, who make coverage and payment determinations for tests such as ours may adopt this policy and reduce payment for such test. If that were to happen, reimbursement for our pre-screening tests would be uncertain. We may not be able to achieve or maintain profitability if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Further, many private payors use coverage decisions and payment amounts determined by CMS as guidelines in setting their coverage and reimbursement policies. Future action by CMS or other government agencies may diminish payments to clinical laboratories, physicians, outpatient centers and/or hospitals. Those private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for us and coverage and the amount of reimbursement under those polices is uncertain. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for MyPRS® or may make no payment at all. As the portion of the U.S. population over the age of 65 and eligible for Medicare continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. Furthermore, the health care industry in the United States has experienced a general trend toward cost containment as government and private insurers seek to control health care costs through various mechanisms, including imposing limitations on payment rates and negotiating reduced contract rates with service providers, among other things. Even if favorable coverage and reimbursement status is attained for our tests, less favorable coverage policies and reimbursement rates may be implemented in the future. Therefore, we cannot be certain that our services will be reimbursed at a level that is sufficient to meet our costs.

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

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire additional qualified personnel. As our clinical, regulatory, and business planning is finalized, we may need to hire additional qualified personnel with expertise in clinical research, government regulation, formulation and manufacturing, sales and marketing and accounting and financing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success. If we are unable to manage our growth effectively, our business would be harmed.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Healthcare reform measures could hinder or prevent the commercial success of our product candidates.

Existing regulatory policies may change, and additional government regulations may be enacted that could affect pricing and third-party payment for our product candidates, if approved, which could negatively affect our business, financial condition and prospects. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, several healthcare reform initiatives culminated in the enactment of the IR Act in 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IR Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IR Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IR Act may be subject to various penalties, including civil monetary penalties.

These provisions have been, and may continue to be, subject to legal challenges. Although full economic effect of the IR Act on our business and the pharmaceutical industry in general is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also reduce our profitability. We expect pricing pressures will continue globally.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, which include the FDA and CMS, and related agencies. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers MFN price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of MFN pricing initiatives.

At the state level, legislatures are increasingly enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

A shutdown of the U.S. federal government may adversely affect our business.

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

We have in the past and may in the future apply for government grants to support some of our research and development activities for our product candidates. A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to obtain such funding. If we do not obtain the grants we applied for or other grants, we will need to obtain financing from other sources. Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

If the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks Related to Our Securities and Investing in Our Securities

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

On March 5, 2025, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Staff”) notifying us that for the preceding 30 consecutive business days (January 17, 2025 through March 4, 2025), our common stock did not maintain the a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on The Nasdaq Capital Market under the symbol “ADIL.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until September 1, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance could be achieved without further action if the closing bid price of our common stock were at or above $1.00 for a minimum of ten consecutive business days (or longer at the discretion of Nasdaq) at any time during the 180-day compliance period, in which case Nasdaq would notify us if it determines it is in compliance and the matter will be closed; however Nasdaq could require the closing bid price to equal or to exceed the Minimum Bid Price Requirement for more than 10 consecutive business days before determining that a company complies. The letter further stated that if, however, we did not achieve compliance with the Minimum Bid Price Requirement by September 1, 2025, we may be eligible for additional time to comply.

On May 23, 2025, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) ( “Rule 5550(b)(1)”) because our stockholders’ equity of $2,126,662 as of March 31, 2025, as reported in our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025, was below the minimum requirement of $2,500,000. The letter also stated that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) and Rule 5550(b)(3), the alternative quantitative standards for continued listing on the Nasdaq Capital Market, because we did not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal year.

On July 10, 2025, we filed a Current Report on Form 8-K with the SEC that stated that as of the date of such Form 8-K, we believed that we had regained compliance with the Nasdaq stockholders’ equity requirements as a result of the closing of the June 2025 Offering and the related issuance of securities in such offering. On July 14, 2025, Nasdaq issued us a conditional compliance with Rule 5550(b)(1).

As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, at September 30, 2025, our stockholders’ equity of $4.5 million was above the Nasdaq minimum requirement of $2.5 million.

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

On February 5, 2026, we effected the 1-for-25 Reverse Stock Split. On February 23, 2026, we received a letter from Nasdaq stating that the closing bid price of our common stock was at $1.00 or greater for the last 10 consecutive business days. Accordingly, we regained compliance with the Minimum Bid Price Requirement and the matter was closed.

If our common stock should again fall below $1.00 for 30 consecutive trading days, we will be limited in the action we can take to regain compliance with the Nasdaq rules. Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Minimum Bid Price Requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the Minimum Bid Price Requirement prior to February 5, 2027, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination. Further, the Nasdaq rule provides that a company will not be considered to have regained compliance with the Minimum Bid Price Requirement if the company takes an action to achieve compliance (such as a reverse split) and that action results in the Company’s security falling below the numeric threshold for another listing requirement.

The Nasdaq has recently proposed a new rule change to (i) adopt Listing Rules 5450(a)(3) and 5550(a)(6) to require issuers listed on the Nasdaq Global and Capital Markets, respectively, to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Panel’s discretion (collectively, the “Proposed $5 Million MVLS Rule”). As of the date of the filing of this Annual Report the market value of our listed securities is less than $5 million.

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

At December 31, 2025, we had outstanding (i) warrants to purchase 1,240,480 shares of common stock outstanding with a weighted average exercise price of $19.25, and (ii) options to purchase 47,220 shares of common stock at a weighted average exercise price of $151.15 per share. In addition, the issuance of 216,960 shares of common stock has been held in abeyance subject to a beneficial ownership limitation provision in certain warrants, such that these shares are not included in the number of shares of common stock outstanding but may become outstanding upon the election of the holder of such warrants. The issuance of the shares of common stock underlying the options and warrants or the shares held in abeyance will have a dilutive effect on the percentage ownership held by existing holders of our common stock.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 4, 2026, the reported low sale price of our common stock was $1.90, the reported high sale price was $2.28 and closing price of our common stock was $1.99 while on December 31, 2025 the closing price of our common stock was $5.50. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

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

Holders of Common Stock

As of March 4, 2026, there were an estimated 85 holders of record of our common stock. A certain amount of the shares of common stock are held in street name and may, therefore, be held by additional beneficial owners. This number does not include beneficial owners from whom shares are held by nominees in street name.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2025 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2025.

Equity Compensation Plan Information

On October 9, 2017, we adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 equity incentive plan”); which became effective on July 31, 2018. The following table provides information, as of December 31, 2025 with respect to options outstanding under our 2017 equity incentive plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	47,104	$142.40	144,075
Equity compensation plans not approved by security holders	–	NA	NA
Total	47,104	$142.40	144,075

*	Excludes 116 options issued prior to adoption of the 2017 equity incentive plan and 8,821 shares of common stock issued under the 2017 equity incentive plan.

2017 Equity Incentive Plan

As stated above, on October 9, 2017, we adopted the 2017 equity incentive plan, which became effective on July 31, 2018. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2017 equity incentive plan was 2,800 shares, which has since been increased to 80,000 at our 2024 Annual Stockholders Meeting and to 200,000 shares at our 2025 Annual Stockholders Meeting. As of the date of this filing, we have issued options to purchase an aggregate 47,104 shares of our common stock and have issued 8,821 shares of common stock under the 2017 equity incentive plan, leaving up to 144,075 shares issuable under the 2017 equity incentive plan.

The principal provisions of the 2017 equity incentive plan are summarized below.

Administration

The 2017 equity incentive plan generally is administered by our Compensation Committee, which has been appointed by the board of directors to administer the 2017 equity incentive plan. The Compensation Committee has full authority to establish rules and regulations for the proper administration of the 2017 equity incentive plan, to select the employees, directors and consultants to whom awards are granted, and to set the date of grant, the type of award and the other terms and conditions of the awards, consistent with the terms of the 2017 equity incentive plan.

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

On February 5, 2026, we effected the Reverse Stock Split of our outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. We have retrospectively adjusted all references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in the following discussion to reflect the effect of the reverse stock split.

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

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of filing this Annual Report on Form 10-K, we have funded our operations primarily through the private and public placements of debt, equity securities, and an equity line.

Our current cash and cash equivalents are not expected to be sufficient for the planned Phase 3 clinical trials or to fund operations for the twelve months from the date of filing the Annual Report on Form 10-K, based our current projections, and in fact are only expected to be sufficient to fund operations into the second half of 2026.

We have incurred net losses in each year since our inception, including net losses of approximately $8 million and $13.2 million for the years ended December 31, 2025 and 2024. We had accumulated deficits of approximately $90 and $82 million as of December 31, 2025 and 2024, respectively. Our operating losses resulted from costs incurred in continuing operations, including costs in connection with our continuing research and development programs, from general and administrative costs associated with our operations, and from financing costs.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AD04, which we expect will take a number of years and is subject to significant uncertainty. We do not believe our current cash and equivalents will be sufficient to fund our operations for the next twelve months from the filing of these financial statements.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to continue to develop AD04.

Clinical Trials — Research and Development Schedule

AD04 — Clinical Development Strategy — Conduct two additional Phase 3 clinical trials

The clinical development plan for AD04 is based on the regulatory feedback received in the meetings that took place in the third quarter of 2025 and our current planning assumptions are that we will need to conduct two additional Phase 3 trials with AD04, where the first trial will be an adaptive design comparing active AD04 to placebo and the second trial is a more traditional placebo controlled trial. This is expected to support potential approval in the shortest time frame possible as well as improve the probability of regulatory authority acceptance and approval in the US and Europe. The new clinical development plan includes both the US and EU endpoints and will be designed to satisfy both US and EU AD04 submission requirements. In a recent article, published on February 19, 2026 in The New England Journal of Medicine, the FDA leadership has outlined a shift in the agency’s default evidentiary posture under which, where scientifically appropriate, approval may be supported by one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials. Hence, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04. Confirmation of the clinical development plan and pathway is currently being conducted by Adial’s clinical development and regulatory advisors.

2025 Financing Developments

May 2025 Warrant Inducement Transaction

On May 2, 2025, we entered into a warrant inducement agreement (the “May 2025 Inducement Agreement”) with an existing healthcare-focused institutional investor of ours (the “Holder”) for the immediate exercise of existing Series B Warrants to purchase 56,737 shares of our common stock and Series C Warrants, and together with the Series B Warrants (the “Existing Warrants”) to purchase 92,000 shares of our common stock at a reduced exercise price of $18.50 per share for net proceeds of approximately $2.2 million. In consideration for the immediate exercise in full of the Existing Warrants, the Holder received, in a private placement, new unregistered (i) Series B-1 warrants to purchase up to 99,290 shares of common stock(the “Series B-1 Warrants”), and (ii) Series C-1 Warrants to purchase up to 161,000 shares of common stock (the “Series C-1 Warrants”), and together with the Series B-1 Warrants the “May 2025 Warrants”). Upon issuance the May 2025 Warrants had an exercise price of $18.50 per share and were exercisable upon stockholder approval, which approval was obtained on August 1, 2025. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants will expire eighteen months from the date of such approval. The warrant inducement transaction closed on May 5, 2025.

In addition, we issued to a former placement agent’s designees tail fee warrants, consisting of Placement Agent Series B-1 Common Stock Purchase Warrants and Placement Agent Series C-1 Common Stock Purchase Warrants, to purchase up to an aggregate of 8,924 shares of common stock, which tail fee warrants have the same terms as the May 2025 Warrants, except that they have an exercise price of $23.125 per share.

June 2025 Best Efforts Offering and Warrant Amendment

On June 17, 2025, we entered into an amendment agreement (the “Warrant Amendment”) with the Holder, pursuant to which we agreed (i) to amend the May 2025 Warrants to reduce the exercise price of the May 2025 Warrants to $8.75 per share, (ii) to amend the May 2025 Warrants to modify the termination date thereof to (x) June 17, 2030 for the Series B-1 Warrants and (y) December 17, 2026 for the Series C-1 Warrants, and (iii) to amend the May 2025 Inducement Agreement, to provide that we would hold a special meeting of stockholders at the earliest practicable date, but in no event later than one hundred twenty (120) days after the closing date, of the June 2025 Offering (as defined below) for the purpose of obtaining Stockholder Approval (as defined in the May 2025 Inducement Agreement).

On June 18, 2025, we consummated a best efforts offering (the “June 2025 Offering”) of (i) 213,648 shares of our common stock (the “June 2025 Shares”), (ii) pre-funded warrants (the “June 2025 Pre-Funded Warrants”) to purchase up to an aggregate of 230,352 shares of our common stock (the “the June 2025 Pre-Funded Warrant Shares”), (iii) Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 444,000 shares of our common stock (the “Series D Warrant Shares”), (iv) Series E warrants (the “Series E Warrants” and, together with the Series D Warrants, the “June 2025 Warrants”) to purchase up to an aggregate of 333,000 shares of common stock (the “Series E Warrant Shares” and, together with the Series D Warrant Shares, the “June 2025 Warrant Shares”). Each June 2025 Share or June 2025 Pre-Funded Warrant was sold together with one Series D Warrant and one Series E Warrant. The combined public offering price for each Share and accompanying June 2025 Warrants was $8.1275. The combined public offering price for each Pre-Funded Warrant and accompanying June 2025 Warrants was $8.1025. The aggregate net proceeds from the June 2025 Offering was approximately $3.0 million.

Each June 2025 Pre-Funded Warrant was immediately exercisable for one June 2025 Pre-Funded Warrant Share at an exercise price of $0.025 per share and will remain exercisable until such June 2025 Pre-Funded Warrant is exercised in full. The June 2025 Warrants have an exercise price of $8.75 per June 2025 Warrant Share and became exercisable beginning on the effective date of stockholder approval of the issuance of the June 2025 Warrant Shares, which approval was obtained on August 1, 2025. The Series D Warrants will expire on the 5-year anniversary of the date of such approval and the Series E Warrants will expire on the 18-month anniversary of the date of such approval. As of December 31, 2025, all of the June 2025 Pre-Funded Warrants have been exercised.

A.G.P. At the Market Offering

On August 1, 2025, we, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners ( “AGP”) providing for the sale by us of our shares of common stock, from time to time, through the ATM, with certain limitations on the amount of common stock that may be offered and sold by us. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that we will pay AGP commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. AGP is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM. During the three and twelve months ended December 31, 2025, we sold 10,619 and 80,839 shares of common stock, respectively under the ATM and received net proceeds of approximately $104 thousand and $531 thousand, respectively, after fees and expenses. After the year ended December 31, 2025 through March 3, 2026, we sold 100,000 shares of common stock under the ATM and received net proceeds of approximately $229,000.

November 2025 Warrant Inducement Transaction

On November 25, 2025, we entered into a warrant inducement agreement (the “November Inducement Agreement”) with a certain holder for the immediate exercise of existing Series C-1 Warrants to purchase 161,000 shares of our common stock and Series E Warrants to purchase 207,627 shares of our common stock at a reduced exercise price of $7.75 in exchange for warrants to purchase up to 552,940 shares of common stock (the “Series F Warrants”). The Series F Warrants have an exercise price of $7.75 and will be exercisable upon stockholder approval, which approval has not yet been obtained. We were unable to hold our planned special meeting of stockholders and vote upon a proposal to allow for the full exercise of the Series F Warrants due to lack of quorum. The Series F Warrants expire (24) months from the date of such approval. The aggregate net proceeds from the transactions contemplated by the November Inducement Agreement were approximately $2.6 million. As of December 31, 2025, the issuance of 216,960 shares of common stock issuable upon exercise of existing warrants pursuant to the November Inducement Agreement was held in abeyance subject to a beneficial ownership limitation provision in such warrants

2024 Financing Developments

March 2024 Warrant Inducement Transaction

On March 1, 2024, we entered into a warrant inducement agreement (the “March 2024 Inducement Agreement”) with the Holder of the Company’s warrants to purchase shares of our common stock, issued in a private placement offering that closed on October 24, 2023 (the “March 2024 Existing Warrants”). Pursuant to the March 2024 Inducement Agreement, the Holder of the March 2024 Existing Warrants agreed to exercise for cash the March 2024 Existing Warrants to purchase up to approximately 46,000 shares of common stock, at an exercise price of $70.50 per share. The transactions contemplated by the March 2024 Inducement Agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

In consideration of the Holder’s immediate exercise of the March 2024 Existing Warrants and the payment of $3.125 per Series C Warrant in accordance with the Inducement Agreement, we issued unregistered Series C Warrants to purchase 92,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the March 2024 Existing Warrants) to the Holder, recognizing a non-cash inducement expense of approximately $4.5 million.

On March 1, 2024, warrants to purchase 10,737 shares of common stock with an exercise price of $70.50 per share were exercised for gross proceeds of approximately $757 thousand.

H.C. Wainwright At the Market Offering

On April 18, 2024, we entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC ( “Wainwright”) providing for sale of our shares of common stock, from time to time, through Wainwright, with certain limitations on the number of shares of common stock that may be offered and sold by us as set forth in the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM Agreement was $4,283,650, which was based on the limitations of such offerings under SEC regulations. The ATM Agreement provided that we would pay Wainwright a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM Agreement. The ATM Agreement provided that the offering of shares of common stock pursuant to the ATM Agreement would terminate upon the earlier of (i) the sale of all shares of common stock subject to the ATM Agreement; or (ii) termination of the ATM Agreement by us as permitted therein. The Wainwright ATM Agreement was terminated on July 24, 2025, effective as of July 31, 2025. During the year ended December 31, 2024, we used this ATM Agreement to sell 93,940 shares of common stock for net proceeds of approximately $4 million, after fees and expenses. During the year ended December 31, 2025, we did not sell any shares of common stock under the Wainwright ATM Agreement.

Alumni Equity Line of Credit

On December 13, 2024, we entered into a Purchase Agreement (the “ELOC Agreement”) with Alumni Capital LP (“Alumni Capital”). Pursuant to the ELOC Agreement, we have the right to sell to Alumni Capital up to the lesser of (i) $5,000,000 of newly issued shares, subject to increase to $10,000,000 at our option (the “Investment Amount”), of the shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the ELOC Agreement. Sales of Common Stock pursuant to the ELOC Agreement, and the timing of any sales, are solely at our option and we are under no obligation to sell securities pursuant to this arrangement. Shares of Common Stock may be sold by us pursuant to this arrangement over a period ending on the earlier of December 31, 2026 or the date on which Alumni Capital shall have purchased Shares pursuant to the ELOC Agreement for an aggregate purchase price of the Investment Amount; provided, however that we can terminate the Agreement at any time upon ten days prior written notice, subject to the satisfaction of the conditions in the ELOC Agreement.

The purchase price per Share that may be sold to Alumni Capital under the ELOC Agreement in such fixed purchases equals ninety-seven percent (97%) of the lowest daily dollar volume-weighted average price for the Common Stock during the period ending on the earlier of (i) three (3) consecutive trading days period following the date we deliver a purchase notice and (ii) the date on which Alumni Capital notifies us that it is prepared to proceed with the closing, subject to a Minimum Acceptable Price (as defined in the ELOC Agreement). There is no upper limit on the price per share that Alumni Capital might be obligated to pay for the Common Stock under the ELOC Agreement; provided, however, that at no time can the purchase price be below $13.75 per share (subject to adjustment as provided in the ELOC Agreement for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring after the date of the ELOC Agreement).

During the year ended December 31, 2025, we sold 5,666 shares of common stock under the ELOC Agreement for net proceeds of approximately $93,000, after fees and expenses.

Clinical and Research Developments

In September 2025, we announced a summary of feedback received following the FDA EOP2 meeting.

Feedback from the FDA included:

●	FDA recognized AUD as an unmet need.

●	FDA supported Adial’s protocol and proposed adaptive trial design core elements, including the defined biomarker-positive and biomarker-negative patients, key inclusion criteria targeting moderate to severe AUD, trial duration, primary endpoints, interim analysis sample size, and safety monitoring framework.

●	FDA confirmed the primary efficacy endpoints for AD04, specifically, zero heavy drinking days during months 5 and 6 of the efficacy observation period.

●	FDA advised that key secondary endpoints intended for future product labeling should be pre-specified in the protocol for consideration.

●	The FDA supported Adial’s plan to account for homozygous populations and referenced guidance on developing targeted therapies for low-frequency molecular subsets, with implications for study design and potentially labeling of rare subgroups.

●	The FDA provided feedback on the planned interim analyses. Statistical Analysis Plan (SAP), and Data Monitoring Committee (DMC) structure, and emphasized the importance of alignment between the study protocol, simulation report, and SAP to ensure appropriate alpha control and minimize post-trial data analysis risk.

We have a high level of confidence that AD04 will achieve success in clinical development based on our post hoc analysis and the regulatory feedback on the pre-specified primary endpoint that the FDA has now confirmed, specifically, a reduction of heavy drinking days to zero at months 5 and 6. This is also vital for our ongoing partnering efforts based on discussions with companies active in the US and Europe. Importantly, the regulators acknowledged the value of this post hoc work, which showed that patients with the AG+ genetic subtype began treatment averaging more than 17 heavy drinking days per month (17.23) and improved to fewer than 3 heavy drinking days per month (2.37) by study completion. This resulted in statistical significance difference for the AG+ group of p=0.031 and p=0.021 respectively in the Phase 2 and Phase 3 trials Importantly, the credible intervals generated by the independent, third-party statistical consulting group confirmed signals highly consistent with those identified in the original post hoc analysis.

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

Efficacy Requirements:

●	Regulatory feedback from 2023, indicates that even though a single additional Phase 3 trial with convincing data may suffice for approval, it would be a review issue for the agencies following trial completion to determine if the data was sufficient for approval. More recent FDA interaction in Q3 2025 suggested that 2 efficacy trials will likely be required.

●	Therefore, our current planning assumption is to conduct one Phase 3 trial with an adaptive enrichment trial design, one subsequent confirmatory Phase 3 trial and one open label extension safety study. These assumptions may change based on ongoing discussions with regulatory authorities, and final trial designs and results. For example, given the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials, it is possible that we may conduct only one additional Phase 3 clinical trial of AD04.

●	The new clinical development plan design may include both the US and EU endpoints and will be designed to potentially satisfy both US and EU AD04 submission requirements. Confirmation of the clinical development plan and pathway is currently being conducted by Adial’s clinical development and regulatory advisors.

Safety Requirements:

●	FDA agreed to our plan to comply with ICH E1A by adding a long-term safety follow-up to the planned Phase 3 trial, thereby exposing at least 100 patients to AD04 for one year.

●	A thorough QT study will not be required.

In parallel with the Phase 3 trials, we expect to conduct any standard Phase 1 studies required by the regulatory agencies. Studies that have been discussed with the FDA as potentially being required might assess potentiation of the central nervous system effects of alcohol and pharmacodynamic impact of certain cytochrome P450 enzyme variants.

Results of Operations for the Years Ended December 31, 2025 and 2024 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Year Ended December 31,
	2025	2024	Change
Research and development expenses	$2,620,000	3,229,000	(609,000)
General and administrative expenses	5,180,000	5,055,000	125,000
Total operating expenses	7,800,000	8,284,000	(484,000)

Loss from operations	(7,800,000)	(8,284,000)	484,000

Interest income	150,000	179,000	29,000
Inducement expense	—	(4,464,000)	(4,464,000)
Change in value of equity method investment	(493,000)	(553,000)	(60,000)
Other income (expense)	165,000	(75,000)	240,000
Total other income (expenses)	(178,000)	(4,913,000)	(4,735,000)
Net loss	(7,978,000)	(13,197,000)	(5,219,000)

Research and development (“R&D”) expenses

Research and development expenses decreased by approximately $609,000 (19%) during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by decreased clinical activity and lower compensation expense for the year ended December 31, 2025 as compared to the same period in 2024.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $125,000 (2%) during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was mainly due to higher compensation expense for the year ended December 31, 2025 as compared to the same period in 2024.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC decreased by approximately $60,000 in the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Inducement Expense

The inducement expense of approximately $4,464,000 which was a one time, noncash expense associated with the issuance of new warrants to induce the exercise of outstanding warrants which occurred during the year ended December 31, 2024.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment and inducement expense, increased by approximately $211,000 (203%) in the year ended December 31, 2025 compared to year ended December 31, 2024. This increase was primarily due to the recognition of a milestone payment received from Adovate of $150,000 during the year ended December 31, 2025.

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

During the year ended December 31, 2025, our primary sources of funding were the exercise of previously issued warrants, and sales of stock through public offerings, including at-the-market offerings.

On May 2, 2025, we entered into the May 2025 Inducement Agreement with the Holder providing for the immediate exercise of existing the Series B Warrants to purchase 56,737 shares of our common stock and the Series C Warrants, and together with the Series B Warrants to purchase 92,000 shares of our common stock at a reduced exercise price of $18.50 per share for net proceeds of approximately $2.2 million.

On June 18, 2025, we consummated the June 2025 Offering as describe above in the section titled “2025 Financing Developments.” The aggregate net proceeds from the June 2025 Offering were approximately $3.0 million.

On November 25, 2025, we entered into a warrant inducement agreement as describe above in the section titled “2025 Financing Developments.” We received aggregate net proceeds of approximately $2.6 million in connection therewith.

For the year ended December 31 2025, we sold 80,839 shares of common stock through the AGP ATM, for net proceeds of approximately $531 thousand after placement fees and expenses. From January 1, 2026 through March 3, 2026 we sold 100,000 shares of common stock through the AGP ATM, for net proceeds of approximately $229 thousand after placement fees and expenses.

At December 31, 2025, we had cash and cash equivalents of $5.9 million. We have completed a Phase 1 pharmacokinetic study of AD04 with a total cost of approximately $1.4 million, which has been fully paid. In addition, we plan to begin a Phase 3 study of AD04 in 2026, pending availability of adequate funds, to complete production of sufficient drug product to carry out the study, and to begin the process of clinical validation of our new cheek swab diagnostic genetic test, which will be conducted with the Phase 3 study. We have signed a contract with a vendor for approximately $2.3 million with approximately $1.9 million remaining under this contract, which is cancellable by either party, to produce sufficient drug product to carry out the study, validate the manufacturing process, and manufacture registration batches for commercial usage. Our cash on hand is sufficient to fund our operations and meet our existing commitments into the second half of 2026, based on our current commitments.

We will require additional financing as we continue to execute our overall business strategy. Our current planning assumption is to conduct one Phase 3 trial with adaptive trial design, one subsequent confirmatory Phase 3 trial and one open label extension study. These assumptions may change based on ongoing discussions with regulatory authorities and final trial designs. Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic relationships, or out-licensing in order to complete its subsequent clinical trial requirements for AD04. At this time, we have no committed sources of funding, our ability to sell shares under the AGP ATM is restricted by certain SEC rules, and our ability to sell shares under the ELOC Agreement is restricted by the terms of such agreement and certain Nasdaq rules. Management is actively pursuing financing and other strategic plans but can provide no assurances that such financing or other strategic plans will be available on acceptable terms, or at all. Without additional funding, we will be required to delay, scale back or eliminate some or all of our research and development programs, which would likely have a material adverse effect on us and our financial statements.

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

Cash flows

	For the Year Ended December 31,
(rounded to nearest thousand)	2025	2024
Provided by (used in)
Operating activities	$(6,493,000)	$(6,922,000)
Investing activities	150,000	–
Financing activities	8,473,000	7,846,000
Net increase in cash and cash equivalents	$2,130,000	$924,000

Net cash used in operating activities

Net cash used in operating activities decreased by approximately $429,000 during the year ended December 31, 2025 compared to the year ended December 31, 2024. The primary driver was a decrease in the net loss during the year ended December 31, 2025 as compared to the same period in 2024, excluding the inducement expense.

 Net cash provided by investing activities

Net cash provided by investing activities increased by approximately $150,000 in the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was due to the recognition of a milestone payment received from Adovate of $150,000.

Net cash provided by financing activities

Net cash provided by financing activities increased by approximately $627,000 in the year ended December 31, 2025 compared to the year ended December 31, 2024. During the year ended December 31, 2025, we realized proceeds of approximately $8,473,000 from the June 2025 Offering, ATM sales and from the exercise of warrants in connection with the May 2025 Inducement Agreement and November 2025 Inducement Agreement, as compared to approximately $7,846,000 for the same period in 2024, from sales under the Wainwright ATM Agreement and exercise of warrants in connection with the March 2024 Inducement Agreement.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results and experiences may differ materially from these estimates. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. Our significant accounting policies are more fully described in Note 3 to our financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

Item 8. Financial Statements and Supplemental Data.

ADIAL PHARMACEUTICALS, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended on December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey
March 5, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Adial Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Adial Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, accumulated deficit and cash flows for the year ended Decmeber 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP.

Marcum LLP

We have served as the Company’s auditor from 2017 to 2025.

Marlton, NJ
March 4, 2025, except for the effect of the reverse stock split described in Note 3 to the financial statements, as to which the date is March 5, 2026

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,881,217	$3,750,525
Prepaid expenses and other current assets	299,666	308,239
Total Current Assets	6,180,883	4,058,764

Intangible assets, net	2,784	3,348
Equity method investment	489,700	981,830
Total Assets	$6,673,367	$5,043,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$655,207	$250,130
Accounts payable, related party	—	48,272
Accrued expenses	741,702	677,456
Total Current Liabilities	1,396,909	975,858

Total Liabilities	$1,396,909	$975,858

Commitments and contingencies – see Note 8

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at December 31, 2025 and 2024	—	—
Common Stock, 100,000,000 shares authorized with a par value of $0.001 per share, 1,111,010 and 258,826 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,111	259
Additional paid in capital	95,247,841	86,063,148
Accumulated deficit	(89,972,494)	(81,995,323)
Total Stockholders’ Equity	5,276,458	4,068,084
Total Liabilities and Stockholders’ Equity	$6,673,367	$5,043,942

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Operating Expenses:
Research and development	$2,619,671	$3,229,226
General and administrative	5,179,791	5,055,231
Total Operating Expenses	7,799,462	8,284,457
Loss From Operations	(7,799,462)	(8,284,457)
Other Income (Expense)
Interest income	149,567	178,659
Inducement expense	—	(4,464,427)
Loss on equity method investment	(492,130)	(552,183)
Other income (expense)	164,854	(75,043)
Total other Income (Expense)	(177,709)	(4,912,994)
Net Loss	$(7,977,171)	$(13,197,451)

Loss per share, basic and diluted	$(11.93)	$(68.01)
Weighted average shares, basic and diluted	668,630	194,059

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	66,381	$66	$72,881,335	$(68,797,872)	$4,083,529
Stock-based compensation	—	—	597,453	—	597,453
Stock-based compensation, common stock issued for services	96	—	199,378	—	199,378
Issuance of commitment shares	2,752	3	74,996	—	74,999
Sale of common stock	93,940	94	4,021,391	—	4,021,485
Issuance of inducement warrants, net of payment	—	—	4,464,427		4,464,427
Warrant exercises	95,657	96	3,824,168	—	3,824,264
Net loss	—	—	—	(13,197,451)	(13,197,451)
Balance, December 31, 2024	258,826	$259	$86,063,148	$(81,995,323)	$4,068,084
Stock-based compensation	—	—	344,500	—	344,500
Stock-based compensation, common stock issued for services	15,891	16	367,734	—	367,750
Net proceeds from sale of common stock	300,161	300	3,658,252		3,658,552
Exercise of warrants, net of expenses	536,132	536	4,814,207	—	4,814,743
Net loss	—	—	—	(7,977,171)	(7,977,171)
Balance, December 31, 2025	1,111,010	$1,111	$95,247,841	$(89,972,494)	$5,276,458

The accompanying notes are an integral part of these consolidated financial statements.

ADIAL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(7,977,171)	$(13,197,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	676,200	796,831
Amortization of intangible assets	565	565
Inducement expense	—	4,464,427
Cost of commitment shares issued	—	74,999
Change in fair value contingent consideration	(150,000)
Loss on equity method investment	492,130	552,183
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,572	63,358
Accrued expenses	100,296	199,709
Accrued expenses, related party	—	(47,942)
Accounts payable and other current liabilities	405,077	146,805
Accounts payable, related party	(48,272)	24,210
Net cash used in operating activities	(6,492,603)	(6,922,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from contingent consideration	150,000	—
Net cash provided by investing activities	150,000	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	3,658,552	4,021,485
Proceeds from warrant exercise, net of expenses	4,814,743	3,824,264
Net cash provided by financing activities	8,473,295	7,845,749

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,130,692	923,443

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR	3,750,525	2,827,082

CASH AND CASH EQUIVALENTS-END OF YEAR	$5,881,217	$3,750,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of common stock to settle bonus accrual	$36,050	$—

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

Adial’s wholly owned subsidiary, Purnovate, Inc. (“Purnovate”), was formed on January 26, 2021 to acquire Purnovate, LLC, an entity formed in December of 2019. Purnovate was a drug development company with a platform focused on developing drug candidates for non-opioid pain reduction and other diseases and disorders potentially targeted with adenosine analogs that are selective, potent, stable, and soluble. In 2023, Adial sold the Purnovate assets and business to Adovate, LLC (“Adovate”), a company formed and majority owned by a then director of the Company and CEO of Purnovate. In January 2025, Adial’s board of directors approved the merger of Purnovate into Adial. This merger was completed during the third quarter of 2025 and there is no effect on the Company’s consolidated financial statements.

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

Based on the announced results of its ONWARD Phase 3 trial, the Company has completed and publicly reported meetings with the FDA and various European national authorities to discuss the appropriate next steps towards the future development of AD04. The Company has sold its Purnovate programs to a company formed for that purpose, reducing the Company’s operating expenses. During 2025, the Company received net proceeds of approximately $8.5 million from the exercise of warrants and equity issuances. The Company will nonetheless require additional capital to continue operating and development of AD04. There is no certainty that the Company will be able to access additional capital on acceptable terms, if at all, to continue operations after whatever funds are received from the buyer are expended. If unable to access sufficient capital, the Company would be required to delay, scale back or eliminate some or all of its research and development programs or delay its approach to commercialization of AD04, which would likely have a material adverse effect on the Company and its financial statements.

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

Reverse Stock Split

On February 5, 2026, the Company effected a reverse stock split of the outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. As a result of the reverse split, the Company had 1,111,010 shares of common stock outstanding immediately after effecting the reverse split. The shares authorized for issue under the Company’s charter remained 100,000,000 common stock. The Company has retrospectively adjusted all references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in the consolidated financial statements.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the years ended December 31, 2025 and 2024 as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the years ended December 31, 2025 and 2024 were as follows:

	Potentially Dilutive Common Shares Outstanding December 31,
	2025	2024
Warrants to purchase common shares	1,240,480	168,032
Common shares issuable on exercise of options	47,220	29,342
Unvested restricted stock awards	1,449	533
Total potentially dilutive common shares excluded	1,289,149	197,907

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At December 31, 2025, the Company did exceed FDIC insurance limits in its insured bank accounts by approximately $17,000 and held approximately $5.6 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2024, the Company did exceed FDIC insurance limits by approximately $927,000 and held approximately $1.6 million in non-FDIC insured cash equivalent investments.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company has adopted ASU 2023-09 during the fiscal year ended December 31, 2025 on a prospective basis and the adoption had no material impact on the Companies financial statement disclosures.

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

The Company recorded the initial investment in Adovate of $1,727,897 in “Equity method investments” on its consolidated balance sheet. Due to the timing and availability of Adovate’s financial information, the Company is recording its proportionate share of losses from Adovate on a one quarter lag basis. Adovate’s summary balance sheet information as of September 30, 2025 and 2025 is below:

	2025	2024
Current Assets	$3,320,934	$1,676,591
Non-current assets	$3,435,768	$3,506,713
Current liabilities	$396,899	$537,303
Non-current liabilities	$6,910,884	$929,156

Results for Adovate’s operations in the twelve months ended September 30, 2025 and 2024 are summarized below:

	2025	2024
Revenues	$—	$—
Costs and expenses	(4,198,259)	(3,248,659)
Loss from operations	(4,198,259)	(3,248,659)
Other income (expenses)	(406,720)	119,886
Net loss	$(4,604,979)	$(3,128,773)

The Company held a weighted average of 11.2% of Adovate’s equity during the year ended September 30, 2025. The Company recognized an expense of $492,130, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss for the year ended September 30, 2025. At December 31, 2025, the Company held 10.3% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate in the year ended December 31, 2025 is summarized in the following table:

Equity investment carrying amount at January 1, 2024	$1,534,013
Portion of operating losses recognized	(479,636)
Reduction in equity	(283,268)
Share of dilution to new investors	210,721
Equity investment carrying amount at December 31, 2024	$981,830
Portion of operating losses recognized	(492,130)
Equity investment carrying amount at December 31, 2025	489,700

At December 31, 2025, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

Consideration for the sale of the assets of Purnovate, Inc. to Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. The Company recognized $150,000 in other income for a milestone achieved and payment received during the year ended December 31, 2025.

The Company had shared service agreements with Adovate during the years ended December 31, 2025 and 2024. Under the terms of these agreements, certain employees of the Company provided services to Adovate. The Company is reimbursed for the allocable portion of the salaries, benefits and bonuses when paid based upon each individual agreement. The Company’s policy is to record these reimbursements as a reduction of General and Administrative expenses in the accompanying Consolidated Statement of Operations. During the years ended December 31, 2025 and 2024, the Company recognized reimbursements of approximately $138,000 and $163,000, respectively, under these agreements. At December 31, 2025 and 2024 accounts receivable balances of $41,758 and $56,020 were recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Employee compensation	$660,307	$405,246
Legal and consulting services	—	190,603
Pre-clinical and manufacturing expenses	3,900	81,607
Other	77,495	—
Total accrued expenses	$741,702	$677,456

6 — STOCKHOLDERS’ EQUITY

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock, from 50,000,000 to 100,000,000.

At-the-market Offering Agreement 2025

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

During the year ended December 31, 2025 the Company sold 80,839 shares of common stock under the ATM and received net proceeds of approximately $531,000.

At the Market Offering Agreement 2024

On April 18, 2024, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent” or “Wainwright”) providing for the sale by the Company of its shares of common stock, from time to time, through the Sales Agent, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement. The aggregate market value of the shares of Common Stock eligible for sale under the ATM Prospectus Supplement was $4,283,650 which was based on the limitations of such offerings under SEC regulations. The Company recognized $77,600 in expenses associated with the conclusion the ATM Agreement, which expenses were classified as cost of capital.

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

During the year ended December 31, 2024, the Company sold 93,940 shares of common stock through the ATM Agreement, for net proceeds of $4,021,485 after placement fees and expenses.

Standby Equity Purchase Agreements

On May 31, 2023, the Company entered into an Equity Purchase Agreement with Alumni Capital, LLC (“Alumni”). This agreement constituted a standby equity purchase agreement (a “SEPA”). Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Alumni up to $3,000,000 of newly issued shares, subject to increase to $10,000,000 at the option of the Company, at the Company’s request at any time during the commitment period, which commenced on May 31, 2023 and was to end on the earlier of (i) December 31, 2024, or (ii) the date on which Alumni shall have made payment of advances requested by the Company totaling up to the commitment amount of $3,000,000. Each sale the Company requests under the SEPA (a “Purchase Notice”) may be for a number of shares of common stock with an aggregate value of up to $500,000, and up to $2,000,000 provided certain conditions concerning the average daily trading value are met. The SEPA provides for shares to be sold to Alumni at 95% of the lowest daily volume weighted average price during the three days after a Purchase Notice is issued to Alumni. The Company determined that the SEPA contains put option elements and forward share issuance elements that fail to meet equity classification under ASC 815-40, Contracts in an Entity’s Own Equity; the put option is recorded at fair value at inception and each reporting date thereafter. Forward contracts to issue shares created on the occurrence of a Purchase Notice will be measured at fair value, with changes in fair value recognized in net loss upon closing of the Purchase Notice and sale of the Company’s stock.

On December 13, 2024, the existing SEPA was cancelled by mutual agreement. Simultaneously, the Company and Alumni Capital entered into a new Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, 2,752 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA, as shown in the consolidated statement of shareholders’ equity. The fair value of these shares of $74,999 was recorded under other expenses for the year ended December 31, 2024. During the year ended December 31, 2025, 5,666 shares had been sold under the terms of the New SEPA for total proceeds of $93,044 leaving a remaining $4.9 million to be sold under the New SEPA.

Other Common Stock Issuances

On January 27, 2025, the Company issued 4,000 shares of common stock to a vendor and cash of $4,970 in consideration for services rendered valued at $100,000.  On July 30, 2025, the Company issued 3,196 shares of common stock to our former CFO to satisfy the final payout for the earned 2024 bonus valued at $36,050. On August 14, 2025, the Company issued 8,695 shares of common stock to a vendor in consideration for services to be rendered valued at $100,000, these shares are restricted from trading for a six-month period. On October 24, 2025, the Company held in escrow 10,000 restricted shares to be issued to a vendor for services to be rendered. These restricted shares will be released and issued after the six-month period has expired.

On August 19, 2024, the Company issued 96 shares of common stock under the 2017 Equity Incentive Plan to Bankole Johnson, the former CMO and a continuing consultant.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Under the 2017 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the Plan will generally expire ten years from the date of grant and vest over a three-year period. At December 31, 2025, the Company had 144,075 shares issuable under the 2017 Equity Incentive Plan.

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares of common stock authorized for grant under the plan from 80,000 to 200,000.

Stock Options

The following table provides the stock option activity for the years ended December, 2025 and 2024:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Weighted Average Fair Value at Issue
Outstanding January 1, 2024	6,068	7.02	$1,200.00	$918
Issued	23,800	—	30.32	25.91
Cancelled	(526)	—	1,646.90	—
Outstanding December 31, 2024	29,342	9.01	$244.00	$—
Issued	19,120	—	17.30	16.70
Cancelled	(1,242)	—	257.10	—
Outstanding December 31, 2025	47,220	8.58	$151.15	$—
Outstanding December 31, 2025, vested and exercisable	19,661	7.85	$330.77	$—

At December 31, 2025, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Fair Value per Share	$17.25	$33.75-26.5
Expected Term	5.75 years	5.75 years
Expected Dividend	$—	$—
Expected Volatility	114.2%	111.89-118.39%
Risk free rate	4.05%	4.09-4.29%

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $16.70 and $25.91, respectively. As of December 31, 2025, $575,700 in unrecognized compensation expense will be recognized over weighted average period of 1.9 years.

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
Research and development options expense	$14,200	54,303
Total research and development expenses	14,200	54,303
General and administrative options expense	330,300	543,150
Stock issued to vendors and employee	331,700	199,378
Total general and administrative expenses	662,000	742,528
Total stock-based compensation expense	$676,200	$796,831

Stock Warrants

The following table provides the activity in warrants for the respective periods.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding January 1, 2024	168,929	3.31	$194.16	$0.43
Issued	94,760		71.01
Exercised	(95,657)		41.83
Outstanding December 31, 2024	168,032	2.07	$211.25	$0.01
Issued	1,833,745		7.17
Exercised	(753,092)		7.52
Expired	(8,205)		1,389.35
Outstanding December 31, 2025	1,240,480	3.1	$19.25	$0.00

2024 Warrant Transactions

On March 1, 2024, warrants for the purchase of 10,737 shares of common stock with an exercise price of $2.82 per share were exercised for total gross proceeds of $756,732.

On March 1, 2024, the Company entered into a warrant inducement agreement with a certain holder of the Company’s warrants to purchase shares of the Company’s common stock (the “Existing Warrants”) issued in a private placement offering that closed on October 24, 2023. Pursuant to the inducement agreement, the holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to approximately 46,000 shares of common stock, at an exercise price of $70.5 per share. The transactions contemplated by the inducement agreement closed on March 6, 2024. The Company received aggregate gross proceeds of approximately $3.5 million, before deducting placement agent fees and other expenses payable by the Company. Net proceeds of this transaction were estimated to be approximately $3.1 million.

In consideration of the holder’s immediate exercise of the Existing Warrants and the payment of $3.125 per warrant in accordance with the inducement agreement, the Company issued unregistered Series C warrants (the “Series C Warrants”) to purchase 92,000 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) to the holder of Existing Warrants. The shares underlying the Series C Warrants were registered for sale on April 12, 2024 and the registrations statement registering the shares underlying the Series C Warrants was declared effective on April 19, 2024. The fair value per warrant was determined to be $51.65 per warrant, resulting in an expense of issuance of $48.50 per warrant as excess fair value over the $3.125 paid, or $4,464,427 in total inducement expense, classified under other income (expenses).

2025 Warrant Transactions

On May 2, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with an existing healthcare-focused institutional investor of the Company for the immediate exercise of existing Series B Warrants to purchase 56,737 shares of the Company’s common stock and Series C Warrants, and together with the Series B Warrants (the “Existing Warrants”) to purchase 92,000 shares of the Company’s common stock at a reduced exercise price of $18.50 in exchange for (i) Series B-1 warrants to purchase up to 99,290 shares of common stock (the “Series B-1 Warrants”), and (ii) Series C-1 Warrants to purchase up to 161,000 shares of common stock (the “Series C-1 Warrants”), and together with the Series B-1 Warrants, (the “New Warrants”). The New Warrants have an exercise price of $18.50 and will be exercisable upon stockholder approval. The Series B-1 Warrants expire five years from the date of such approval and the Series C-1 Warrants expire eighteen months from the date of such approval. The Company’s stockholders have approved the exercise of the Series B-1 and C-1 warrants as of August 1, 2025.

In addition, the Company issued to a former placement agent’s designees as tail fee warrants, Placement Agent Series B-1 Common Stock Purchase Warrants and Placement Agent Series C-1 Common Stock Purchase Warrants, to purchase up to an aggregate of 8,924 shares of common stock, which tail fee warrants have the same terms as the New Warrants, except that they have an exercise price of $23.125 per share.

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

On June 17, 2025, the Company entered into an amendment agreement (the “Warrant Amendment”) with the holder of certain existing warrants to purchase common stock (the “Holder”), consisting of (i) Series B-1 warrants to purchase up to 99,290 shares of common stock and (ii) Series C-1 warrants to purchase up to 161,000 shares of common stock and, together with the Series B-1 Warrants, the “Prior Warrants”). Pursuant to the Warrant Amendment, the Company agreed (i) to amend the Prior Warrants to reduce the exercise price of the Prior Warrants to $8.75 per share, (ii) to amend the Prior Warrants to modify the termination date thereof to (x) June 17, 2030 for the Series B-1 Warrants and (y) December 17, 2026 for the Series C-1 Warrants, and (iii) to amend that certain warrant inducement agreement (the “Inducement Agreement”), dated May 2, 2025, by and between the Company and the Holder, to provide that the Company would hold a special meeting of stockholders at the earliest practicable date, but in no event later than one hundred twenty (120) days after the Closing Date, for the purpose of obtaining Stockholder Approval (as defined in the Inducement Agreement). As the Warrant Amendment was classified as equity instruments before and after the Warrant Amendment, and as the Warrant Amendment is directly attributable to an equity offering, the Company recognized the effect of the Warrant Amendment of approximately $197,000 as additional equity issuance cost.

On June 18, 2025, the Company consummated a best efforts public offering (the “Offering”) of (i) 213,648 shares of the Company’s common stock, (ii)  pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 230,352 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) Series D warrants (the “Series D Warrants”) to purchase up to an aggregate of 444,000 shares of common stock (the “Series D Warrant Shares”), (iv) Series E warrants (the “Series E Warrants” and, together with the Series D Warrants, the “Common Warrants”) to purchase up to an aggregate of 333,000 shares of common stock (the “Series E Warrant Shares” and, together with the Series D Warrant Shares, the “Common Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series D Warrant and one Series E Warrant. The combined public offering price for each Share and accompanying Common Warrants was $8.1275. The combined public offering price for each Pre-Funded Warrant and accompanying Common Warrants was $8.1025. The aggregate net proceeds from the Offering was approximately $3.0 million. The Company incurred approximately $0.6 million as equity issuance costs associated with the Offering.

In addition, the Company issued a former placement agent’s designees tail fee warrants, Series D Warrants, to purchase up to an aggregate of 4,244 shares of common stock, which tail fee warrants have the same terms as the Series D Warrants, except that they have an exercise price of $10.9375 per share.

The Common Warrants have an exercise price of $8.75 per Common Warrant Share and will be exercisable beginning on the effective date of shareholder approval of the issuance of the Common Warrant Shares. The Series D Warrants will expire on the 5-year anniversary of the shareholder approval and the Series E Warrants will expire on the 18-month anniversary of the shareholder approval. The Company’s stockholders have approved the Series D and E warrants as of August 1, 2025. The Company evaluated the pre-funded warrants and the common warrant shares under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined the warrants meet the requirements to be classified in permanent equity. The fair value of the Common Warrants approximated $3.3 million and was recognized as additional-paid-in capital during the three months ended June 30, 2025. As of December 31, 2025 all of the pre-funded warrants have been exercised.

On November 25, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder for the immediate exercise of existing Series C-1 Warrants to purchase 161,000 shares of the Company’s common stock and Series E Warrants to purchase 207,627 shares of the Company’s common stock at a reduced exercise price of $7.75 in exchange for warrants to purchase up to 552,940 shares of common stock (the “Series F Warrants”). The Series F Warrants have an exercise price of $7.75 and will be exercisable upon stockholder approval. The Series F Warrants expire (24) months from the date of such approval. As of December 31, 2025, the Company had 216,960 shares held in abeyance related to the exercise of the warrants in November 2025.

The Inducement Agreement, which resulted in the lowering of the exercise price of the Existing Warrants and the issuance of the New Warrants, is considered a modification of the Existing Warrants under the guidance ASC 815-40. The modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $2.6 million. The Company incurred approximately $0.3 million as equity issuance costs associated with the Offering. As the Existing Warrants and the New Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $3.0 million as an equity issuance cost.

7 — INCOME TAXES

Income before provision for (benefit from) income taxes for the year ended December 31, 2025 and 2024 is shown on the table below:

	2025	2024
Current:
U.S. loss before income taxes	$(7,977,171)	$(13,197,451)
Foreign loss before income taxes	—	—
Loss before income taxes	$(7,977,171)	$(13,197,451)

Tax expense (benefit) for the year ended December 31, 2025 is shown on the table below:

	Current	Deferred	Total
Federal	—	—	—
State and Local	—	—	—
Total	—	—	—

The Company paid no income taxes in the years ended December 31, 2025 and 2024.

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	December 31, 2025

Tax provision at U.S. Federal statutory rates	$(1,675,206)	21.00%
State income taxes net of federal benefit (1)	(15,665)	0.20%
Change in valuation allowances	1,262,683	(15.83)%
Nontaxable or Nondeductible items:
Stock options	65,100	(0.82)%
Equity investment	362,858	(4.55)%
Other	230	—%
Effective income tax rate	$—	—

(1)	State taxes in Virginia comprise the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the statutory Federal income tax rate and effective rate for the year ended December 31, 2024 of the provision for income taxes is as follows:

December 31, 2024
Federal statutory rate	21.00%
Stock options	(0.93)%
Change in fair value of investment	(0.00)%
Transaction expenses	(0.56)%
Other permanent items	0.03%
State taxes	2.94%
Increase in VA	(15.37)%
Warrant inducement	(7.10)%
Effective tax rate	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024, respectively, are as follows:

Deferred Tax Assets & Liabilities:

	Deferred Tax Asset
	2025	2024
Net operating loss carry-forward	14,988,127	13,963,767
Accrued Expenses	157,520	107,221
Restricted stock	84,858	16,184
Section 174 R&D	1,641,941	1,510,506
Less: valuation allowance	(16,747,446)	(15,559,357)
Total tax assets	$125,000	$38,321
Fixed Asset	—	—
Intangible assets	(530)	(495)
Joint Venture	(124,470)	(37,826
Total deferred tax labilities	$(125,000)	$(38,321)
Net deferred tax asset (liability)	$—	$—

The Company has a net operating loss carry-forward of $59 million for Federal and of $55 million state tax purposes at December 31, 2025, that is potentially available to offset future taxable income. NOLS generated prior to 2018, $340 thousand of Federal NOLS and $317 thousand of state NOLs, will begin to expire in 2037. For Federal and most states, the NOL carryover limitation was eliminated for losses generated after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80 percent of Taxable income.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, net operating loss carryback potential and tax planning strategies in making these assessments.

Based upon the above criteria, the Company believes that it is more likely than not that the remaining net deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance of $16.7 million against the net deferred tax asset that is not realizable as of December 31, 2025.

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

The Company files tax returns as prescribed by the tax laws of the jurisdiction in which they operate. In the normal course of business, the Company is subject to examination of Federal and state jurisdiction where applicable based on the statute of limitations that apply in each jurisdiction. As of December 31, 2025, open years related to the federal and state Jurisdictions are 2024, 2023, and 2022. Since the Company was not a taxable entity prior to reincorporation, examination of returns for years prior to 2017 will not result in changes to tax liability or benefit. The company has no open tax audits with any taxing authority as of December 31, 2025.

The Company had no uncertain tax positions at December 31, 2025.

8 — COMMITMENTS AND CONTINGENCIES

License with University of Virginia Patent Foundation

In January 2011, the Company entered into an exclusive, worldwide license agreement with the University of Virginia Patent Foundation, dba UVA Licensing and Ventures Group (“UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG.

As consideration for the rights granted in the UVA LVG License, the Company is obligated to pay UVA LVG yearly license fees and future milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, the Company paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) $275,000 upon acceptance of an NDA by the FDA and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, the Company is obligated to pay royalties to UVA LVG equal to a percentage of what the Company would have been required to pay to UVA LVG had it sold the products under sublicense ourselves. In addition, the Company is required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by the Company to the UVA LVG may then be distributed to the Company’s former Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

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

During the years ended December 31, 2025 and 2024, the Company recognized a $40,000 and $0 minimum license royalty expense under this agreement. During the year ended December 31, 2024 a credit was issued for $40,000 that was netted against those royalties that were due during that period.

Grant Incentive Plan – Former Related Party

On April 1, 2018, the board of directors approved and then revised, respectively, a grant incentive plan to provide incentive for Bankole A. Johnson, the Company’s former Chief Medical Officer, to secure grant funding for the Company. Under the Grant Incentive Plan, the Company was required to make a cash payment to the Dr. Johnson each year based on the grant funding received by the Company in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Dr. Johnson be paid as follows: 50% in cash and 50% in stock. As of December 31, 2025, no grant funding that would result in a payment to Dr. Johnson had been obtained.

Consulting Agreement – Former Related Party

On March 24, 2019, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as Chief Medical Officer of the Company. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year was paid twice per month. On September 8, 2022, Dr. Johnson’s consulting agreement was amended to increase his annual compensation to $430,000 annually and to pay him a series of bonuses in cash and shares on the occurrence of certain milestones. The Company recognized $0 and $108,750 in compensation expense in the years ended December 31, 2025 and 2024, respectively.

On April 10, 2024, the Company provided Dr. Johnson with notice of the termination of the Company’s consulting agreement with him. As a result of the termination of the Consulting Agreement, effective as of May 17, 2024, Dr. Johnson ceased serving as the Company’s Chief Medical Officer. On April 24, 2024, the Company and Dr. Johnson executed a separation agreement providing for Dr. Johnson’s continued service as a consultant on an hourly basis as needed, a separation payment of $56,792, and for certain payments on the occurrence of milestones. In June of 2024, the Company determined that Dr. Johnson had achieved milestones making due to him payments of $40,000, which payment was made on August 20, 2024. On August 18, 2024, the Company issued 96 shares of common stock to Dr. Johnson on achievement of certain milestones as agreed under the separation agreement at a cost of $24.5 cents per share, for a total cost of $2,352. At December 31, 2025, no milestone payments remained possible under the terms of the separation agreement.

Consulting Agreement – Related Party

On March 15, 2023, the Company entered into a Master Services Agreement (the “Keswick MSA”) with the Keswick Group, LLC for provision of consulting services. Tony Goodman, a director and our Chief Operating Officer, is the founder and principal of Keswick Group. Under the terms of the Keswick MSA, the Keswick Group is to be paid $22,000 per month for its services for a period of one year from execution of the MSA. On January 17, 2024, the Company entered into a statement of work #2 (“SOW #2”) with Tony Goodman and Keswick Group, pursuant to which Mr. Goodman was appointed as Chief Operating Officer of Adial for compensation of $25,000 per month for the role of Chief Operating Officer including carry over duties from a previous statement of work #1. During the years ended December 31, 2025 and 2024, the Company recognized $75,000 and $298,000 in expenses, respectively, associated with this agreement. As of April 1, 2025 the consulting agreement with Keswick MSA was terminated as the Company’s Chief Operating Officer signed an employment agreement with the Company.

Separation Agreement – Related Party

On November 1, 2024, the Company entered into a Separation Agreement and Release, dated November 1, 2024 (the “Separation Agreement”), with Joseph Truluck, the Company’s former Chief Financial Officer. Mr. Truluck resigned as CFO effective November 15, 2024. Pursuant to the Separation Agreement, Mr. Truluck is entitled to receive, as a consultant: (i) from November 16, 2024 through December 31, 2024, an amount equal to 100% of his most recent base salary, (ii) from January 1, 2025 through March 31, 2025, 50% of his most recent base, and (iii) from and after March 31, 2025, $350 an hour on an as needed basis. The Separation Agreement contains a general release of all claims against the Company and its current and former officers, directors, employees and agents, and a non-disparagement clause relating to the Company or any released party.

During the years ended December 31, 2025 and 2024, the Company recognized $36,048 and $36,050 in expenses associated with the Separation Agreement, respectively.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows. As of December 31, 2025, the Company did not have any pending legal actions.

9 — SEGMENT REPORTING

The Company has one reportable operating segment relating to drug development for addiction and related disorders. When evaluating the Company’s financial performance, the Chief Operating Decision Maker (“CODM”) reviews total operating expenses for the operating segment excluding equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Years Ended December 31,
	2025	2024
Operating Expenses:
Segment research and development	$2,619,671	$3,229,226
Segment general and administrative	5,179,791	5,055,231
Total Operating Expenses	7,799,462	8,284,457
Loss From Operations	(7,799,462)	(8,284,457)
Other Income (Expense)
Interest income	149,567	178,659
Inducement expense	—	(4,464,427)
Loss on equity method investment	(492,130)	(552,183)
Other income (expense)	164,854	(75,043)
Total other Income (Expense)	(177,709)	(4,912,994)
Net Loss	$(7,977,171)	$(13,197,451)

10 — SUBSEQUENT EVENTS

Collaboration Framework

On March 3, 2026, the Company entered into a nonbinding collaboration framework agreement with a strategic partner for a proposed exclusive partnership covering the commercialization of AD04 in Europe. The collaboration framework, which is subject to execution of a final definitive agreement, sets forth the strategic and financial parameters of the proposed partnership, covering clinical, regulatory, manufacturing, and commercial terms. Under the framework, the strategic partner has been granted a period of exclusivity to evaluate the feasibility of the project, conduct planning, due diligence, and a comprehensive assessment of the requirements for the successful commercial launch of AD04 across Europe.

The definitive agreement is expected to include an upfront payment, milestone payments tied to development and commercial progress, and tiered royalties on European AD04 net sales, payable to the Company. The Company believes the total potential aggregate value from royalties and milestones over time will be significant, assuming AD04 progresses through clinical development and is successfully introduced in the European market.

ATM Sales

After the year ended December 31, 2025 through March 3, 2026, the Company sold 100,000 shares of common stock under the ATM and received net proceeds of approximately $229,000.

Shares held in Abeyance

After the year ended December 31, 2025 through March 4, 2026, the Company issued 216,846 shares that were previously held in abeyance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and the Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2025 our internal controls over financial reporting were effective.

Previously, we had identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified and subsequently remediated include (i) lack of finalized assessment under COSO framework, (ii) policies and procedures which are not adequately documented, (iii) lack of proper approval processes, review processes and documentation for such reviews, (iv) insufficient GAAP experience regarding complex transactions and ineffective review processes over period end financial disclosure and reporting (v) deficiencies in the risk assessment, design and policies and procedures over information technology (“IT”) general controls. and (vi) insufficient segregation of duties. Based upon improvements in our internal controls over financial reporting, we have remediated the material weaknesses in our internal controls that were previously identified.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

Our business and affairs are organized under the direction of our board of directors, which currently consists of five members.

In accordance with the terms of our certificate of incorporation, our board of directors is divided into three classes, as follows:

●	Class I, which consists of Kevin Schuyler and Tony Goodman, whose term will expire at our annual meeting of stockholders to be held in 2028;

●	Class II, which consists of Robertson H. Gilliland and Cary Claiborne, whose terms will expire at our annual meeting of stockholders to be held in 2026; and

●	Class III, which consists of J. Kermit Anderson, whose term will expire at our annual meeting of stockholders to be held in 2027.

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

Set forth below are our directors and executive officers and their respective ages and positions as of filing the date of this Annual Report on Form 10-K:

Executive Officers and Directors(1)	Age	Position(s) Held
Cary J. Claiborne, MBA	65	Chief Executive Officer, President and Director
Tony Goodman	61	Chief Operating Officer and Director
Vinay Shah, MBA, CPA	63	Chief Financial Officer
Robertson H. Gilliland, MBA	45	Director
J. Kermit Anderson	76	Director
Kevin Schuyler, MBA, CFA	57	Director, Chairman of the Board, Lead Independent Director

(1)	On January 5, 2026, Mr. James W. Newman, Jr. notified us of his decision to resign, effective immediately, from his position as a member of the Board. Mr. Newman did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Newman served as a non-employee director and a member of the Audit Committee and the Compensation Committee of the Board.

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

Cary J. Claiborne, Chief Executive Officer, President, and Director

Cary J. Claiborne has served as our Chief Executive Officer since August 18, 2022, our Chief Operating Officer from December 2021 to August 18, 2022 and a director since November 2021. In December 2021, Mr. Claiborne was appointed to the board of directors of NeuroSense Therapeutics, a Nasdaq-listed clinical-stage biopharmaceutical company, focusing on the discovery and development of targeted innovative therapeutics for neurodegenerative diseases, where he also serves as Chairman of the audit committee. From July 2022 until July 2025, Mr. Claiborne served as a member of the board of directors of LadRX Corporation (fka CytRx Corporation), a biopharmaceutical company focused on discovering and developing new cancer therapeutics, where he also served as Chairman of the compensation committee. In November 2022, Mr. Claiborne was appointed to the board of directors of VirginiaBio.

Prior to joining Adial, Mr. Claiborne served as CEO of Prosperity Capital Management, LLC, a Private Investment and Advisory firm that he founded. Prosperity Capital is focused on private Investment Management and providing Advisory Services to clients in multiple industries with an emphasis in the Pharma/Biotech and Finance sectors. From November 2014 until February 2017, he served as the Chief Financial Officer and member of the board of directors at Indivior PLC, a FTSE 500 listed specialty pharmaceutical company. Mr. Claiborne led the company’s spin-off from its then parent company, Reckitt Benckiser, to become an independent, listed company. While at Indivior, he established and oversaw corporate reporting, internal audit, tax, treasury, external audit and information technology. Prior to joining Indivior, Mr. Claiborne served as the CFO of Sucampo Pharmaceuticals, Inc., a Nasdaq-listed global biopharmaceutical company, which was later sold to Mallinckrodt. Before joining Sucampo, Mr. Claiborne served as CFO and Corporate Secretary of Osiris Therapeutics, Inc., and oversaw corporate finance during the company’s initial public offering.

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

Tony Goodman, Chief Operating Officer and Director

Tony Goodman has served as a director since July 2017 and began providing consulting services to us in March 2023. He was appointed as our Chief Operating Officer on January 18, 2024. Mr. Goodman’s career spans over 28 years in Pharma and Biotech. Mr. Goodman is the Founder/Managing Director of Keswick Group, LLC, a Biotech Strategic Commercial and Business Development Advisory Firm. On January 17, 2024, Mr. Goodman began serving as the Chief Operating Officer of Adial Pharmaceuticals, Inc. From October 2014 until February 2017, he served as the Chief Business Development Officer of Indivior PLC, a FTSE 500 listed company and a member of the executive team which brought Indivior public as a demerger from Reckitt Benckiser Pharmaceuticals, Inc. Mr. Goodman held many leadership positions at Reckitt Benckiser Pharmaceuticals from October 2009 until October 2014 that include: Global Director, Strategy and Commercial Development; Global Head, Category Development; and Director of US Commercial Managed Care. Mr. Goodman has also served as the Director of Strategic Marketing and Business Development at PRA International and Group Product Manager, Marketing and Director of the Managed Health Strategies Group at Purdue Pharmaceuticals L.P. Mr. Goodman graduated from Marshall University, with a degree in Business Administration and completed the requirements of a Full Board Executive with the National Association of Corporate Directors (“NACD”).

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

Kevin Schuyler, CFA, Chairman of the Board of Directors, Lead Independent Director

Kevin Schuyler has served as our non-executive Chairman of the Board since August 2022, our director since April 2016 and is our Lead Independent Director. From April 2016 to August 2022, he served as our Vice Chairman of the board of directors. Mr. Schuyler is a Managing Director for CornerStone Partners, an institutional investment adviser. Before joining CornerStone Partners in 2006, he was the chief investment officer at The Nature Conservancy, the world’s largest not-for-profit conservation organization. Mr. Schuyler began his professional career working at the Chicago Board of Trade with Louis Dreyfus Corporation and later was a management consultant with McKinsey & Company. Kevin serves on the board of Wildrock, Inc., a local not-for-profit, and is a director of Twin Vee Powercats, a NASDAQ-listed company (VEEE). A member of the Chartered Financial Analyst Society of Virginia, Kevin graduated with honors from Harvard College and earned an MBA from the Darden Graduate School of Business at the University of Virginia.

We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Board Composition and Election of Directors

Our board of directors consists of five members: Messrs. Kermit Anderson, Robertson Gilliland, Tony Goodman, Kevin Schuyler, and Cary Claiborne. Our board of directors has undertaken a review of its composition and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. Kermit Anderson, Robertson Gilliland, and Kevin Schuyler is “independent” under the applicable rules of the SEC and Nasdaq and that each of Mr. Claiborne and Mr. Goodman are not “independent” as defined under such rules. In making such determination, our board of directors considered the relationship that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director. Messrs. Claiborne and Goodman are not independent directors under these rules because Mr. Claiborne is our Chief Executive Officer and President and Mr. Goodman is our Chief Operating Officer.

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

Audit Committee

The members of our Audit Committee are Messrs. Schuyler, Gilliland, and Anderson each of whom has been determined by our board of directors to be independent under applicable Nasdaq and SEC rules and regulations. Mr. Schuyler is the chair of the Audit Committee. Mr. Newman served on the Audit Committee until his resignation on January 5, 2026. Mr. Gilliland was appointed to the Audit Committee upon Mr. Newman’s resignation. Our Audit Committee’s responsibilities include, among others:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting, disclosure controls and procedures;

●	overseeing our internal audit function;

●	discussing our risk management policies;

●	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

●	meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;

●	reviewing and discussing our policies regarding information technology security and protection from cyber risks;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the Audit Committee report required by the SEC.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our Audit Committee.

Our board of directors has determined that Mr. Schuyler is an “audit committee financial expert” as defined in applicable SEC rules.

Compensation Committee

The members of our Compensation Committee are Messrs. Anderson and Gilliland, each of whom has been determined by our board of directors to be independent under current Nasdaq rules and regulations. Mr. Anderson is the chair of the Compensation Committee. Mr. Newman served on the Compensation Committee until his resignation on January 5, 2026. Our Compensation Committee’s responsibilities include, among others:

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

Board of Directors Leadership Structure

Kevin Schuyler serves as our Nonexecutive Chairman of the Board and also as our Lead Independent Director. As Chairman of the Board he presides over meetings of the board of directors. As Lead Independent Director he presides over the executive sessions of the board of directors, during which our independent directors meet without management, and he serves as the principal liaison between management and the independent directors of the board of directors. We do not have a formal policy regarding having a separate lead independent director. Our board of directors has determined its leadership structure is appropriate and effective for us, given our stage of development.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the information as to compensation paid to or earned by our executive officers during the years ended December 31, 2025 and 2024 whose total compensation for the last completed fiscal year exceeded $100,000. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Salary		Bonuses		Option & Stock Award(s)		All Other Compensation		Total
Cary Claiborne	2025	$489,250		$244,625	(1)	$80,538	(2)	$76,240	(3)	$890,653
Chief Executive Officer and Member of the Board of Directors	2024	$485,688		$225,000	(4)	$415,008	(5)	$75,643	(6)	$1,201,339

Vinay Shah	2025	$315,000		$94,500	(7)	$5,252	(8)	$44,103	(9)	$458,855
Chief Financial Officer(17)	2024	$39,375		$10,000	(18)	$36,583	(19)	$5,246	(20)	$91,204

Tony Goodman	2025	$300,000	(10)	$67,808	(11)	$54,859	(12)	$47,300	(13)	$469,967
Chief Operating Officer	2024	$298,500	(14)	$–		$47,698	(15)	$30,000	(16)	$376,198

(1)	The Company has accrued an expense of $244,625 for a bonus deemed earned in 2025. However, at the date of this report, Mr. Claiborne’s bonus has not been paid and remains at the Board of Directors’ discretion.

(2)	The total fair value of 5,520 options to purchase shares of common stock at an exercise price of $17.25 per share issued on May 29, 2025 at a fair value of $14.59 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(3)	Includes (i) the payment of $32,240 of medical, dental, life, and disability insurance premiums, (ii) $14,000 of matched 401(k) contributions, and (iii) $30,000 cash fee for services as a Director.

(4)	Comprised of a $225,000 cash bonus payment earned in 2024 and paid in 2025.

(5)	The total fair value of 2,400 options to purchase shares of common stock at an exercise price of $33.75 per share issued on March 23, 2024 at a fair value of $28.50 per option and 14,000 options to purchase shares of common stock at an exercise price of $28.75 per share issued on December 5, 2024 at a fair value of $24.75 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(6)	Includes (i) the payment of $31,530 of medical, dental, life, and disability insurance premiums, (ii) $13,800 of matched 401(k) contributions, (iii) $30,000 cash fee for services as a Director, and (iv) $313 of reimbursed telephone expenses.

(7)	The Company has accrued an expense of $94,500 for a bonus deemed earned in 2025. However, at the date of this report, Mr. Shah’s bonus has not been paid and remains at the Board of Directors’ discretion.

(8)	The fair value of 360 options to purchase shares of common stock at an exercise price of $17.25 per share issued on May 29, 2025 at a fair value of $14.59 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(9)	Includes (i) the payment of $31,103 of medical, dental, life, and disability insurance premiums, and (ii) $13,000 of matched 401(k) contributions.

(10)	Mr. Goodman’s salary was paid to the Keswick Group, LLC, of which he is principal, through March 31, 2025, Mr. Goodman became an employee of the Company as of April 1, 2025.

(11)	The Company has accrued an expense of $67,808 for a bonus deemed earned in 2025. However, at the date of this report, Mr. Goodman’s bonus has not been paid and remains at the Board of Directors’ discretion.

(12)	The total fair value of 3,760 options to purchase shares of common stock at an exercise price of $17.25 per share issued on May 29, 2025 at a fair value of $14.59 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(13)	Includes (i) the payment of $17,300 of medical, dental, life, and disability insurance premiums, and (ii) $30,000 cash fee for services as a Director.

(14)	Mr. Goodman’s salary is paid to the Keswick Group, LLC, of which he is principal.

(15)	The total fair value of 1,680 options to purchase shares of common stock at an exercise price of $33.75 per share issued on March 23, 2024 at a fair value of $28.50 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(16)	Comprised of a $30,000 cash fee for services as a Director.

(17)	Mr. Shah was appointed to the position of Chief Financial Officer on November 16, 2024.

(18)	Comprised of a $10,000 cash bonus payment earned in 2024 and paid in 2025.

(19)	The total fair value of 1,600 options to purchase shares of common stock at an exercise price of $26.50 per share issued on November 16, 2024 at a fair value of $22.90 per option. Options vest over a three year period from grant date. Fair value computed in accordance with FASB ASC Topic 718.

(20)	Includes the payment of medical, dental, life, and disability insurance premiums.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2025)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Cary Claiborne						—	$—
Chief Executive Officer and	96	—		$1,943.75	10/25/31
Member of the Board of Directors	208	—		$1,650.00	12/7/31
	10	—		$1,250.00	2/23/32
	426	54	(1)	$187.50	5/22/33
	1,466	934	(2)	33.75	3/25/34
	5,055	8,945	(3)	28.75	12/5/34
	1,226	4,294	(4)	17.25	5/29/35

Vinay Shah	622	978	(5)	$26.50	11/16/34
Chief Financial Officer	80	360	(4)	$17.25	5/29/35

Tony Goodman	17	—		$3,561.80	6/30/27
Chief Operating Officer	96	—		$900.00	3/3/27
	64	—		$1,943.75	2/8/31
	64	—		$1,250.00	2/23/32
	40	—		$768.75	6/27/32
	71	9	(1)	$187.50	5/23/33
	1,026	654	(2)	$33.75	3/25/34
	835	2,925	(4)	$17.25	5/29/35

(1)	One thirty-sixth (1/36) of these options vested on the date of grant, May 23, 2023, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(2)	One thirty-sixth (1/36) of these options vested on the date of grant, March 25, 2024, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(3)	One thirty-sixth (1/36) of these options vested on the date of grant, December 5, 2024, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(4)	One thirty-sixth (1/36) of these options vested on the date of grant, May 29, 2025, with an additional one thirty-sixth vesting on the first day of each subsequent month.

(5)	One thirty-sixth (1/36) of these options vested on the date of grant, November 16, 2024, with an additional one thirty-sixth vesting on the first day of each subsequent month.

Clawback Policy

The Board has adopted a clawback policy which provides for the recovery of performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we shall recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

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

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, typically in connection with our first meeting of the Board of Directors each fiscal year or the last meeting of the year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2025, we did not award any options to a named executive officer in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information, and ending one business day after the filing or furnishing of such report other than as set forth in the table below.

Name	Grant date	Number of securities underlying the award	Exercise price of the award per share	Grant date fair value of the award	Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information
Cary Claiborne	05/29/25	5,520	$17.20	$80,538	(0.44)%
Vinay Shah	05/29/25	360	$17.20	$5,252	(0.44)%
Tony Goodman	05/29/25	3,760	$17.20	$54,859	(0.44)%

Employment Agreements and Consulting Agreement

Employment Agreements

We are currently a party to employment agreements with each of Messrs. Claiborne, Goodman and Shah.

In connection with the appointment of Mr. Claiborne as Chief Operating Officer of the Company, we and Mr. Claiborne entered into a three-year employment agreement (the “Claiborne Employment Agreement”). Pursuant to the terms of the Claiborne Employment Agreement, Mr. Claiborne received an annual base salary of $304,000, had a target bonus opportunity equal to 40% of his base salary and devoted no less than 80% of his business time to the affairs of the Company. On August 22, 2022, Mr. Claiborne was appointed Chief Executive Officer by the Board of Directors, at which time his employment agreement was amended to increase his annual base salary to $450,000 and Mr. Claiborne agreed to devote substantially all his business time to the affairs of the Company. On execution of this agreement, Mr. Claiborne was also granted 1,600 shares of common stock, said shares vesting over a three year period. Effective December 5, 2024, we entered into an Amended and Restated Employment Agreement (the “Claiborne EA”) with Mr. Claiborne to employ him as our Chief Executive Officer for a three-year term commencing on December 5, 2024. The Claiborne EA replaces and supersedes the Claiborne Employment Agreement, as amended August 22, 2022. Pursuant to the Claiborne EA, Mr. Claiborne receives an annual base salary of $489,250 and his bonus target was increased to 50% of his base salary upon achievement of objectives as may be determined by our board of directors. Mr. Claiborne also received a grant of stock options to purchase 14,000 shares of our common stock under the 2017 Equity Incentive Plan, vesting monthly on a pro rata basis over 36 months. Mr. Claiborne’s annual salary is subject to increase at the discretion of the Board. The Board may, in its discretion, pay a portion of Mr. Claiborne’s annual bonus in the form of cash or equity or equity-based awards (or any combination thereof). Mr. Claiborne is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

On March 20, 2025, we entered into an employment agreement with Tony Goodman (the “Goodman Employment Agreement”) to employ Mr. Goodman as the Company’s Chief Operating Officer for a three-year term effective April 1, 2025 (the “Effective Date”) at an annual base salary of $300,000, with a discretionary bonus of up to 30% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors. The Goodman Employment Agreement provides that Mr. Goodman will be eligible to six (6) months’ severance for a without cause termination of employment and twelve (12) months’ severance for a without cause termination of employment following a change of control of the Company.

Prior to the execution of the Goodman Employment Agreement, Mr. Goodman was appointed as our Chief Operating Officer on January 18, 2024, and served in such role pursuant to a Statement of Work #2 (“SOW#2”) to the Services Agreement, that we entered into with The Keswick Group, LLC on January 17, 2024, Under SOW#2, Mr. Goodman was paid compensation of $25,000 per month and devoted no less than 75% of his business time to performing this role. This agreement was terminated upon the effectiveness of the Goodman Employment Agreement on April 1, 2025.

In connection with the appointment of Mr. Shah as Chief Financial Officer of the Company, we and Mr. Shah entered into an employment agreement (the “Shah EA”) for a three-year term effective November 16, 2024. Pursuant to the Shah EA, Mr. Shah receives an annual base salary of $315,000, with a discretionary bonus of up to 30% of his base salary upon achievement of objectives as may be determined by our board of directors. Pursuant to the Shah EA, we also issued to Mr. Shah a stock option to purchase up to 1,600 shares of common stock pursuant to our 2017 Equity Incentive Plan (the “Plan”), which vests pro rata on a monthly basis over 36 months, at an exercise price of $26.50. Mr. Shah is also subject to certain restrictive covenants, including a non-competition (applicable during employment and for 24 months thereafter), customer non-solicitation and employee and independent contractor non-solicitation (each applicable during employment and for 12 months thereafter), as well as confidentiality (applicable during employment and 7 years thereafter) and non-disparagement restrictions (applicable during employment and at all times thereafter).

In the event that Mr. Claiborne’s, Mr. Shah’s or Mr. Goodman’s (each an “Executive”) employment is terminated by us other than for Cause, or upon his resignation for Good Reason (as such terms are defined in the Claiborne EA, Shah EA, and Goodman EA), the Executive will be entitled to any unpaid bonus earned in the year prior to the termination, a pro -rata portion of the bonus earned during the year of termination, continuation of base salary for 12 months in the case of Mr. Claiborne, or 6 months in the case of Mr. Shah and Mr. Goodman. In the event Mr. Claiborne’s employment is terminated without Cause following a Change of Control, he will be entitled to any unpaid bonus earned in the year prior to the termination, and a lump sum payment equal to two times the sum of: (i) his annual base salary and (ii) the higher of his target cash bonus and the annual bonus paid to him with respect to the fiscal year prior to the fiscal year in which termination occurred. In the event Mr. Shah’s or Mr. Goodman’s employment is terminated without Cause following a Change of Control, he will be entitled to any unpaid bonus earned in the year prior to the termination, and a lump sum payment equal to twelve times his monthly base salary and the higher of his target cash bonus and the annual bonus paid to him with respect to the fiscal year prior to the fiscal year in which termination occurred.

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

For purpose of each of the Claiborne EA, Shah EA, and Goodman EA, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s duties, responsibilities or authority; (ii) a reduction of the Executive’s base salary; (iii) failure or refusal of a successor to us to either materially assume our obligations under the employment agreement or enter into a new employment agreement with the Executive on terms that are materially similar to those provided under this Agreement, in any case, in the event of a Change of Control; (iv) relocation of the Executive’s primary work location that results in an increase in the Executive’s one -way driving distance by more than twenty -five (25) miles from the Executive’s then -current principal residence; or (v) a material breach of the employment agreement by us.

For purposes of the Claiborne EA, Shah EA, and Goodman EA, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the board of directors in its sole and absolute discretion: (i) conviction for, or entering of a plea of guilty or nolo contendere (or its equivalent under any applicable legal system) with respect to (A) a felony or (B) any crime involving moral turpitude; (ii) commission of fraud, misrepresentation, embezzlement or theft against any person; (iii) engaging in any intentional activity that injures or would reasonably be expected to injure (monetarily or otherwise), in any material respect, the reputation, the business or a business relationship of the Company or any of its affiliates; (iv) gross negligence or willful misconduct in the performance of the Executive’s duties to us or its affiliates under this Agreement, or willful refusal or failure to carry out the lawful instructions of the board of directors that are consistent with the Executive’s title and position; (v) violation of any fiduciary duty owed to us or any of its affiliates; or (vi) breach of any restrictive covenant (as defined) or material breach or violation of any other provision of the employment agreement, of a written policy or code of conduct of our company or any of our affiliates (as in effect from time to time) or any other agreement between the Executive and we or any of our affiliates. Except when such acts constituting Cause which, by their nature, cannot reasonably be expected to be cured, the Executive will have twenty (20) days following the delivery of written notice by the Company of its intention to terminate the Executive’s employment for Cause within which to cure any acts constituting Cause. Following such twenty (20) day cure period, and if the reason stated in the notice is not cured, the Executive shall be given five (5) business days prior written notice to appear (with or without counsel) before the full Board for the opportunity to present information regarding his views on the alleged Cause event. After we provide the original notice of our intent to terminate Executive’s employment for Cause, we may suspend the Executive, with pay, from all his duties and responsibilities and prevent him from accessing our or our affiliates premises or contacting any of our personal or any of our affiliates until a final determination on the hearing is made. The Executive will not be terminated for Cause until a majority of the independent directors approve such termination following the hearing.

For the purposes of each of the Claiborne EA, Shah EA, and Goodman EA, “Change of Control” is defined as: (i) the accumulation over a twelve (12) month period, whether directly or indirectly, by any individual, entity or group of our securities representing over fifty (50%) percent of the total voting power of all our then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; (iii) a sale of substantially all of our assets; or (iv) during any period of twelve (12) consecutive months, our current directors, together with any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office, cease for any reason to constitute at least a majority of the board of directors.

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

Director Compensation

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2025. Mr. Claiborne and Mr. Goodman also served on our board of directors and received compensation as a result. The compensation for Mr. Claiborne and Mr. Goodman as executive officers and directors is set forth above under “—Summary Compensation Table.”

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
J. Kermit Anderson	$49,000	—	$16,341	$—	—	—	$65,341
Robertson H. Gilliland, MBA	$44,000	—	$16,341	$—	—	—	$60,341
James W. Newman, Jr. (2)	$44,000	—	$16,341	$—	—	—	$60,341
Kevin Schuyler, MBA, CFA	$50,000	—	$16,341	$—	—	—	$66,341

(1)	As of December 31, 2025, the following are the total outstanding number of option awards held by each of our non-employee directors, all awards having been made prior to January 1, 2026:

Name	Option Award (#)
J. Kermit Anderson	1,912
Robertson H. Gilliland, MBA	1,912
James W. Newman, Jr.	1,912
Kevin Schuyler, MBA, CFA	1,912

(2)	Mr. Newman resigned as a member of the board of directors on January 5, 2026. He served on the Audit Committee and the Compensation Committee.

Directors receive cash compensation for their service as directors, including service as members of each committee on which they serve.

On June 30, 2017, the board of directors approved a plan for the annual cash compensation of directors, which plan was amended on February 12, 2021 with respect to directors’ compensation, which plan remained in effect in 2025:

	Board	Audit Committee	Compensation Committee	Nominating & Governance Committee
Chair	$30,000	$16,000	$11,000	$8,000
Member	$30,000	$8,000	$6,000	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 4, 2026, with respect to the beneficial ownership of our common stock by each of the following:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

As of March 4, 2026, we had 1,427,970 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options, warrants or other rights that are either immediately exercisable or exercisable on or before approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each of the individuals and entities listed in this table is c/o Adial Pharmaceuticals, Inc., 4870 Sadler Rd, Suite 300, Glen Allen, VA 23060.

Name and address of beneficial owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Directors and named executive officers
Cary J. Claiborne (Chief Executive Officer, President, and Director)(1)	13,410	* %
Vinay Shah (Chief Financial Officer)(2)	920	*
J. Kermit Anderson (Director)(3)	1,032	*
Robertson H. Gilliland, MBA (Director)(4)	1,032	*
Kevin Schuyler, CFA (Director)(5)	1,312	*
Tony Goodman (Chief Operating Officer and Director)(6)	2,839	*

5% Stockholders
Armistice Capital, LLC (7)	76,935	5.4%

All current executive officers and directors as a group (6 persons)(8)	20,545	1.42%

*	less than 1%

(1)	Comprised of 2,432 shares of common stock and an option to purchase 10,978 shares of common stock which will vest within 60 days of March 4, 2026.

(2)	Includes option to purchase 920 shares of common stock, which will vest within 60 days March 4, 2026.

(3)	Includes option to purchase 1,032 shares of common stock which will vest within 60 days of March 4, 2026.

(4)	Includes option to purchase 1,032 shares of common stock which will vest within 60 days of March 4, 2026.

(5)	Includes (i) 28 shares common stock owned by Mr. Schuyler, (ii) 4 shares of our common stock, a warrant to acquire 3 shares of our common stock at an exercise price of $3.25 per share, and a warrant to acquire 1 share of common stock at exercise price of $4,771.50, owned by Carolyn M. Schuyler, Mr. Schuyler’s wife, (iii) warrant to acquire 1 share common stock at exercise price of $3.25 per share and warrant to acquire 13 shares common stock at exercise price of $4,771.50 per share, all owned by the Kevin William Schuyler 2020 Irrevocable Perpetuities Trust, for which Mr. Schuyler’s wife Carolyn M. Schuyler, is trustee, and (iv) 230 shares of common stock, all owned directly by MVA 151 Investors, LLC. MVA 151 Investors, LLC is an entity under Mr. Schuyler’s control. Includes option to purchase 1,032 shares of common stock which will vest within 60 days of March 4, 2026.

(6)	Comprised of 11 shares of our common stock and options to purchase 2,828 shares of common stock which will vest within 60 days of March 4, 2026.

(7)	Includes 76,935 shares of common stock (which excludes 935,430 shares of common stock issuable upon the exercise of common stock purchase warrants that are subject to a beneficial ownership limitation of 4.99%. The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, New York 10022.

(8)	Includes all of the current directors and all of the current executive officers.

Changes In Control

None.

Equity Compensation Plan Information

See Part I, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval and Ratification of Transactions with Related Persons

The general policy of Adial Pharmaceuticals, Inc. and our audit committee is that all material transactions with a related-party and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by our audit committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to our company and our stockholders. In general, potential related-party transactions will be identified by our management and discussed with our audit committee at our audit committee’s meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to our audit committee with respect to each issue under consideration and decisions will be made by our audit committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our audit committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Conduct and Ethics, both of which are publicly available on our website at www.adial.com under the heading “Investors—Corporate Governance.”

Related-Party Transactions

Except as disclosed below or under Executive Compensation and Director Compensation, there were no related party transactions during the two years ended December 31, 2025 or the current year as of the date of filing this Annual Report on Form 10-K.

License with University of Virginia Patent Foundation

In January 2011, we entered into an exclusive, worldwide license agreement with the University of Virginia Patent Foundation, dba UVA Licensing and Ventures Group (“UVA LVG”) for rights to make, use or sell licensed products in the United States based upon the ten separate patents and patent applications made and held by UVA LVG. As consideration for the rights granted in the UVA LVG License, the we are obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, we paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payments upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or our sale, $275,000 upon acceptance of an NDA by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to a 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, we are obligated to pay royalties to UVA LVG equal to a percentage of what we would have been required to pay to UVA LVG had it sold the products under sublicense ourselves. In addition, we are required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by us to the UVA LVG may then be distributed to our former Chairman of the Board and former Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time. During the year ended December 31, 2025, we recognized $40,000 minimum license royalty expenses under this agreement. During the year ended December 31, 2024 we received a credit and therefore no expenses were recognized under this agreement. At December 31, 2025, total accrued royalties and fees due to UVA LVG were $40,000.

Incentive Plan

On April 1, 2018, the board of directors approved and then revised, respectively, a Grant Incentive Plan to provide incentive for Bankole A. Johnson, the Chief Medical Officer (the “Plan Participant”), to secure grant funding for us. Under the Grant Incentive Plan, we will make a cash payment to the Plan Participant each year based on the grant funding received by us in the preceding year in an amount equal to 10% of the first $1 million of grant funding received and 5% of grant funding received in the preceding year above $1 million. Amounts to be paid to the Plan Participants will be paid to each as follows: 50% in cash and 50% in stock. As of December 31, 2025, no grant funding that would result in a payment to the Plan Participant had been obtained.

Consulting Agreement

On March 24, 2019, we entered into a consulting agreement (the “Consulting Agreement”) with Dr. Bankole A. Johnson, who at the time of the agreement was serving as the Chairman of the Board of Directors, for his service as our Chief Medical Officer. The Consulting Agreement had a term of three years, unless terminated by mutual consent or by the Company for cause. Dr. Johnson resigned as Chairman of the Board of Directors at the time of execution of the consulting agreement. Under the terms of the Consulting Agreement, Dr. Johnson’s annual fee of $375,000 per year was paid twice per month. On September 8, 2022, Dr. Johnson’s Consulting Agreement was amended to increase his annual compensation to $430,000 annually and to pay him series of bonuses in cash and shares on the occurrence of certain milestones, the agreement to continue until terminated on 30 days notice by either party. We recognized $0 and $108,750 in compensation expense in the years ended December 31, 2025 and 2024, respectively, due to this agreement.

On April 10, 2024, we provided Dr. Johnson with notice of the termination of our consulting agreement with him. As a result of the termination of the Consulting Agreement, effective as of May 17, 2024, Dr. Johnson ceased serving as our Chief Medical Officer. On April 24, 2024, Dr. Johnson executed a separation agreement with us providing for Dr. Johnson’s continued service as a consultant on an hourly basis as needed, a separation payment of $56,792, and for certain payments on the occurrence of milestones. In June of 2024, we determined that Dr. Johnson had achieved milestones making due to him payments of $40,000, which payment was made on August 20, 2024. On August 18, 2024, we issued 96 shares of common stock to Dr. Johnson on achievement of certain milestones as agreed under the separation agreement at a cost of $24.50 cents per share, for a total cost of $2,352.

Master Services Agreement with The Keswick Group, LLC

Effective March 15, 2023, we entered in a master services agreement (the “Services Agreement”) with The Keswick Group, LLC, of which Tony Goodman is the founder and principal, pursuant to which The Keswick Group, LLC has agreed to serve as a business consultant to lead our partnering efforts for AD04 for nine months at a monthly fee of $22,000, with a performance bonus of 4,000 shares of our restricted common stock issuable upon our completion of a partnering agreement for AD04 through its efforts. The opportunity to earn the restricted stock performance bonus expires if a partnering agreement has not been completed before December 31, 2025. The Services Agreement may be terminated by either party upon thirty (30) days’ notice. In the years ended December 31, 2025 and 2024, the Company recognized $75,000 and $298,000, respectively, in expenses associated with this agreement.

On January 17, 2024, we entered into a Statement of Work #2 (“SOW#2”) to the Services Agreement, with The Keswick Group, LLC, pursuant to which Mr. Goodman has agreed to serve in the capacity as our Chief Operating Officer at a compensation of $25,000 per month and devote no less than 75% of his business time to performing this role. This agreement was terminated upon the effectiveness of the Goodman Employment Agreement on April 1, 2025.

Adovate Shared Services Agreement

On July 1, 2023, we entered into a shared services agreement with Adovate, Inc. (“Adovate”), in which the Company holds a significant equity stake, for sharing of the efforts of certain Adovate employee time and use of Adovate office space and equipment, and for the sharing of efforts of certain of our employees. In the years ended December 31, 2025 and 2024, the Company recognized $0 and $55,667, respectively, in expenses associated with this agreement.

We also had shared service agreements with Adovate during the years ended December 31, 2025 and 2024. Under the terms of these agreements, certain employees of ours provided services to Adovate. We are reimbursed for the allocable portion of the salaries, benefits and bonuses when paid based upon each individual agreement. Our policy is to record these reimbursements as a reduction of General and Administrative expenses in the accompanying Consolidated Statement of Operations. During the years ended December 31, 2025 and 2024, we recognized reimbursements of approximately $138,000 and $163,000, respectively, under these agreements. At December 31, 2025 and 2024 accounts receivable balances of $41,758 and $56,020 were recorded in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Director Independence

The information included under the heading “Board Composition and Election of Directors” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services.

Marcum LLP serves as our independent registered public accounting firm. for the year ended December 31, 2024. Based on information provided by Marcum, CBIZ CPAs P.C. (“CBIZ”) acquired the attest business of Marcum, effective November 1, 2024. Marcum continued to serve as our independent registered public accounting firm through April 28, 2025. On April 28, 2025, Marcum resigned as our independent registered public accounting firm, and CBIZ was engaged to serve as our independent registered public accounting firm for the year ending December 31, 2025,

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2025 and 2024 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024

Audit Fees(1)	$305,235	$237,562
Tax Fees	—	—
Audit-Related Fees	—	—
Other Fees	—	—
	$305,235	$237,562

(1)	Audit fees were for professional services rendered for the annual audit and reviews of the interim results included in the Form 10-Q’s of the financial statements of the Company, and professional services rendered in connection with our underwritten public offerings of shares as well as services provided with other statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below in the Exhibit Index are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1*	Option Agreement for the Acquisition of Purnovate, Inc. by Adenomed, LLC dated as of January 27, 2023 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2023)
2.2	Option Exercise Agreement, dated May 8, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 10, 2023)
2.3	Final Acquisition Agreement, dated September 18, 2023, by and between Adovate LLC and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 21, 2023)
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (File No. 001-38323), filed with the Securities and Exchange Commission on March 28, 2022)
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023)
3.4	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
3.5	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 4, 2026).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017)
4.4+	Option Agreement between ADial Pharmaceuticals, L.L.C and Tony Goodman, effective July 1, 2017 (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.5+	Grant Incentive Plan (Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
4.6+	Form of Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

4.7+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
4.8	Form of Common Stock Purchase Warrant dated November 21, 2017 by and among Adial Pharmaceuticals, Inc. and certain investors (Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on November 22, 2017)
4.16	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
4.17#	Description of Securities
4.18	Form of Series B-1 Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 7, 2025)
4.19	Form of Series C-1 Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 7, 2025)
4.20	Form of Placement Agent Series B-1 Warrant (Incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-3, File No. 333- 287679, filed with the Securities and Exchange Commission on May 30, 2025)
4.21	Form of Placement Agent Series C-1 Warrant (Incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S 3, File No. 333- 287679, filed with the Securities and Exchange Commission on May 30, 2025)
4.22	Form of Series D Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
4.23	Form of Series E Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
4.24	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
4.25	Form of Series F Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 1, 2025)
10.1	License Agreement between the University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C. effective January 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.2	Amendment #1 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective October 21, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.3	Amendment #2 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective May 18, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.4	Amendment #3 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective March 27, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)

10.7	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.8	Amendment #4 to License Agreement between University of Virginia Patent Foundation and ADial Pharmaceuticals, L.L.C effective August 15, 2017 (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on September 7, 2017)
10.9	Amendment #5 to License Agreement between University of Virginia Patent Foundation and Adial Pharmaceuticals, Inc., dated as of December 14, 2017 (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on April 16, 2018)
10.11	Amendment No. 6 to License Agreement between the Company, University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group dated as of December 18, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 19, 2018)
10.15	Amendment No. 1 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Stock Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.16+	Form of Stock Option Grant Notice, Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) and Notice of Exercise under the 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, File No. 333-226884, filed with the Securities and Exchange Commission on September 13, 2019)
10.17	Amendment No. 7 to License Agreement by and between the University of Virginia Patent Foundation d/b/a the University of Virginia Licensing and Ventures Group and Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 31, 2019)
10.19+	Amendment No. 2 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, File No. 001-38323, filed with the Securities and Exchange Commission on July 21, 2020)
10.20	Equity Purchase Agreement, dated December 7, 2020, by and among Adial Pharmaceuticals, Inc., Purnovate, LLC, the members of Purnovate, LLC and Robert D. Thompson, as member representative (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 10, 2020)
10.22	Amendment, dated January 25, 2021, by and among Adial Pharmaceuticals, Inc., Purnovate, Inc., a wholly owned subsidiary of Adial, PNV Conversion Corp. as successor-in interest to Purnovate, LLC, and Robert D. Thompson, as member representative, to the Equity Purchase Agreement, dated December 7, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 1, 2021)

10.24+	Amendment No. 3 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on September 29, 2021)
10.25+	Employment Agreement between Adial Pharmaceuticals, Inc. and Cary Claiborne, dated as of December 7, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 9, 2021)
10.26	Amendment to Employment Agreement, dated as of August 22, 2022, between Adial Pharmaceuticals, Inc. and Cary J. Claiborne (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 23, 2022)
10.28	Amendment No. 4 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 13, 2022)
10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.30	Placement Agency Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.31	Voting Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 23, 2023)
10.32	Master Services Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21, 2023)
10.33	Purchase Agreement, dated as of May 31, 2023, by and between Adial Pharmaceuticals, Inc. and Alumni Capital LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 2, 2023)
10.34	Form of Securities Purchase Agreement, dated October 19, 2023, by and between Adial Pharmaceuticals, Inc. and the Purchaser signatory thereto* (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
10.35	Form of Registration Rights Agreement, dated October 19, 2023, by and between Adial Pharmaceuticals, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 24, 2023)
10.36	Amendment No. 5 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 6, 2023)
10.37	Statement of Work #2, dated January 17, 2024, to Master Services Agreement between Adial Pharmaceuticals, Inc. and The Keswick Group, LLC, dated March 15, 2023 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on January 18, 2024)
10.38	Form of Warrant Inducement Agreement dated March 1, 2024 by and between Adial Pharmaceuticals, Inc. and Holder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 6, 2024)
10.39+	Separation Agreement between Adial Pharmaceuticals, Inc. and Dr. Bankole Johnson, dated April 22, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 26, 2024)

10.40+	Separation Agreement between Adial Pharmaceuticals, Inc. and Joseph Truluck, dated November 1, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 5, 2024)
10.41+	Employment Agreement between Adial Pharmaceuticals, Inc. and Vinay Shah, dated November 1, 2024 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 5, 2024)
10.42+	Amendment No. 6 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on November 12, 2024)
10.43+	Amended and Restated Employment Agreement between Adial Pharmaceuticals, Inc. and Cary J. Claiborne, effective as of December 5, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 6, 2024)
10.44	Purchase Agreement, dated as of December 13, 2024, by and between Adial Pharmaceuticals, Inc. and Alumni Capital LP (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 18, 2024)
10.45+	Employment Agreement between Adial Pharmaceuticals, Inc. and Tony Goodman, effective April 1, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 21, 2025)
10.46	Form of Warrant Inducement Agreement by and between Adial Pharmaceuticals, Inc. and Holder, dated May 2, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on May 7, 2025)
10.47	Form of Securities Purchase Agreement, dated June 17, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
10.48	Form of Form of Amendment No. 1 to Series B-1 Common Stock Purchase Warrant and Series C-1 Common Stock Purchase Warrant, dated June 17, 2025 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 18, 2025)
10.49	Amendment No. 7 to the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
10.50	Sales Agreement, dated August 1, 2025, entered into by and between Adial Pharmaceuticals, Inc. and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025)
10.51	Form of Warrant Inducement Agreement by and between Adial Pharmaceuticals, Inc. and Holder, dated November 29, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on December 1, 2025)
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 4, 2025)
23.1#	Consent of CBIZ CPA’s P.C.
23.2#	Consent of Marcum LLP
31.1#	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 1, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Instance Document.
104	Inline XBRL Taxonomy Extension Schema Document.

#	Filed herewith

+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

*	Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The redacted information has been marked by brackets as [***]. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5 day of March, 2026.

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

Signature	Title	Date

/s/ Cary Claiborne	Chief Executive Officer and President	March 5, 2026
Cary Claiborne	(Principal Executive Officer)

/s/ Vinay Shah	Chief Financial Officer	March 5, 2026
Vinay Shah	(Principal Financial and Accounting Officer)

/s/ Kevin Schuyler	Chairman of the Board of Directors	March 5, 2026
Kevin Schuyler, CFA

/s/ J. Kermit Anderson	Member of the Board of Directors	March 5, 2026
J. Kermit Anderson

/s/ Robertson H. Gilliland	Member of the Board of Directors	March 5, 2026
Robertson H. Gilliland

/s/ Tony Goodman	Member of the Board of Directors	March 5, 2026
Tony Goodman