Form 10-Q
period 2026-03-31
ADIAL PHARMACEUTICALS, INC.
filed 2026-05-08
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock outstanding as of May 6, 2026 was 2,143,621.

ADIAL PHARMACEUTICALS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations, and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (“2025 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,584,100	$5,881,217
Prepaid expenses and other current assets	218,848	299,666
Total Current Assets	4,802,948	6,180,883

Intangible assets, net	2,643	2,784
Equity method investment	421,730	489,700
Total Assets	$5,227,321	$6,673,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$573,567	$655,207
Accrued expenses	936,504	741,702
Total Current Liabilities	1,510,071	1,396,909
Total Liabilities	$1,510,071	$1,396,909

Commitments and contingencies – see Note 7

Stockholders’ Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share, 0 shares outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock, 100,000,000 shares authorized with a par value of $0.001 per share, 1,509,200 and 1,111,010 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,509	1,111
Additional paid in capital	95,710,627	95,247,841
Accumulated deficit	(91,994,886)	(89,972,494)
Total Stockholders’ Equity	3,717,250	5,276,458
Total Liabilities and Stockholders’ Equity	$5,227,321	$6,673,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Operating Expenses:
Research and development expenses	$432,530	$746,891
General and administrative expenses	1,568,951	1,520,402
Total Operating Expenses	2,001,481	2,267,293

Loss From Operations	(2,001,481)	(2,267,293)

Other Income (Expense)
Interest income	47,059	35,346
Losses from equity method investment	(67,970)	(163,090)
Other income	—	166,236
Total Other Income (Expense)	(20,911)	38,492

Net Loss	$(2,022,392)	$(2,228,801)

Net loss per share, basic and diluted	$(1.48)	$(8.52)
Weighted average shares, basic and diluted	1,370,109	261,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	1,111,010	$1,111	$95,247,841	$(89,972,494)	$5,276,458
Equity-based compensation - stock option expense	—	—	86,200	—	86,200
Equity-based compensation - stock issuances to vendors	—	—	61,700	—	61,700
Shares issued from abeyance	216,960	217	(217)	—	—
Net proceeds from sale of common stock	181,230	181	315,103	—	315,284
Net loss	—	—	—	(2,022,392)	(2,022,392)
Balance, March 31, 2026	1,509,200	$1,509	$95,710,627	$(91,994,886)	$3,717,250

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	258,826	$259	$86,063,148	$(81,995,323)	$4,068,084
Equity-based compensation - stock option expense	—	—	93,301	—	93,301
Equity-based compensation - stock issuances to a vendor and vesting to employee	4,000	4	143,426	—	143,430
Net proceeds from sale of common stock	3,000	3	50,645	—	50,648
Net loss	—	—	—	(2,228,801)	(2,228,801)
Balance, March 31, 2025	265,826	$266	$86,350,520	$(84,224,124)	$2,126,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADIAL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(2,022,392)	$(2,228,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	147,900	236,731
Amortization of intangible assets	141	141
Change in value of equity method investment	67,970	163,090
Change in fair value contingent consideration	—	(150,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	80,818	44,844
Accrued expenses	194,802	81,239
Accounts payable	(81,640)	282,300
Accounts payable, related party	—	(14,937)
Net cash used in operating activities	(1,612,401)	(1,585,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash receipt from contingent consideration	—	150,000
Net cash provided by investing activities	—	150,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	315,284	50,648
Net cash provided by financing activities	315,284	50,648

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,297,117)	(1,384,745)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	5,881,217	3,750,525

CASH AND CASH EQUIVALENTS-END OF PERIOD	$4,584,100	$2,365,780

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

2 — GOING CONCERN AND OTHER UNCERTAINTIES

These unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception. Based on the current development plans for AD04 in both the U.S. and international markets and other operating requirements, the Company does not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of these unaudited condensed financial statements. During 2026, the Company received net proceeds of approximately $0.3 million from equity issuances. However, the Company will require additional capital to continue operations and development of AD04. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires Company management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of these financial statements and the reported amounts of expenses during the reporting period. Actual results might differ from these estimates.

Significant items subject to such estimates and assumptions include accruals associated with third party providers supporting clinical trials and income tax asset realization.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results of operations for the periods presented. The interim operating results are not necessarily indicative of results that may be expected for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 5, 2026 (the “2025 Form 10-K”).

Reverse Stock Split

On February 5, 2026, the Company effected a reverse stock split of the outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. The shares authorized for issue under the Company’s charter remained 100,000,000 common stock. The Company has retrospectively adjusted all references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in the condensed financial statements.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock, which are all voting shares. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three months ended March 31, 2026 and 2025, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the three months periods ended March 31, 2026 and 2025 were as follows:

	Potentially Dilutive Common Shares Outstanding March 31,
	2026	2025
Warrants to purchase common shares	1,240,480	168,062
Common Shares issuable on exercise of options	47,220	29,599
Unvested restricted stock	—	399
Total potentially dilutive Common Shares excluded	1,287,700	198,060

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation. At March 31, 2026, the Company did not exceed FDIC insurance limits in its insured bank accounts but held approximately $4.3 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gain or loss are included in the interest income and are immaterial to the financial statements. At December 31, 2025, the Company did exceed FDIC insurance limits in its insured bank accounts by approximately $17,000 and held approximately $5.6 million in non-FDIC insured cash equivalent accounts.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial decisions of the investee. The Company’s only equity method investment is in Adovate LLC (“Adovate”).

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

Shares of common stock issued are valued based on the fair value of the Company’s common stock as determined by the market closing price of a share of the Company’s common stock on the date of the commitment to make the issuance.

Segment Information

The Company operates as one operating segment with a focus on drug development for addiction and related disorders. The Company’s Chief Executive Officer, as its chief operating decision maker (CODM), manages and allocates resources to the operations of the Company’s on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables the Company’s Chief Executive Officer to assess its overall level of available resources and determine how best to deploy these resources across research and development projects in line with the Company’s long-term company-wide strategic goals.

Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update would require a public entity to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its condensed financial statements.

4 — EQUITY METHOD INVESTMENTS

The Company held a weighted average of 10.4% of Adovate’s equity during the three months ended December 31, 2025. The Company recognized an expense of $67,970, classified as other income (expense), against the carrying amount of the equity method investment, representing the Company’s portion of Adovate operating loss and a reduction in the amount of equity owned by the Company for the three months ended December 31, 2025. At March 31, 2026, the Company held 10.3% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate during the three months ended March 31, 2026 is summarized in the following table:

Equity investment carrying amount at January 1, 2026	$489,700
Portion of operating losses recognized	(139,370)
Share of dilution to new investors	71,400
Equity investment carrying amount at March 31, 2026	421,730

At March 31, 2026, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

Consideration for the sale of the assets of Purnovate, Inc. to Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. The Company recognized $150,000 in other income for a milestone achieved and payment received during the three months ended March 31, 2025.

5 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Employee compensation	$837,509	$660,307
Minimum license royalties	10,000	—
Pre-clinical and manufacturing expenses	—	3,900
Other	88,995	77,495
Total accrued expenses	$936,504	$741,702

6 — STOCKHOLDERS’ EQUITY

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock, from 50,000,000 to 100,000,000.

During the three months ended March 31, 2026, the Company issued 216,960 shares of common stock from shares held in abeyance related to the exercise of warrants in November 2025.

Standby Equity Purchase Agreement

On December 13, 2024, the existing Equity Purchase Agreement that the Company entered into with Alumni Capital, LLC (“Alumni”) dated May 31, 2023 was cancelled by mutual agreement. Simultaneously, the Company and Alumni entered into a new Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, 2,752 shares of common stock were issued to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA. During the three months ended March 31, 2026, no shares were sold under the terms of the New SEPA, leaving a remaining $4.9 million to be sold under the New SEPA.

At-the-market Offering Agreement

On August 1, 2025, the Company, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners (“AGP”) providing for the sale by the Company of its shares of common stock, from time to time, through the ATM, with certain limitations on the amount of common stock that may be offered and sold by the Company. The aggregate market value of the shares of common stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that the Company will pay AGP commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. AGP will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM. During the three months ended March 31, 2026, the Company sold 181,230 shares of common stock under the ATM for net proceeds of approximately $315,000.

2017 Equity Incentive Plan

On October 9, 2017, the Company adopted the Adial Pharmaceuticals, Inc. 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”); which became effective on July 31, 2018. Under the 2017 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the Plan will generally expire ten years from the date of grant and vest over a three-year period. At March 31, 2026, the Company had 144,075 shares issuable under the 2017 Equity Incentive Plan.

On August 1, 2025, the Company’s stockholders approved an amendment to the Company’s 2017 Equity Incentive Plan to increase the number of shares of common stock authorized for grant under the plan from 80,000 to 200,000.

Stock Options

The following table provides the stock option activity for the three months ended March 31, 2026:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding January 1, 2026	47,220	8.58	$151.15
Forfeited	—	—	—
Granted	—	—	—
Outstanding March 31, 2026	47,220	8.33	$151.15
Outstanding March 31, 2026, vested and exercisable	23,239	7.78	$284.30

At March 31, 2026, the total intrinsic value of the outstanding options was zero dollars.

The Company used the Black Scholes valuation model to determine the fair value of the options issued, using the following key assumptions for the three months ended March 31, 2025:

March 31, 2025
Fair Value per Share	$19.50
Expected Term	5.75 years
Expected Dividend	$—
Expected Volatility	116.7%
Risk free rate	4.38%

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $0 and $16.75, respectively. As of March 31, 2026, there was $489,477 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

The components of stock-based compensation expense included in the Company’s Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
Research and development options expense	3,600	4,500
General and administrative options expense	82,600	88,801
Stock issued to a vendor vesting	61,700	143,430
Total general and administrative expenses	144,300	232,231
Total stock-based compensation expense	$147,900	$236,731

Stock Warrants

The following table provides the activity in warrants for the three months ended March 31, 2026.

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding January 1, 2026	1,240,480	3.1	$19.25	$0.00
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding March 31, 2026	1,240,480	2.8	$19.25	$0.00

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

During the three months ended March 31, 2026 and 2025, the Company recognized a $10,000 minimum license royalty expense under this agreement. At March 31, 2026 and December 31, 2025, total accrued royalties and fees due to UVA LVG were $50,000 and $40,000, respectively.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of March 31, 2026, the Company did not have any pending legal actions.

8 — SEGMENT REPORTING

The Company has one reportable operating segment relating to drug development for addiction and related disorders. When evaluating the Company’s financial performance, the CODM reviews total operating expenses for the operating segment excluding discontinued operations and equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Three Months Ended
	March 31,
	2026	2025
Operating Expenses:
Segment Research and development expenses	$432,530	$746,891
Segment General and administrative expenses	1,568,951	1,520,402
Total Operating Expenses	2,001,481	2,267,293

Loss From Operations	(2,001,481)	(2,267,293)

Other Income (Expense)
Interest income	47,059	35,346
Losses from equity method investment	(67,970)	(163,090)
Other income	—	166,236
Total Other Income (Expense)	(20,911)	38,492

Net Loss	$(2,022,392)	$(2,228,801)

9 — SUBSEQUENT EVENTS

From April 1, 2026 through May 6, 2026, the Company sold 499,606 shares of common stock under the ATM and received net proceeds of approximately $782,000.

On April 7, 2026, the Company issued an aggregate of 134,815 restricted stock awards to the Company’s named executive officers, employees and directors and options to purchase 9,185 shares of common stock, at an exercise price of $1.64 per share to a director of the Company. The RSAs and stock options vest in full on the earlier of (i) the one-year anniversary of the grant date and (ii) upon the occurrence of a Change of Control (as defined in the 2017 Equity Incentive Plan).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 5, 2026 (the “2025 Form 10-K”). ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2025 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission (“SEC”).

On February 5, 2026, we effected a one-for-twenty-five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in this Form 10-Q reflect the Reverse Stock Split.

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

Our current cash and cash equivalents, are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based on our current commitments and development plans. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

We have incurred net losses in each year since our inception, including net losses of approximately $2.0 million and $8.0 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively. We had accumulated deficits of approximately $92 million and $90 million as of March 31, 2026 and December 31, 2025, respectively. All of our operating losses in the three months ended March 31, 2026 resulted from costs incurred in operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations.

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

AD04 — Clinical Development Strategy

The clinical development plan for AD04 is based on the regulatory feedback received in the meetings that took place in the third quarter of 2025. Our current planning assumption is to conduct one Phase 3 trial with an adaptive enrichment trial design, one subsequent confirmatory Phase 3 trial and one open label extension safety study. These assumptions may change based on the recent shift in the FDA’s evidentiary posture to potentially provide approval based on one adequate and well-controlled clinical trial plus confirmatory evidence, rather than the historic expectation of two independent clinical trials ongoing discussions with regulatory authorities, and final trial designs and results. It is possible that we may conduct only one additional Phase 3 clinical trial of AD04.

At the Market Offering

On August 1, 2025, we, entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners ( “AGP”) providing for the sale by us of our shares of common stock, from time to time, through the ATM, with certain limitations on the amount of common stock that may be offered and sold by us. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that we will pay AGP commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. AGP is entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM. During the three months ended March 31, 2026, we sold 181,230 shares of common stock under the ATM and received net proceeds of approximately $315,000.

Results of operations for the three months ended March 31, 2026 and 2025 (rounded to nearest thousand)

The following table sets forth the components of our statements of operations in dollars for the periods presented:

	For the Three Months Ended March 31,
	2026	2025	Change
Research and development expenses	$433,000	$747,000	$(314,000)
General and administrative expenses	1,569,000	1,520,000	49,000
Total Operating Expenses	2,002,000	2,267,000	(265,000)

Loss From Operations	(2,002,000)	(2,267,000)	265,000

Other income	—	166,000	(166,000)
Change in value of equity method investment	(68,000)	(163,000)	95,000
Interest income	48,000	36,000	12,000
Total other income (expenses)	(20,000)	39,000	(59,000)

Net loss	(2,022,000)	(2,228,000)	206,000

Research and development (“R&D”) expenses

Research and development expenses decreased by approximately $314,000 (42%) to $433,000 during the three months ended March 31, 2026 compared to $747,000 for the three months ended March 31, 2025. The decrease was mainly due to decreased CMC and no new data analytics activity in the three months ended March 31, 2026 as compared to the same period in 2025.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $49,000 (3%) to $1,569,000 during the three months ended March 31, 2026 compared to $1,520,000 for the three months ended March 31, 2025. The increase was mainly due to an increase in business development costs incurred in the three months ended March 31, 2026 as compared to the same period in 2025.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC (“Adovate”) decreased by approximately $95,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Total Other income (expenses)

Total other income, excluding losses from the equity method investment, decreased by approximately $154,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was mainly due to a milestone gain of approximately $150,000 that was recognized in the three months ended March 31, 2025 which did not occur during the three months ended March 31, 2026.

Liquidity and Capital Resources at March 31, 2026

Our principal liquidity needs have historically been working capital, R&D costs including clinical trials, patent costs and personnel costs. We expect these needs to continue to increase in the near term as we engage in clinical trials and develop and eventually commercialize our compound, if approved by regulatory authorities. Over the next several years, we expect to increase our R&D expenses as we undergo clinical trials to demonstrate the safety and efficacy of our lead product candidate. To date, we have funded our operations primarily with the proceeds from our initial and secondary public offerings, sales pursuant to the AGP ATM, private placements, use of our equity line, as well as other equity financings and warrant exercises.

For the three months ended March 31, 2026, we sold 181,230 shares of common stock through the AGP ATM, for net proceeds of approximately $315,000 after expenses.

From April 1, 2026 through May 6, 2026, we sold 499,606 shares of common stock through the AGP ATM and received net proceeds of approximately $782,000.

At March 31, 2026, we had cash and cash equivalents of $4.6 million. We plan to begin a Phase 3 study of AD04 in 2026, pending availability of adequate funds, to complete production of sufficient drug product to carry out the study, and to begin the process of clinical validation of our new cheek swab diagnostic genetic test, which will be conducted with the Phase 3 study. We have signed a contract with a vendor for approximately $2.3 million with approximately $1.7 million remaining under this contract, which is cancellable by either party, to produce sufficient drug product to carry out the study, validate the manufacturing process, and manufacture registration batches for commercial usage. Our cash on hand is sufficient to fund our operations and meet our existing commitments into the second half of 2026, based on our current commitments. We have incurred recurring losses and need to raise additional funds to sustain our operations.

We will require additional financing as we continue to execute our overall business strategy which is to conduct one Phase 3 trial with adaptive trial design, one subsequent confirmatory Phase 3 trial and one open label extension study. These assumptions may change based on ongoing discussions with regulatory authorities and final trial designs. We are actively pursuing additional equity or debt financing opportunities, in the form of either a private placement or a public offering and have been engaged in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings as well as other strategic alternatives. Potential sources of financing that we are pursuing include strategic relationships, licensing arrangements, public or private sales of our equity or debt and other sources. Such additional financing opportunities might not be available to us when and if needed, on acceptable terms or at all.

Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, grant funding, strategic collaborations and strategic relationships in order to complete our subsequent clinical trial requirements for AD04. At this time, we have no committed sources of funding, our ability to sell shares under the AGP ATM is restricted by certain SEC rules, and our ability to sell shares under the purchase agreement, dated December 13, 2024, that we entered into with Alumni Capital LP (“Alumni”) is restricted by the terms of such agreement and certain Nasdaq rules. Management is actively pursuing financing and other strategic plans and strategic alternatives, that may include a business combination, merger or reverse merger, but can provide no assurances that such financing or other strategic plans or strategic alternatives will be available on acceptable terms, or at all. Without additional funding or securing a strategic collaboration, we will be required to delay, scale back or eliminate some or all of our research and development programs including our planned Phase 3 trial, which would likely have a material adverse effect on us and our financial statements.

We are devoting substantial time and resources to evaluating strategic alternatives. However, there can be no assurance that we will be successful in pursuing any strategic alternative or that, if pursued, we will be able to consummate a strategic alternative on attractive terms or at all or that it would lead to increased stockholder value.

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

Cash flows

	For the Three Months Ended March 31,
(rounded to nearest thousand)	2026	2025
Provided by (used in)
Operating activities	$(1,612,000)	(1,585,000)
Investing activities	—	150,000
Financing activities	315,000	51,000
Net (decrease) in cash and cash equivalents	$(1,297,000)	(1,384,000)

Net cash used in operating activities

Net cash used in operating activities increased by approximately $27,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The primary driver was an increase in changes in operating assets and liabilities for the months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Net cash provided by investing activities

Net cash provided by investing activities decreased by approximately $150,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was due to the recognition of a milestone payment received from Adovate of $150,000 in 2025 which did not occur in 2026 in the same period.

Net cash provided by financing activities

Net cash provided by financing activities increased by approximately $264,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, we had increased sales under the AGP ATM as compared sales of our common stock under the purchase agreement with Alumni during the three months ended March 31, 2025.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the unaudited condensed financial statements for a discussion of recent accounting pronouncements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results and experiences may differ materially from these estimates. We did not identify any critical accounting estimates. Our significant accounting policies are more fully described in Note 3 to our unaudited condensed financial statements included with this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at the reasonable assurance level.

Changes in Internal Control

There has been no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2025 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K.

We have incurred losses from our operations every year and quarter since our inception and anticipate that we will continue to incur losses from our operations in the future.

We are a clinical stage biotechnology pharmaceutical company that is focused on the discovery and development of medications for the treatment of addictions and related disorders of AUD in patients with certain targeted genotypes. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of March 31, 2026, we had an accumulated deficit of approximately $92 million and during the three months ended March 31, 2026, we incurred a net loss of $2.0 million.

Our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q and are only anticipated to be sufficient to fund our needs into the second half of 2026, based our current projections and current commitments. Implementation of our full development plans would exhaust our cash on hand more quickly. Therefore, despite the funding we have recently received, we will need to engage in additional fundraising in the near term as we carry out our development plans. We do not have any fixed commitments of financing and there can be no assurance that we will be able to meet the conditions for continued sales pursuant to the AGP ATM. In addition, there is no assurance that funds could be raised before we have expended our current cash on hand on acceptable terms to continue our operations and AD04 development projects. We are actively pursuing financing and other strategic plans and strategic alternatives, that may include a business combination, merger or reverse merger, but can provide no assurances that such financing or other strategic plans or strategic alternatives will be available on acceptable terms, or at all.

We expect our research and development expenses to increase as we continue our clinical development program in the US. Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2028 or later, we will continue to incur substantial research and development and other expenditures, including potentially developing additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern as do our notes to financial statements included in this Quarterly Report on Form 10-Q.

Our consolidated unaudited financial statements as of March 31, 2026 have been prepared assuming we will continue as a going concern. During the three months ended March 31, 2026, we incurred a net loss of $2.0 million and used $1.6 million of cash in operations. During the year ended December 31, 2025, we incurred a net loss of $8.0 million and used cash in operations of $6.5 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The notes to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q state that we do not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q and our significant accumulated deficit, recurring losses, and needs to raise additional funds to sustain its operations raise substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm included in the 2025 Form 10-K contains an explanatory paragraph that our accumulated deficit, incurred recurring losses and need to raise additional funds to sustain our operations has raised substantial doubt about our ability to continue as a going concern. During 2026, the Company received net proceeds of approximately $0.3 million from equity issuances. However, the Company will require additional capital to continue operations and development of AD04.

Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2028 or later, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates and will continue to incur substantial losses and negative operating cash flow.

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We are evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks.

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

At March 31, 2026, we had outstanding (i) warrants to purchase 1,240,480 shares of common stock outstanding with a weighted average exercise price of $19.25, and (ii) options to purchase 47,220 shares of common stock at a weighted average exercise price of $151.15 per share. The issuance of the shares of common stock underlying the options and warrants will have a dilutive effect on the percentage ownership held by holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended March 31, 2026 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
3.4	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
3.5	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 4, 2026).
10.1#	Form of Restricted Stock Award Agreement under 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 9, 2026)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

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

Dated: May 8, 2026