Form 10-Q/A
period 2026-06-30
ADIAL PHARMACEUTICALS, INC.
filed 2026-10-21
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Adial Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the period ended June 30, 2026, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2026 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate certain sections of the Original Filing in response to comments received from the staff of the SEC.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing and does not reflect events occurring after the filing of the Original Filing, other than (i) the amendments to the Purchase Agreement and Exchange Agreements entered into on September 16, 2026 and September 30, 2026, (ii) the Company’s cash and cash equivalents as of September 30, 2026 and the closing price of its common stock on September 30, 2026, which are included to quantify the potential cash settlement of the Series A Preferred Stock, and (iii) the status of the Company’s Nasdaq listing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Adial,” the “Company,” “we,” “us” and “our” refer to Adial Pharmaceuticals, Inc.

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION	1
Item l.	Condensed Consolidated Unaudited Financial Statements	1
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2026 and 2025	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ (Deficit) Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025	4
	Notes to the Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

	PART II – OTHER INFORMATION	44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
SIGNATURES		54

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$28,712	$5,881
Prepaid expenses and other current assets	133	300
Total Current Assets	28,845	6,181

Intangible assets, net	3	3
Equity method investment	241	490
Total Assets	$29,089	$6,674

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$2,624	$655
Accrued expenses	2,497	742
Total Current Liabilities	5,121	1,397
Milestone warrant rights liability	23,812	—
Total Liabilities	$28,933	$1,397

Commitments and contingencies – see Note 10

Series A convertible preferred stock, $0.001 par value; 13,000 and 0 shares designated as of June 30, 2026 and December 31, 2025, respectively; 12,930.601 and 0 shares issued and outstanding as of June 30 2026 and December 31, 2025, respectively	38,533	—

Stockholders’ (Deficit) Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share as of June 30, 2026 and December 31, 2025	—	—
Common Stock, 100,000,000 shares authorized with a par value of $0.001 per share, 2,625,890 and 1,111,010 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3	1
Additional paid in capital	105,604	95,248
Accumulated deficit	(143,984)	(89,972)
Total Stockholders’ (Deficit) Equity	(38,377)	5,277
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$29,089	$6,674

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

ADIAL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY

AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Temporary Equity		Stockholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	—	—	1,111,010	$1	$95,248	$(89,972)	$5,277
Equity-based compensation - stock option expense	—	—	—	—	86	—	86
Equity-based compensation – restricted stock	—	—	—	—	62	—	62
Shares issued from abeyance	—	—	216,960	—	—	—	—
Net proceeds from sale of common stock	—	—	181,230		315	—	315
Net loss	—	—	—	—	—	(2,023)	(2,023)
Balance, March 31, 2026	—	—	1,509,200	1	95,711	(91,995)	3,717
Equity-based compensation – stock option expense	—	—	—	—	134	—	134
Equity-based compensation – restricted stock	—	—	134,815	—	3	—	3
Issuance of pre-funded warrants in connection with the private placement transaction	—	—	—	—	5,938	—	5,938
Issuance of Series A convertible preferred stock in connection with the acquisition of Azora Therapeutics	12,930.601	38,533	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Azora Therapeutics	—	—	437,421	1	1,305	—	1,306
Fair value of assumed options that relates to the pre-combination service period	—	—	—	—	1,664	—	1,664
Net proceeds from sale of common stock	—	—	544,454	1	849	—	850
Net loss	—	—	—	—	——	(51,989)	(51,989)
Balance, June 30, 2026	12,930.601	$38,533	2,625,890	$3	$105,604	$(143,984)	$(38,377)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	258,826	$—	$86,063	$(81,995)	$4,068
Equity-based compensation - stock option expense	—	—	93	—	93
Equity-based compensation - stock issuances to a vendor and vesting to employee	4,000	—	143	—	143
Net proceeds from sale of common stock	3,000	—	51	—	51
Net loss	—	—	—	(2,229)	(2,229)
Balance, March 31, 2025	265,826	—	86,350	(84,224)	2,126
Equity-based compensation – stock option expense	—	—	75	—	75
Equity-based compensation – stock issuances to a vendor and vesting to employee	—	—	49	—	49
Net proceeds from sale of common stock	216,314	—	3,076	—	3,076
Exercise of warrants, net of expenses	379,089	—	2,222	—	2,222
Net loss	—	—	—	(1,958)	(1,958)
Balance, June 30, 2025	861,229	$—	$91,772	$(86,182)	$5,590

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

The Company’s ability to satisfy these potential cash settlement obligations is not entirely within its control, as it is contingent on, among other things, the Company’s ability to obtain stockholder approval of the conversion of the shares of Series A Preferred Stock into common stock and to deliver shares of common stock upon conversion of shares of Series A Preferred Stock within the timeframes required by the Certificate of Designation. If the Company is unable to obtain stockholder approval in a timely manner, or is otherwise unable to timely deliver shares of common stock upon conversion, holders who submit conversion notices after the applicable trigger date could require the Company to make significant cash payments that could substantially reduce the Company’s available cash resources. After evaluating the conditions described above in the aggregate and assuming the cash settlement obligations related to the Series A Preferred Stock are  triggered, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern within the twelve months after the date that these unaudited condensed consolidated financial statements are issued, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

The total potentially dilutive common shares that were excluded for the three months periods ended June 30, 2026 and 2025 were as follows:

	Potentially Dilutive Common Shares Outstanding June 30,
	2026	2025
Warrants to purchase common shares	1,240,076	1,064,339
Common Shares issuable on exercise of options	1,646,685	47,367
Series A Preferred Stock	12,930,601	—
Unvested restricted stock	692,063	266
Total potentially dilutive Common Shares excluded	16,509,425	1,111,972

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU requires an entity involved in an acquisition transaction effected primarily by the exchange of equity interests, in which the legal acquiree is a VIE that meets the definition of a business, to consider the factors in ASC 805-10-55-12 through 55-15 in determining the accounting acquirer, rather than presuming the primary beneficiary is the acquirer. Early adoption is permitted. The ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those years, and is applied prospectively to acquisition transactions occurring after the initial adoption date. ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date, and early adoption is permitted in an interim or annual period for which financial statements have not yet been issued. As the Company does not currently have any transactions contemplated within the scope of ASU 2025-03, the adoption of this standard is not expected to have a material impact on its financial statements and related disclosures.

4 — ACQUISITION OF AZORA AND PIPE ISSUANCE

On June 11, 2026, the Company acquired Azora, in accordance with the terms of the Merger Agreement, by and among Adial, First Merger Sub, Adial Second Merger Sub and Azora. Pursuant to the Merger Agreement, First Merger Sub merged with and into Azora, with Azora surviving as a wholly owned subsidiary of Adial (the “First Merger”).

Immediately following the First Merger, in the Second Merger, Azora merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Adial and the Second Merger Sub changing its name to “Azora Therapeutics, LLC”. At closing of the Merger, Adial issued to former Azora stockholders 437,421 shares of Adial’s common stock and 12,930.601 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 1,000 shares of Adial’s common stock (“Conversion Ratio”), subject to the terms and limitations set forth in the applicable certificate of designation and related transaction documents, including without limitation the receipt of approval of Adial’s stockholders of the conversion thereof. Azora outstanding options to purchase Azora common stock were converted into options to purchase 1,177,782 shares of Adial’s common stock. The Merger was completed on June 11, 2026.

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

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, Adial agreed to guarantee the payment of $5.5 million in principal amount of certain outstanding amended and restated convertible promissory notes issued by Azora (the “Azora Notes”) to certain individuals (collectively, the “Former Azora Noteholders”). The $5.6 million fair value of the principal and accrued interest of the Azora Notes is represented as “Convertible promissory notes” in the table of net assets acquired by the Company and included in Note 4. On June 11, 2026, Adial entered into exchange agreements (the “Exchange Agreements”) with the Former Azora Noteholders to extinguish the payment guaranty and retire the Azora Notes in exchange for the issuance to the Former Azora Noteholders of Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of Adial’s common stock (the “Azora Note Exchange”). As a result of the Azora Note Exchange, all such Azora Notes have been deemed to be repaid in full and all outstanding obligations thereunder have been extinguished. Pursuant to the Exchange Agreements, the Former Azora Noteholders are also entitled to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of Adial’s common stock and Milestone Incentive Warrants having an exercise price of $2.7489 per share to purchase up to an aggregate of 2,031,603 shares of Adial’s common stock, at a combined price of $2.7489, on substantially the same terms as the PIPE Investors under the Purchase Agreement, for an aggregate purchase price of up to $5.6 million. The Company accounted for the Azora Note Exchange as a debt extinguishment and an extinguishment loss of $6.1 million was recognized based upon the difference between the reacquisition price of $11.7 million and the net carrying amount of the Azora Notes of $5.6 million, which reflects the fair value of the principal and accrued interest of the Azora Notes. The reacquisition price of $11.7 million is equal to the fair value of the Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of Adial’s common stock of $6.1 million and the liability classified rights with an aggregate fair value of $5.6 million to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of Adial’s common stock and Milestone Incentive Warrants having an exercise price of $2.7489 per share to purchase up to an aggregate of 2,031,603 shares of Adial’s common stock issued upon the Azora Note Exchange and the net carrying amount is equal to the principal and accrued interest amount of the Azora Notes.

Subject to the receipt of stockholder approval of the conversion of the shares of Series A Preferred Stock issued in the Merger into shares of Adial’s common stock, each share of Series A Preferred Stock will automatically convert into 1,000 shares of common stock, subject to (a) certain beneficial ownership limitations established by each holder (initially 4.99%, increasable up to 19.99% upon 61 days’ prior written notice) (the “Beneficial Ownership Limitation”) and (b) the number of shares of common stock authorized under the Company’s certificate of incorporation, which the Company would be obligated to use reasonable best efforts to increase if insufficient (potentially requiring a further stockholder vote). Each holder of shares of Series A Preferred Stock may also elect to convert earlier, subject to the same limitations, or, solely to effect the cash settlement described below, beginning six months after the Series A Preferred Stock’s initial issuance date if stockholder approval of the conversion of Series A Preferred Stock has not yet been obtained. If, at any time after the earlier of (i) stockholder approval of the conversion of the shares of Series A Preferred Stock or (ii) six (6) months after the initial issuance of the Series A Preferred Stock, the Company fails to timely deliver shares issuable upon a conversion by a holder thereof (other than as a result of a holder’s own Beneficial Ownership Limitation), the affected holder may require cash settlement of the shares of Series A Preferred Stock subject to such conversion at the fair value of the undelivered shares.

Under the Certificate of Designation, Series A Preferred Stock and the common stock issuable upon conversion (the “Locked Shares”) are subject to transfer restrictions releasing in three equal tranches: 180 days after the Initial PIPE Closing; 180 days after stockholder approval of the Transaction Stockholder Matters (as defined below); and upon the Company’s issuance of the milestone event notice, at which point all remaining restrictions lapse. Certain Company officers and directors have also signed support agreements, and certain legacy Azora officers, directors, and Series A Preferred Stock holders have signed separate 180-day lock-up agreements. The following are collectively referred to as the Transaction Stockholder Matters requiring stockholder approval: (i) the conversion of the shares of Series A Preferred Stock into shares of common stock, (ii) the exercise of the options to purchase Azora stock that were assumed in the Merger, (iii) the exercise of the Initial Closing Pre-Funded Warrants by the holders thereof, (iv) the exercise of the Milestone Warrants by the holders thereof, (v) the amendment of our certificate of incorporation to increase the number of shares of common stock authorized for issuance thereunder to 500,000,000 shares, (vi) the adoption of a new 2026 Equity Incentive Plan and (vii) the adoption of a new 2026 Employee Stock Purchase Plan.

The cash settlement price is the closing price on the last trading day before the receipt of a Series A Preferred Stock holder’s conversion notice; based on the $4.01 closing price on September 30, 2026, settling all 12,930,601 shares of common stock issuable upon conversion of the Series A Preferred Stock would require the Company to pay a settlement amount of approximately $51.9 million. If stockholder approval of the conversion of the Series A Preferred Stock has not yet been obtained, the cash settlement right will first become available on December 11, 2026 (six months after issuance), provided that the exercise of such right will be only at a holder’s election. The Company’s cash reserves as of September 30, 2026 were approximately $22.0 million, which would not be sufficient to fund a full settlement, and the Company would seek to raise alternative debt or equity financing to do so. The Company may be unable to raise additional funds when needed on favorable terms or at all. The Company believes holders of the Company’s common stock are aware of the Company’s cash position, the expected shortfall should the Company be forced to cash settle the Series A Preferred Stock and the unlikelihood that the Company would be able to raise sufficient capital to finance full cash settlement of the Series A Preferred Stock. The Company believes each of these factors positively influence the likelihood that holders of the Company’s common stock will support approval of the proposal to allow for the conversion of the Series A Preferred Stock at the Company’s reconvened 2026 Annual Meeting of Stockholders, when held.

As a result of the Merger, Financing and Azora Note Exchange (collectively, the “Transactions”), equityholders of Adial immediately prior to the Merger owned approximately 7.7% of Adial’s common stock, equityholders of Azora immediately prior to the acquisition owned approximately 51.0% of Adial’s common stock and the investors in the Financing, including the Azora Noteholders, owned approximately 41.3% of Adial’s common stock, in each case calculated on a fully-diluted, as-converted-basis (and without giving effect to any beneficial ownership limitations) using the treasury stock method and based on the implied equity values of Adial and Azora. Immediately after the Transactions, but prior to the conversion of the Series A Preferred Stock and prior to the exercise of any Initial Closing Pre-Funded Warrants, based on outstanding shares of common stock, equityholders of Adial immediately prior to the Merger owned approximately 83.3% of Adial’s common stock, equityholders of Azora immediately prior to the acquisition owned approximately 16.7% of Adial’s common stock, and the investors in the Financing, including the Former Azora Noteholders, owned 0% of Adial’s common stock.

Upon the closing of the Merger on June 11, 2026, the Company evaluated its relationship with Azora under ASC 810, and determined that Azora is a VIE in which the Company holds a variable interest. This determination, and the Company’s related conclusion that it is Azora’s primary beneficiary (discussed below) based on power and economics under ASC 810, did not depend on, and would not change based on, the outcome or timing of the required stockholder vote or the resulting conversion of the Series A Preferred Stock into voting common stock. As Azora was the acquiree and was determined to be a VIE, other qualitative factors under ASC 805 were not applicable to the analysis. Azora is a development-stage company that has not generated revenue and has historically depended on external financing, including debt and equity investment, to fund its research and development activities. Because Azora’s equity investment at risk was not sufficient to permit it to finance its activities without additional subordinated financial support, the Company determined that Azora meets the definition of a VIE under ASC 810. As a result, Azora is evaluated for consolidation under the VIE model, rather than the voting interest model. Under the VIE model, the party that consolidates Azora is the primary beneficiary, the party with both (i) the power to direct the activities of Azora that most significantly affect its economic performance and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to Azora, regardless of whether that party holds a majority of Azora’s outstanding voting equity interests. Accordingly, the Company determined that Adial has both the power and economics necessary to be the primary beneficiary of Azora, and, accordingly, consolidates Azora in its unaudited condensed consolidated financial statements in accordance with ASC 810-10-25 as the accounting acquirer effective as of the date of the closing of the Merger.

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

5 — FAIR VALUE MEASUREMENTS

The Company issued milestone warrant rights as part of Financing and Azora Note Exchange described in Note 4. Milestone is referred as either specified clinical development milestones, including the Company’s announcement that the first patient has been dosed in a Phase 1 clinical trial of AT177 (or IND for AT177 going into effect per 21 C.F.R. 312.40(b)) or a specific market milestone, the achievement of a volume-weighted average stock price equal to or greater than 400% of the purchase price ($10.9956 per share) for ten consecutive trading days within any thirty-trading-day measurement period. Regardless of whether a milestone event has occurred, each investor has the right to complete a milestone closing and receive the milestone warrants at any time following the initial closing date and prior to the date that is 30 calendar days following the milestone event notice date.

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

In each simulation path, if the stock price or clinical trigger conditions are satisfied prior to expiration, the mean present value is calculated and discounted back to the measurement date using a risk-adjusted discount rate reflecting the execution and market risk of the underlying milestones along with a probability percentage of the milestone event. Consistent with the option-like nature of the participation right, the simulation assumes a rational market participant would retain the right through the contractual decision date and would elect to purchase the basket of instruments only if the simulated value exceeds the required purchase price at that time. If the simulated value of the basket is less than the purchase price, the right is assumed to expire unexercised.

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

●	Expected Volatility: Derived from the historical volatility of comparable publicly traded peer companies over a period consistent with the expected remaining term.

●	Probability of Milestone Achievement: Reflects management’s best estimate based on clinical trial progress, regulatory interactions, and historical industry success rates. An increase in the probability of milestone achievement or underlying stock price significantly increases the fair value of the warrant liability. The likelihood of obtaining stockholder approval does not affect the assumed probability of milestone achievement. In estimating the probability of Milestone Achievement, the Company considered, among other factors, (1) that the clinical development milestone is satisfied upon an IND for AT177 going into effect per 21 C.F.R. 312.40(b) or the dosing of the first patient in a Phase 1 clinical trial, rather than upon any clinical result; (2) the status of the AT177 IND-enabling program as of the measurement dates, including completion of a GLP toxicology study in rats, and (3) receipt of pre-IND feedback from the FDA and the current status of the 28-day GLP minipig study.

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

Under the terms of the Merger Agreement, the Company issued to the former stockholders of Azora an aggregate of 12,930.601 shares of Series A Preferred Stock, representing 12,930,601 shares of Company common stock on an as-converted basis and without giving effect to any beneficial ownership limitations.

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

Cash Settlement

The Series A Preferred Stock does not have redemption rights. However, if (i) the Company fails to obtain shareholder approval within six months of the initial issuance of Series A Preferred Stock or (ii) the Company fails to timely deliver to the holder shares of common stock upon conversion of shares of the Series A Preferred stock by such holder, shares of Series A Preferred Stock become eligible for cash settlement at the option of the holder for a fair value equal to the closing price of the Company’s common stock on the last trading day prior to the date that the notice for cash settlement is delivered from the holder to the Company.

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

12 — SUBSEQUENT EVENTS

Purchase Agreement and Exchange Agreement Amendments

On September 16, 2026, the Company entered into an Amendment No. 2 to Securities Purchase Agreement (the “Purchase Agreement Amendment”) with certain PIPE Investors, constituting holders of the Majority of Interest (as defined in the Purchase Agreement), pursuant to which the Purchase Agreement was amended to (i) remove the provision reducing each PIPE Investors’ right to purchase Milestone Warrants by the percentage of its Initial Closing Pre-Funded Warrants that it exercised (the “Penalty Provision”) and to (ii) add a provision prohibiting the PIPE Investor from offering for sale, selling, assigning, transferring, pledging or otherwise disposing of certain of the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for the lock-up period specified in the Purchase Agreement Amendment, subject to certain exceptions.

On September 16, 2026 and September 30, 2026, the Company also entered into an Amendment No. 1 to Note Exchange Agreements (the “Note Agreement Amendment” and together with the Purchase Agreement Amendment, the “Amendments”) with the Former Azora Noteholders, pursuant to which the Note Exchange Agreements were amended to (i) remove the Penalty Provision and to (ii) add a provision prohibiting the Former Azora Noteholders from offering for sale, selling, assigning, transferring, pledging or otherwise disposing of certain of the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for the lock-up period specified in the Note Agreement Amendment, subject to certain exceptions.

As a result of the Amendments, the Milestone Warrant rights now meet the definition of equity classified under the accounting guidance, and as such the Milestone Warrant rights are no longer liability classified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes presented herein included in this Amendment No. 1 to Form 10-Q and the audited consolidated financial statements and the other information set forth in the Annual Report on Form 10-K for the year ended December 31, 2025 that we filed with the SEC on March 5, 2026 (the “2025 Form 10-K”). ln addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of the 2025 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission (“SEC”).

On February 5, 2026, we effected a one-for-twenty-five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in this Amendment No. 1 to Form 10-Q reflect the Reverse Stock Split.

Overview

We are a clinical-stage biopharmaceutical company focused on developing treatments for serious inflammatory diseases, and the development of therapeutics for the treatment or prevention of addiction and related disorders. On June 11, 2026, we completed our previously announced acquisition of Azora Therapeutics, Inc. (“Azora”), a biopharmaceutical company developing treatments for serious inflammatory diseases, pursuant to an Agreement and Plan of Merger, dated June 11, 2026 (the “Merger Agreement”), by and among Adial, Adial Merger Sub, Inc. (“First Merger Sub”), Adial Second Merger Sub, LLC (“Second Merger Sub”) and Azora. Pursuant to the Merger Agreement, First Merger Sub merged with and into Azora, with Azora surviving as a wholly owned subsidiary of Adial (the “First Merger”). Immediately following the First Merger, Azora merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of Adial and the Second Merger Sub changing its name to “Azora Therapeutics, LLC” (the “Second Merger” and, together with the First Merger, the “Merger”). On June 12, 2026 we received approximately $24.3 million in net proceeds from the initial closing of a private placement financing from a group of institutional investors, with potential additional closings, the funding of which is at the option of the investors. The Merger brought Azora’s lead investigational candidate, AT177, into our pipeline. For additional information regarding the terms of the Merger and the concurrent financing, see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Azora has historically focused on developing aryl hydrocarbon receptor (“AhR”) agonists to treat autoimmune diseases including ulcerative colitis. Following the Merger, our focus has shifted to the treatment of serious inflammatory diseases and our lead program is AT177, which is being studied for the treatment of ulcerative colitis (“UC”). AT177 is a fully synthetic, patented, oral AhR agonist designed to restore mucosal immune homeostasis at the site of disease with minimal systemic exposure. Its active ingredient is a prodrug of indirubin, which we believe is one of the most potent AhR agonists within indigo naturalis, a botanical extract that has been evaluated in clinical studies in patients with UC but has not been approved by the U.S. Food and Drug Administration (the “FDA”) or any comparable foreign regulatory authority for the treatment of UC. AT177’s colon-targeted formulation is designed to deliver AhR engagement to the colonic mucosa while limiting systemic AhR exposure. In preclinical studies, AT177 demonstrated local colonic AhR activation with limited systemic exposure. AT177 is currently in IND-enabling studies, with an investigational new drug (“IND”) submission planned for the first half of 2027, initiation of a Phase 1a single- and multiple-ascending-dose (“SAD/MAD”) clinical trial planned to commence in the first half of 2027, followed by a Phase 1b proof-of-concept study in UC patients, in each case subject to the appropriate regulatory agency allowing the studies to proceed.

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

In the event the cash settlement obligations related to the Series A Preferred Stock are triggered, our current cash and cash equivalents are not expected to be sufficient to fund operations for the twelve months from the date of filing this Quarterly Report on Form 10-Q, based on our current commitments and development plans. We have incurred recurring losses and need to raise additional funds to sustain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

At closing of the Merger, we issued to former Azora stockholders 437,421 shares of our common stock and 12,930.601 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock, subject to the terms and limitations set forth in the applicable certificate of designation and related transaction documents, including without limitation the receipt of approval of our stockholders of the conversion thereof. Azora outstanding options to purchase Azora common stock were converted into options to purchase an aggregate of 1,177,782 shares of our common stock.

On June 11, 2026, in connection with, and as a condition to closing of, the Merger, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “PIPE Investors”), pursuant to which we issued and sold to the PIPE Investors, in a private placement transaction, at the initial closing on June 12, 2026 (the “Initial PIPE Closing”), pre-funded warrants (the “Initial Closing Pre-Funded Warrants”) to purchase up to an aggregate of 9,749,345 shares of common stock, at a price of $2.7489 per Initial Closing Pre-Funded Warrant, for an aggregate purchase price of $26.8 million. In addition, we agreed to issue and sell to the PIPE Investors, at one or more subsequent closings at the option of each PIPE Investor (each, a “Milestone Closing”), pre-funded warrants (“Milestone Pre-Funded Warrants”) to purchase up to an aggregate of 9,749,345 shares of common stock and incentive warrants (“Milestone Incentive Warrants” and, together with the Milestone Pre-Funded Warrants, the “Milestone Warrants”) to purchase up to an aggregate of 9,749,345 shares of common stock, at a combined purchase price equal to $2.7489 per Milestone Warrants, for an aggregate purchase price of up to $26.8 million; provided, however, that a PIPE Investor’s right to purchase Milestone Warrants would be decreased by the percentage of their Initial Closing Pre-Funded Warrants that they exercised (the “PIPE Warrant Penalty Provision”). The issuance and sale of Initial Closing Pre-Funded Warrants and Milestone Warrants pursuant to the Purchase Agreement are collectively referred to as the “Financing.”

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, we agreed to guarantee the payment of $5.5 million in principal amount of certain amended and restated convertible promissory notes issued by Azora (the “Azora Notes”) to certain individuals (collectively, the “Former Azora Noteholders”). The $5.6 million fair value of the principal and accrued interest of the Azora Notes is represented as “Convertible promissory notes” in the table of net assets acquired by the Company and included in Note 4. On June 11, 2026, we entered into exchange agreements (the “Exchange Agreements”) with the Former Azora Noteholders to extinguish the payment guaranty and retire the Azora Notes in exchange for the issuance to the Former Azora Noteholders of Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of common stock (the “Azora Note Exchange”). As a result of the Azora Note Exchange, all such Azora Notes have been deemed to be repaid in full and all outstanding obligations thereunder have been extinguished. Pursuant to the Exchange Agreements, the Former Azora Noteholders are also entitled to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of common stock and Milestone Incentive Warrants to purchase up to an aggregate of 2,031,603 shares of common stock, at a combined price of $2.7489, on substantially the same terms as the PIPE Investors under the Purchase Agreement, for an aggregate purchase price of up to $5.6 million; provided, however, that a Former Azora Noteholder’s right to purchase Milestone Warrants would be decreased by the percentage of their Initial Closing Pre-Funded Warrants that they exercised (the “Noteholder Warrant Penalty Provision”, and together with the PIPE Warrant Penalty Provision, the “Penalty Provision”). We accounted for the Azora Note Exchange as a debt extinguishment and an extinguishment loss of $6.1 million was recognized based upon the difference between the reacquisition price of $11.7 million and the net carrying amount of the Azora Notes of $5.6 million, which reflects the fair value of the principal and accrued interest of the Azora Notes. The reacquisition price of $11.7 million is equal to the fair value of the Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of Adial’s common stock of $6.1 million and the liability classified rights with an aggregate fair value of $5.6 million to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of Adial’s common stock and Milestone Incentive Warrants having an exercise price of $2.7489 per share to purchase up to an aggregate of 2,031,603 shares of Adial’s common stock issued upon the Azora Note Exchange and the net carrying amount is equal to the principal and accrued interest amount of the Azora Notes.

The Azora Note Exchange, together with the Merger and the Financing, are referred to as the “Transactions.”

Purchase Agreement and Exchange Agreement Amendments

On September 16, 2026, the Company entered into an Amendment No. 2 to Securities Purchase Agreement (the “Purchase Agreement Amendment”) with certain PIPE Investors, constituting holders of the Majority of Interest (as defined in the Purchase Agreement), pursuant to which the Purchase Agreement was amended to (i) remove the PIPE Warrant Penalty Provision and to (ii) add a provision prohibiting the PIPE Investor from offering for sale, selling, assigning, transferring, pledging or otherwise disposing of certain of the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for the lock-up period specified in the Purchase Agreement Amendment, subject to certain exceptions.

On September 16, 2026 and September 30, 2026, the Company also entered into an Amendment No. 1 to Note Exchange Agreements (the “Note Agreement Amendment” and together with the Purchase Agreement Amendment, the “Amendments”) with the Former Azora Noteholders, pursuant to which the Note Exchange Agreements were amended to (i) remove the Noteholder Warrant Penalty Provision and to (ii) add a provision prohibiting the Former Azora Noteholders from offering for sale, selling, assigning, transferring, pledging or otherwise disposing of certain of the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for the lock-up period specified in the Note Agreement Amendment, subject to certain exceptions.

As a result of the Amendments, the Milestone Warrant rights now meet the definition of equity classified under the accounting guidance.

Our Product Candidates

Azora is developing colon-targeted AhR agonists for the treatment of inflammatory bowel disease (“IBD”). Azora was originally incorporated as Meya Pharmaceuticals and later renamed and co-founded by Matthew Davidson, Ph.D., Julie Saiki, Ph.D., and Johan Andreasson Ph.D., and was spun out of Stanford University’s translational medicine SPARK program. In connection with the Merger, Dr. Davidson, Azora’s co-founder and former Chief Executive Officer, was appointed as our Chief Development Officer and as a member of our Board of Directors, Dr. Saiki was appointed Executive Vice President of Strategy, and Wendy Young, Ph.D., formerly Senior Vice President of Small Molecule Drug Discovery at Genentech, was appointed to our Board of Directors as an independent director upon closing of the Merger.

AhR is a ligand-activated transcription factor involved in regulating immune responses and epithelial barrier function, and we believe it represents an attractive therapeutic target across a range of inflammatory diseases. In the gastrointestinal tract, AhR signaling helps regulate mucosal immunity and intestinal barrier integrity, and reduced AhR expression has been reported in the inflamed intestinal mucosa of patients with inflammatory bowel disease. In clinical studies, including a randomized, placebo-controlled trial conducted in Japan, indigo naturalis, a traditional herbal preparation containing the AhR ligands indigo and indirubin, was associated with clinical responses in patients with UC. However, indigo naturalis use has also been associated with serious adverse events, including pulmonary arterial hypertension. In addition, as a botanical extract, indigo naturalis is subject to limitations such as variability in composition and potency.

Our core scientific thesis is that delivering potent AhR agonism locally to the colon, while minimizing systemic exposure, may enable us to achieve the clinical activity of AhR activation observed in these clinical studies while reducing the risk of the systemic adverse effects observed with prior AhR agonists.

AT177, our lead product candidate, is a fully synthetic, orally administered prodrug designed to release indirubin, which we believe to be one of the most potent AhR agonists in indigo naturalis, in the colon. We believe AT177 has the potential to be a differentiated treatment for UC. We have completed a GLP toxicology study in rats, received pre-IND feedback from the FDA, and are conducting IND-enabling studies. Subject to the appropriate regulatory agencies allowing our studies to proceed, we intend to advance AT177 into a Phase 1a SAD/MAD study followed by a Phase 1b proof-of-concept (“PoC”) study in patients with UC, with an initial proof-of-concept readout anticipated in first half of 2028.

In addition to AT177, our pipeline includes AD04, our legacy investigational product candidate for the treatment of AUD, which is described under “Legacy Program — AD04,” below.

Our Pipeline

Figure: Our pipeline — AT177 in UC (lead) and AT177 in Crohn’s disease. Source: Company materials.

Corporate Strategy

Our mission is to improve the lives of patients suffering from serious inflammatory diseases by developing differentiated therapies that restore immune balance at the site of disease. Our strategy to achieve this goal centers on the following development priorities:

●	Advance AT177 through IND-enabling studies and into the clinic. We intend to complete our ongoing IND-enabling program and initiate a Phase 1a SAD/MAD study, with an IND submission and Phase 1a initiation targeted for the first half of 2027, subject to the appropriate regulatory agencies allowing our studies to proceed.

●	Establish clinical proof of concept in UC. We plan to conduct a Phase 1b proof-of-concept study of AT177 in patients with UC, subject to the appropriate regulatory agencies allowing our studies to proceed, with an initial readout anticipated in the first half of 2028.

●	Expand AT177 into additional indications or combinations. We believe a successful proof of concept in UC may support expansion of AT177 into Crohn’s disease and other immune-mediated conditions, and that AT177’s mechanism is orthogonal to and potentially combinable with existing UC therapies.

●	Evaluate options for our legacy AD04 program. We continue to evaluate strategic and development options for AD04 for the treatment of alcohol use disorder in genetically defined patient populations.

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

The Aryl Hydrocarbon Receptor (AhR) Is a Master Regulator of Gut Health

The AhR is a ligand-activated transcription factor expressed in immune cells and intestinal epithelial cells that regulates both immune function and epithelial barrier integrity. Polymorphisms in AhR have been associated with increased risk of UC. AhR agonism has been shown to reduce pro-inflammatory cytokines, including IL-17a, IL-6 and TNFα, to increase the anti-inflammatory and tissue-protective cytokines IL-10 and IL-22 and regulatory T cells (Tregs), and to increase expression of tight junction proteins. AT177 is currently being researched for its ability to restore barrier function locally, which may help end the cycle whereby additional bacteria, antigens and inflammatory triggers can enter the body via a disrupted mucosal barrier and further exacerbate the ongoing immune response. Although further research is needed, we believe that AT177 may have the potential to be used in combination with existing targeted drugs for UC, given its orthogonal mechanism.

Systemically available AhR agonists have been evaluated in clinical studies in UC and other inflammatory diseases, and we believe the results of those studies support AhR as a target for further investigation in UC. Although the approved AhR agonist tapinarof is approved for the treatment of psoriasis and atopic dermatitis, no AhR agonist has been approved by the FDA for the treatment of UC. Systemic AhR signaling has been associated with potential safety risks, including headaches, cardiovascular adverse events, and systemic immunosuppression that may increase risk of malignancy. These observations informed our strategy of delivering potent AhR agonism locally in the colon while minimizing systemic exposure.

Figure: The AhR gut immune and epithelial barrier function. Source: Company materials.

Clinical Studies of Indigo Naturalis in Ulcerative Colitis

Indigo naturalis, a botanical extract used historically in traditional medicine practices in East Asia, has been evaluated in several clinical studies in patients with UC, which are described below. Indigo naturalis has not been approved by the FDA or any comparable foreign regulatory authority for the treatment of UC. Our co-founder, Dr. Julie Saiki, conducted an open-label Phase 1b study of indigo naturalis in refractory UC patients at Stanford University (Saiki et al., BMJ Open Gastroenterology, 2021; n=11), of whom 9 of 11 had failed anti-TNF therapy and 5 of 11 had been recommended for colectomy. Eligible patients were 13 to 75 years old with biopsy-confirmed UC and a total Mayo score of 3 to 12, a Mayo endoscopic subscore of at least 1 and a Physician’s Global Assessment subscore of at least 1, and were refractory or intolerant to 5-aminosalicylic acid; patients 17 years or younger were also required to be refractory or intolerant to corticosteroids, small-molecule immunomodulators and biologics, or to be corticosteroid-dependent. Patients with Crohn’s disease or indeterminate colitis, a change in therapy within two weeks before baseline, or use of immunomodulators or tobacco, were excluded. In this study, indigo naturalis was associated with increased colonic AhR target engagement (~12,000-fold mean increase in colonic AhR activity). This study was not powered for statistical significance. No patient discontinued treatment due to an adverse event although one patient had two serious adverse events judged to be unrelated to study drug. Clinical response was defined as a decrease in the total Mayo score of at least 30% and 3 points with an accompanying decrease in the rectal bleeding subscore, clinical remission as a Mayo score below 3 with no individual subscore above 1, and mucosal healing as a Mayo endoscopic subscore of 0 or 1. We believe the results of this study support further investigation of the AhR mechanism in UC.

Indigo naturalis has been evaluated in additional clinical studies in UC. In a randomized, double-blind, placebo-controlled trial (Naganuma et al., Gastroenterology, 2018; n=86) which included UC patients with a Mayo score of 6 or more and sigmoidoscopy subscore of at least 2, indigo naturalis demonstrated up to approximately 50% placebo-adjusted clinical remission (defined as a Mayo score of ≤2 and no subscores >1) at Week 8, with benefit observed in both biologic-experienced and biologic-naïve patients (Naganuma et al., J Gastroenterol, 2019). The study was designed with 80% power to detect a difference in clinical response (defined as a 3-point decrease in Mayo score and a decrease of at least 30% from baseline, with a decrease of at least 1 point on rectal bleeding subscore or absolute rectal bleeding score of 0-1) between the highest-dose (2.0 g/d) and placebo, using a two-sided alpha of 0.05. There was a significant dose-dependent linear trend for the primary endpoint, proportion of patients in clinical response at week 8 (Cochran-Armitage trend test P<.0001 compared with placebo). No serious adverse events were observed, although mild liver dysfunction was observed in 10 patients who received indigo naturalis. This study was stopped early due to a report of a patient using indigo naturalis outside of clinical study developing pulmonary arterial hypertension. In a longer-term open label maintenance study (Matsuno et al., 2022; n=33) in patients with moderate to severe active UC with a clinical activity index (CAI) ≥8 and Mayo endoscopic subscore (MES) ≥2, clinical remission (defined as a clinical activity index or CAI score of ≤4) was reported in approximately 73% of patients at one year. Seven severe adverse events were reported in 4 patients, which included acute colitis (3), infectious colitis (1), intussusception (1), appendicitis (1), and portal vein thrombosis (1). This open label study was not powered for statistical significance. Indigo naturalis is an uncontrolled botanical mixture that is not FDA-approved and carries potential systemic safety liabilities, limiting its utility as a therapy.

Figure: Summary of results from clinical studies of indigo naturalis in ulcerative colitis. Source: Company materials

We Believe AhR Activity in UC Is Driven Locally

Preclinical and clinical evidence supports our thesis that the activity of AhR agonism in UC is driven by local activation in the colonic epithelium, rather than by systemic exposure. In a chronic murine colitis model, selective deletion of AhR in intestinal epithelial cells eliminated most of the benefit of AhR agonism, supporting that colonic epithelial AhR signaling is critical to efficacy. In addition, tapinarof (Vtama®), a topically-applied AhR agonist approved for psoriasis and atopic dermatitis, achieves its therapeutic effect with minimal systemic exposure. Consistent with these findings, Azora’s fully-owned, topical indirubin program, AT193, was evaluated in psoriasis patients  with no quantifiable systemic exposure in a Phase 1b study conducted in Australia and sponsored by Azora Therapeutics Australia Pty Ltd. Although the program is not in active development, we believe the clinical data support the hypothesis that local activation alone may be sufficient for clinical activity in another autoimmune disease. Together, these data support our belief that local AhR activation may be sufficient to drive clinical benefit.

AT177 — Our Lead Product Candidate

Composition and Mechanism of Action

AT177 is a fully-synthetic, colon-targeted, small-molecule prodrug designed to recapitulate the clinical activity observed with indigo naturalis while minimizing systemic exposure. AT177 converts in the colonic lumen to indirubin, which we believe to be one of the most potent AhR agonists in indigo naturalis, in the colon. Conversion to indirubin occurs via hydrolysis across a range of physiological pHs expected in healthy and UC colons and does not rely on microbial activity or expression of enzymes which may be disrupted in UC patients. By liberating indirubin directly at the site of disease, AT177 is designed with the intention to maximize local AhR activation in the colonic epithelium while limiting systemic exposure.

Figure: AT177 converts into indirubin, the active moiety in indigo naturalis. Source: Company materials.

Differentiated Product Profile

We believe that AT177 has a differentiated clinical profile compared with approved therapies and other AhR candidates in development:

●	Active moiety with prior clinical experience. AT177’s active moiety, indirubin, is the AhR agonist that we believe is primarily responsible for the clinical activity observed with indigo naturalis in UC. Obefazimod, which we believe acts at least in part as a medium-potency AhR agonist, has been evaluated in Phase 3 trials in UC.

●	Designed for ulcerative colitis. AT177 is an oral, colon-targeted agent designed to maximize local AhR activation at the site of disease while minimizing systemic exposure, with the goal of improving efficacy and limiting systemic toxicities.

●	Endogenous active moiety. Indirubin is an endogenous molecule produced by colonic bacteria in healthy individuals.

●	Non-immunosuppressive, combinable mechanism. AT177 is designed to restore mucosal immune homeostasis and epithelial barrier function locally rather than broadly suppressing the immune system, which we believe may make it combinable with existing mechanisms for UC while potentially avoiding certain risks associated with systemic immunosuppression.

●	Greater colonic AhR activation than indirubin in a head-to-head preclinical study. While preclinical studies have limited value in predicting the safety and effectiveness of a drug, in a head-to-head preclinical study in the DSS murine colitis model, oral AT177 achieved approximately 8-fold greater colonic AhR signaling than a molar-equivalent amount of indirubin, as measured by induction of the AhR regulated gene CYP1A1 (n = 5 per group; p = 0.0156).

●	Long-dated intellectual property. AT177 is protected by granted composition-of-matter patents extending to 2042, with additional pending applications for colon-targeted AhR agonist formulations and methods of use.

●	Market-expansion optionality. AT177 is designed to be combinable with other UC mechanisms, and a successful proof of concept in UC may support development in Crohn’s disease.

Preclinical Evidence

While preclinical studies have limited value in predicting the safety and effectiveness of a drug, in a dextran sodium sulfate (“DSS”) murine colitis model, in a head-to-head comparison, oral AT177 produced greater in vivo colonic AhR activity than indirubin, achieving approximately 8-fold greater local colonic AhR signaling than a molar-equivalent amount of indirubin. In a trinitrobenzene sulfonic acid (“TNBS”) murine colitis model, animals treated with oral AT177 had lower disease activity scores than vehicle-treated animals (p< 0.0001 at day 5 and day 6), and histology showed greater preservation of colonic crypt architecture and epithelial integrity and less inflammatory infiltrate in the lamina propria than in vehicle-treated animals. Results in animal models may not be predictive of results in humans.

In mini pig animal studies, oral AT177 resulted in indirubin concentrations above the AhR EC50 across the colon and into the rectum, with low plasma exposure (below the quantification limit).

We believe these preclinical data, together with the clinical evidence supporting the AhR mechanism from indigo naturalis studies and the shared active moiety, reduce certain development risks for AT177. However, substantial development risks remain, including risks related to safety, efficacy, manufacturing, and regulatory approval.

Competitive Positioning Among AhR Agonists

We believe that AT177’s profile is differentiated from other AhR agonists in development because it is designed to deliver a highly potent AhR agonist locally to the colon, is rapidly metabolized and potentially has a pharmacokinetic/pharmacodynamic (“PK/PD”) profile we believe to be appropriate for UC with limited systemic exposure in preclinical studies. Its active moiety, indirubin, has been evaluated in patients as a component of indigo naturalis and is an endogenously produced molecule.

We are aware of several other parties developing drugs with AhR activity in inflammatory bowel disease, including Abivax, Equillium and Dr. Falk Pharma (in partnership with AllianThera Biopharma).

Abivax is developing obefazimod, an orally administered, medium-potency systemic AhR agonist that induces upregulation of MiR-124. Obefazimod has reported approximately 16.4% placebo-adjusted clinical remission at Week 8 at a 50 mg dose in its Phase 3 ABTECT program. Based on published data, we believe obefazimod’s PK/PD profile may not achieve optimal colonic AhR activation, with near-undetectable levels of obefazimod and its metabolite reported in rectal biopsies in a Phase 1 study (data from https://clinicaltrials.gov/study/NCT02990325 accessed on June 3, 2026).

Equillium is developing EQ504, a preclinical-stage AhR modulator that it acquired through its 2024 acquisition of Ariagen, Inc. We believe a key distinction between AT177 and EQ504 is that AT177’s active moiety, indirubin, has been evaluated in patients with UC as a component of indigo naturalis, whereas EQ504’s active moiety has not, to our knowledge, been evaluated in patients. Further the systemic exposure due to EQ504 administration is unknown.

Dr. Falk is developing ATB102, an early clinical-stage orally administered AhR/Nrf2 agonist which appears to be based on the tapinarof scaffold. ATB102 appears to be a medium potency AhR agonist with reduced systemic exposure relative to tapinarof.

Figure: AT177 was rationally designed to have the right profile for ulcerative colitis. Source: Company materials.

Clinical Development Plan

Our near-term development priorities are focused on advancing AT177 efficiently through IND-enabling studies into Phase 1a safety and pharmacology studies, followed by a Phase 1b proof-of-concept trial in patients with UC. As of the date of this Quarterly Report on Form 10-Q, we have scaled drug substance, demonstrated in vivo activity in animal models, achieved target PK/PD in large animals, and completed GLP toxicology studies in rats. We have received pre-IND feedback from the FDA and are conducting IND-enabling studies in line with FDA guidance. Our proposed IND enabling package will include phase-appropriate toxicology studies in a rodent and non-rodent species, genotoxicity studies, safety pharmacology studies, adsorption, distribution, metabolism and excretion (“ADME”) studies, transporter studies, phototoxicity studies, pharmacology studies, and AhR binding studies. We plan to file an IND for AT177 in the first half of 2027 and, subject to the appropriate regulatory agencies allowing us to proceed, to initiate a Phase 1a SAD/MAD study followed by a Phase 1b proof-of-concept study in UC patients, with an initial proof-of-concept readout anticipated in the first half of 2028.

Figure: Financing positions AT177 through IND-enabling studies and into clinical proof of concept in UC. Timelines shown are estimates, are not guaranteed and are subject to change based on numerous factors, including the successful and timely completion of preclinical studies and clinical trials, the appropriate regulatory agencies allowing studies to proceed, regulatory feedback, manufacturing and the availability of funding. Source: Company materials.

Chemistry, Manufacturing and Controls

AT177 is manufactured from commercially available, fully-synthetic starting materials using a proprietary, highly scalable synthetic route. We have completed kilogram-scale feasibility batches and have observed drug-substance stability of greater than 18 months at room temperature. We have initiated the development of U.S.-based current Good Manufacturing Practice (“cGMP”) manufacturing with a long-term development partner. The drug product is a colon-targeted oral formulation that uses only excipients found in FDA-approved drugs and is designed to provide a highly targeted colonic release profile, which has been supported by large-animal studies. We believe AT177’s CMC package is well-positioned to support clinical advancement.

Potential Future Indications

We believe our colon-targeted AhR agonist holds promise across a broader range of immune-mediated conditions, including other inflammatory bowel diseases. A proof of concept in ulcerative colitis may, if successful, support development of AT177 in Crohn’s disease, and we are researching whether AT177’s mechanism is orthogonal to, and potentially combinable with, approved UC therapies. We also intend to explore additional, undisclosed platform opportunities as the AT177 program advances.

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

We solely own intellectual property rights covering AT177 on a worldwide, royalty-free basis. Azora was spun out of Stanford University’s SPARK translational research program after a clinical study of indigo naturalis was conducted at Stanford, Stanford granted Azora exclusive rights to use clinical data with indigo naturalis for regulatory, development and intellectual property purposes. This data has been published in Saiki et al., 2021. Stanford has not granted any license relating to indirubin or AT177, and we do not believe that any such license is required. No Stanford resources were used in the development of the inventions claimed in Azora’s patents, and No inventors of Azora’s patents were affiliated with Stanford at the time such patents were filed. Our granted composition-of-matter patent directed to AT177 extends to 2042. We are also pursuing patent protection for our colon-targeted AhR agonist formulations and methods of preventing or mitigating side effects (headaches, GI, PAH) and enhancing the efficacy of AhR agonists. The following table summarizes our key issued patents directed to AT177:

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

AT177 is not a botanical substance. AT177 is a fully synthetic novel prodrug of indirubin that does not occur in nature. The composition-of-matter claims covering AT177 have already been granted by the USPTO. We do not intend to patent any botanical substances.

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

Sales and Marketing

Given our current stage of development, we have not yet established commercial organization or distribution capabilities. If AT177 or any other product candidate receives marketing approval from the FDA, we expect to manage sales, marketing, patient access and distribution through internal resources, third-party relationships, or collaboration with one or more pharmaceutical companies to enhance our commercial capabilities.

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

Research and development (“R&D”) expenses

The following table sets forth our research and development expenses in dollars for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2026	2025	Change
Research and development expenses
AD04	$38	$322	$(284)
AT177	103	–	103
CMC (1)	69	326	(257)
Other personnel and unallocated (2)	230	84	146
Total research and development expense	$440	$732	$(292)

(1)	Costs related to production and testing for CMC activities are not allocated on a program-by-program basis and mainly related to our AD04 product candidate.
(2)	Costs (primarily personnel) are related to all research and development programs and are not allocated on a program-by-program basis.

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

Research and development (“R&D”) expenses

The following table sets forth our research and development expenses in dollars for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2026	2025	Change
Research and development expenses
AD04	$215	$695	$(480)
AT177	103	–	103
CMC (1)	240	615	(375)
Other personnel and unallocated (2)	315	169	146
Total research and development expense	$873	$1,479	$(606)

(1)	Costs related to production and testing for CMC activities are not allocated on a program-by-program basis and mainly related to our AD04 product candidate.
(2)	Costs (primarily personnel) are related to all research and development programs and are not allocated on a program-by-program basis.

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

As of June 30, 2026, we had cash and cash equivalents of approximately $28.7 million. The Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”) provides that if, at any time following the earlier of (i) stockholder approval of the conversion of the Series A Preferred Stock into shares of our common stock or (ii) December 11, 2026, we fail to timely deliver shares of common stock to a converting holder in accordance with the terms of the Certificate of Designation, such holder may require us to pay cash in an amount equal to the fair value of the undelivered shares. The cash settlement price is the closing price on the last trading day before the Company’s receipt of a stockholder’s conversion notice; based on the $4.01 closing price on September 30, 2026, settling all 12,930,601 shares of common stock issuable upon conversion of the Series A Preferred Stock would cost approximately $51.9 million. If stockholder approval of the conversion of the Series A Preferred Stock has not yet been obtained, the cash settlement right will first become available on December 11, 2026 (six months after issuance), provided that the exercise of such right will be only at a holder’s election. The Company’s cash reserves as of September 30, 2026 were approximately $22.0 million, which would not be sufficient to fund a full settlement, and we expect that we would seek to raise alternative debt or equity financing to do so. The Company may be unable to raise additional funds when needed on favorable terms or at all. The Company believes holders of the Company’s common stock are aware of the Company’s cash position, the expected shortfall should the Company be forced to cash settle the Series A Preferred Stock and the unlikelihood that the Company would be able to raise sufficient capital to finance full cash settlement of the Series A Preferred Stock. The Company believes each of these factors positively influence the likelihood that holders of the Company’s common stock will support approval of the proposal to allow for the conversion of the Series A Preferred Stock at the Company’s reconvened 2026 Annual Meeting of Stockholders, when held.

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

We will require additional financing as we continue to execute our overall business strategy which is to complete IND-enabling studies, with an IND submission planned for the first half of 2027. We intend to advance AT177 into a Phase 1a SAD/MAD study followed by a Phase 1b PoC study in patients with UC, in each case subject to the appropriate regulatory authorities allowing our planned studies to proceed, with an initial proof-of-concept readout anticipated in first half of 2028. We do not believe our current cash will be sufficient to allow us to commence the planned Phase 1b study or any additional studies for AD04. However, we do believe that the additional $32.4 million that we could receive upon purchase of the Milestone Warrants by the PIPE Investors and Former Azora Noteholders, if such persons exercise their right to purchase the Milestone Warrants, would be sufficient to allow us to complete the planned Phase 1b study of AT177. We have no right to compel the purchase of any Milestone Warrants, and we are not relying on any commitment to do so. The PIPE Investors and Former Azora Noteholders are not obligated to purchase any Milestone Warrants, and no assurances can be provided that they will exercise their right to do so.

Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as through the sale of the Milestone Warrants, equity and/or debt financings, grant funding, strategic collaborations and strategic relationships in order to complete our subsequent clinical trial requirements for AT177. At this time, we have no committed sources of funding. The sale and issuance of the Milestone Warrants and the receipt of cash proceeds from such issuance is not guaranteed and is in the discretion of the PIPE Investors and Former Azora Noteholders. Our ability to sell shares under the AGP ATM is restricted by certain SEC rules, and our ability to sell shares under the purchase agreement, dated December 13, 2024, that we entered into with Alumni Capital LP (“Alumni”) is restricted by the terms of such agreement and certain Nasdaq rules. Without additional funding or securing a strategic collaboration, we will be required to delay, scale back or eliminate some or all of our research and development programs including our planned Phase 1b trial, which would likely have a material adverse effect on us and our consolidated financial statements. We expect that any further development of AD04 will only be commenced if we receive grant funding, or enter into strategic collaborations and strategic relationships.

There can be no assurance that we will be successful in pursuing any strategic alternative or that, if pursued, we will be able to consummate a strategic alternative on attractive terms or at all or that it would lead to increased stockholder value.

If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies. These factors raise substantial doubt about our ability to continue as a going concern in the event the cash settlement obligations related to the Series A Preferred Stock are triggered.

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

During the three and six months ended June 30, 2026, we acquired in-process research and development, which was expensed, and we recorded a milestone warrant rights liability in connection with the Merger. For the milestone warrant rights liability, our best estimate is based on clinical trial progress, regulatory interactions, and historical industry success rates. An increase in the probability of milestone achievement or underlying stock price significantly increases the fair value of the milestone warrant rights liability.

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

Our consolidated unaudited financial statements as of June 30, 2026 have been prepared assuming we will continue as a going concern. During the three months ended June 30, 2026, we incurred a net loss of $52.0 million and used $8.0 million of cash in operations. During the year ended December 31, 2025, we incurred a net loss of $8.0 million and used cash in operations of $6.5 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q state that, in the event the cash settlement obligations related to the Series A Preferred Stock are triggered, we do not believe that the existing cash and cash equivalents are sufficient to fund operations for the next twelve months following the filing of this Quarterly Report on Form 10-Q and our significant accumulated deficit, recurring losses, and needs to raise additional funds to sustain its operations raise substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm included in the 2025 Form 10-K contains an explanatory paragraph that our accumulated deficit, incurred recurring losses and need to raise additional funds to sustain our operations has raised substantial doubt about our ability to continue as a going concern. During 2026, the Company received net proceeds of approximately $27.6 million from equity issuances. However, the Company will require additional capital to continue operations and development of AT177 and AD04.

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

Pursuant to the Nasdaq continued listing rules, we are currently required to maintain stockholders’ equity in excess of $2.5 million. Our stockholders’ equity as of June 30, 2026, as reported in this Quarterly Report on Form 10-Q, does not meet Nasdaq rules for continued listing of our stock on the Nasdaq Capital Market, LLC (“Nasdaq”). On August 18, 2026, we received a deficiency notice to this effect from Nasdaq, and on October 2, 2026, we submitted a plan to Nasdaq for regaining compliance.. Additionally, Nasdaq Listing Rule 5110 requires that the Company submit, and Nasdaq approve, a Nasdaq Listing Application prior to the approval by our stockholders of a change of control pursuant to Nasdaq Listing Rule 5635(b). We currently expect that the receipt of stockholder approval of the conversion of our shares of Series A Preferred Stock, together with certain other expected changes to our management team and board of directors and other factors, will result in a change of control under Nasdaq rules.

We currently believe that we will exceed the $2.5 million stockholder’s equity continued listing requirement at such time that we receive stockholder approval of the conversion of our Series A Preferred Stock and that we will be able to take the necessary actions to obtain conditional approval of our Initial Listing Application from Nasdaq prior to our reconvened 2026 Annual Meeting of Stockholders; however, no assurances can be provided that we will satisfy such requirements or be able to obtain the conditional approval of our Initial Listing Application from Nasdaq prior to our reconvened 2026 Annual Meeting of Stockholders.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Additionally, in connection with the Merger, we issued 12,930.601 shares of Series A Preferred stock to the former stockholders of Azora, which are convertible into an aggregate of 12,930,601 shares of our common stock. Subject to certain beneficial ownership limitations, the outstanding shares of our Series A Preferred Stock will automatically convert into shares of our common stock upon stockholder approval of such conversions, which we intend to seek at our reconvened 2026 Annual Meeting of Stockholders. Pursuant to our 2017 equity incentive plan, which became effective on the business day prior to the public trading date of our common stock, our management is authorized to grant equity awards to our employees, officers, directors and consultants.

At June 30, 2026, we had outstanding (i) warrants to purchase 1,240,076 shares of common stock outstanding with a weighted average exercise price of $18.79, (ii) options to purchase 1,646,685 shares of common stock at a weighted average exercise price of $4.56 per share, (iii) 557,248 restricted stock units, and (iv) shares of Series A Preferred Stock convertible into an aggregate of 12,930,601 shares of our common stock. The issuance of the shares of common stock underlying the options. warrants and Series A Convertible Preferred Stock will have a dilutive effect on the percentage ownership held by holders of our common stock.

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

Under the terms of the Merger Agreement, the Purchase Agreement and the Exchange Agreements, as promptly as practicable following the date of the Merger Agreement, we are required to call and hold a meeting of our stockholders to obtain the requisite approval from our stockholders, in accordance with Nasdaq Stock Market Rules, for, among other things: (i) the conversion of the shares of our Series A Preferred Stock into shares of common stock, (ii) the exercise of the Assumed Options by the holders thereof, (iii) the exercise of the Initial Closing Pre-Funded Warrants by the holders thereof, (iv) the exercise of the Milestone Warrants by the holders thereof, (v) the amendment of our certificate of incorporation to increase the number of shares of common stock authorized for issuance thereunder to 500,000,000 shares, (vi) the adoption of a new 2026 Equity Incentive Plan and (vii) the adoption of a new 2026 Employee Stock Purchase Plan (collectively, the “Transaction Stockholder Matters”). If we fail to have enough shares present in person or by proxy to constitute a quorum, fail to obtain the required vote on the Transaction Stockholder Matters and/or the Nasdaq Listing Application is not approved, we will be required to further adjourn the 2026 Annual Meeting of Stockholders one or more times for up to 30 days per adjournment. If stockholder approval of the Transaction Stockholder Matters or approval of the Nasdaq Listing Application are still not obtained following such adjournment(s), we will be obligated to continue soliciting stockholder approval at subsequent annual or special meetings of our stockholders, held at intervals of no more than six months, until such approvals are obtained, which would be time consuming and costly.

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

If certain proposals are not approved by stockholders at the reconvened 2026 Annual Meeting of Stockholders, certain securities will remain outstanding and unconverted, which could adversely affect the Company and our stockholders.

Under the terms of the Merger Agreement, we are obligated to obtain stockholder approval for the conversion of all outstanding shares of Series A Preferred Stock issued in the Merger into shares of our common stock, as required by the Nasdaq Listing Rules. Under the terms of the Purchase Agreement and Exchange Agreements, we are obligated to obtain stockholder approval for the exercise of all outstanding issued or issuable Initial Closing Pre-Funded Warrants and the Milestone Warrants as required by the Nasdaq Listing Rules. We are seeking such approval at the reconvened 2026 Annual Meeting of Stockholders. If our stockholders do not approve the conversion of the Series A Preferred Stock, the Series A Preferred Stock will remain outstanding and unconvertable, and we are obligated to seek such approval at one or more subsequent stockholders meetings until such approval is obtained, which would result in additional cost and delay. If our stockholders do not approve the exercise of the Initial Closing Pre-Funded Warrants, the Initial Closing Pre-Funded Warrants will remain outstanding and not exercisable, and we are obligated to seek such approval at one or more subsequent stockholders meetings until such approval is obtained. If our stockholders do not approve the exercise of the Milestone Warrants, any Milestone Pre-Funded Warrants and/or Milestone Incentive Warrants issued, if any, will not be exercisable and we will be obligated to seek such approval at subsequent stockholders meetings, resulting in additional cost and delay and we do not believe the PIPE Investors or Azora Noteholders will seek to acquire any Milestone Warrants until stockholder approval of their exercise is obtained. If the conversion of the Series A Preferred Stock is approved, the conversion of all such Series A Preferred Stock will result in the issuance of a maximum of 12,930,601 shares of our common stock, causing dilution to existing holders of our common stock and an increase in the number of shares eligible for resale in the public market. If the exercise of the Initial Closing Pre-Funded Warrant Proposal is approved, the exercise of all such Initial Closing Pre-Funded Warrants issuable will result in the issuance of a maximum of 11,780,948 shares of our common stock, causing dilution to existing holders of our common stock and an increase in the number of shares eligible for resale in the public market. If the issuance and exercise of the Milestone Warrants is approved, the exercise of all such Milestone Pre-Funded Warrants and Milestone Incentive Warrants will result in the issuance of a maximum of 23,561,896 shares of our common stock, causing dilution to existing holders of our common stock and an increase in the number of shares eligible for resale in the public market. We also have a contractual obligation under the Merger Agreement and RRA to register all shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for resale within 80 days of the closing of the Financing and to file, within 30 days after a Milestone Registration Trigger Date a registration statement registering for resale the common stock issuable upon exercise of the Milestone Warrants that have not yet been registered.

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

If we are unable to obtain stockholder approval of the conversion of the Series A Preferred Stock into shares of common stock, we may be required to make a significant cash settlement that exceeds our cash reserves.

Subject to the receipt of stockholder approval of the conversion of the Series A Preferred Stock, each share of Series A Preferred Stock will automatically convert into 1,000 shares of common stock, subject to certain beneficial ownership limitations and the number of shares of common stock authorized under our certificate of incorporation, as amended (“Certificate of Incorporation”), which we would be obligated to use reasonable best efforts to increase if insufficient (potentially requiring a further stockholder vote). Each holder of Series A Preferred Stock may also elect to convert earlier, subject to the same limitations, solely to effect the cash settlement described below, beginning six months after the Series A Preferred Stock’s initial issuance date if stockholder approval of the conversion of the Series A Preferred Stock has not yet been obtained. If at any time after the earlier of (i) stockholder approval of the conversion of the shares of Series A Preferred Stock or (ii) six (6) months after the issuance of the Series A Preferred Stock, we fail to timely deliver shares issuable upon a conversion of the Series A Preferred Stock to a holder thereof (other than as a result of a stockholder’s own beneficial ownership limitation), the affected stockholder may require cash settlement of the shares of Series A Preferred Stock subject to such conversion at the fair value of the undelivered shares.

The cash settlement price is the closing price on the last trading day before the Company’s receipt of a holder’s conversion notice; based on the $4.01 closing price on September 30, 2026, settling all 12,930,601 shares of common stock issuable upon conversion of the Series A Preferred Stock would cost approximately $51.9 million. If stockholder approval of the conversion of the Series A Preferred Stock has not yet been obtained, the cash settlement right will first become available on December 11, 2026 (six months after issuance), provided that the exercise of such right will only be at the election of a holder of Series A Preferred Stock. Our cash reserves as of September 30, 2026 were approximately $22.0 million, which would not be sufficient to fund a full settlement, and we expect that we would seek to raise alternative debt or equity financing to do so. We may be unable to raise additional funds when needed on favorable terms or at all.

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

We have determined that substantially all (greater than 90%) of the fair value of the assets acquired in the Merger is concentrated in a single asset — Azora’s colon-targeted AhR program. Accordingly, the Merger was treated as an asset acquisition for accounting purposes. Because the acquired value is concentrated in a single program, any failure or material setback in the development of AT177 or other product candidates arising from the AhR program would disproportionately impact the combined company and could result in a significant loss of the value attributed to Azora in the Merger. Unlike a diversified pharmaceutical company with multiple product candidates across various stages of development, our post-Acquisition business is substantially dependent on the success of this single program.

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

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

2.1	Agreement and Plan of Merger, dated June 11, 2026 by and among Adial Pharmaceuticals, Inc., Adial First Merger Sub, Inc., Adial Second Merger Sub, LLC and Azora Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
3.4	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
3.5	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 4, 2026).
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated June 11, 2026. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
4.1	Form of Pre-Funded Warrant (Financing) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
4.2	Form of Warrant (Financing) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
4.3	Form of Pre-Funded Warrant (Note Exchange) (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
4.4	Form of Warrant (Note Exchange) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.1#	Form of Restricted Stock Award Agreement under 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 9, 2026)

10.2+	Form of Securities Purchase Agreement, dated as of June 11, 2026, by and among Adial Pharmaceuticals, Inc. and each investor listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.3+	Form of Exchange Agreement, dated as of June 11, 2026, by and among Adial Pharmaceuticals, Inc. and each note holder listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.4	Form of Registration Rights Agreement, by and among Adial Pharmaceuticals, Inc. and the investors signatory thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.5	Amendment to Amended and Restated Employment Agreement between Adial Pharmaceuticals, Inc. and Cary J. Claiborne, effective June 11, 2026 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.6	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Tony Goodman, effective June 11, 2026 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.7	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Vinay Shah, effective June 11, 2026 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.8	Amended and Restated Employment Agreement, dated June 11, 2026, by and between Adial Pharmaceuticals, Inc. and Matthew Davidson (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
10.9#	Form of Stock Option Inducement Award Grant Notice and Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
10.10#	Form of Restricted Stock Unit Inducement Award Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
10.11#	Notice of Termination and Release and Waiver, dated August 11, 2026, by and between Adial Pharmaceuticals, Inc. and Tony Goodman (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
10.12	Amendment No. 1 to Securities Purchase Agreement, dated August 12, 2026, by and between Adial Pharmaceuticals, Inc. and the investor signatories thereto (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
31.3*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
32.2	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026).
32.3*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
+	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

ADIAL PHARMACEUTICALS, INC.

By:	/s/ Cary J. Claiborne
Name:	Cary J. Claiborne
Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: October 20, 2026