Form 10-Q
period 2026-09-30
Azora Therapeutics, Inc. (DE)
filed 2026-11-12
CIK 1513525

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38323

AZORA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3074668
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

16501 Ventura Blvd Suite 400 Encino, CA	91436
Address of Principal Executive Offices	Zip Code

(818) 253-9118

Registrant’s Telephone Number, Including Area Code

Adial Pharmaceuticals, Inc., 4870 Sadler Road, Suite 300, Glen Allen, Virginia 23060

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AZR	The Nasdaq Stock Market LLC

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

Number of shares of common stock outstanding as of November 9, 2026 was 14,286,311.

AZORA THERAPEUTICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations, and business initiatives and to obtain funding for such activities; our future results of operations and financial position, business strategy and plans, prospects, costs and objectives of management for future acquisitions, and expected changes to our business, results of operations, management team and board of directors in connection with our recent acquisition of Azora Therapeutics, Inc. are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2026 (“2025 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, unless the context otherwise requires, the “Company,” “we,” “us” and “our” refer to Azora Therapeutics, Inc. (formerly known as Adial Pharmaceuticals, Inc.) and its consolidated subsidiary. Effective October 29, 2026, we changed our name from Adial Pharmaceuticals, Inc. to Azora Therapeutics, Inc., and our common stock, which previously traded on The Nasdaq Capital Market under the symbol “ADIL,” began trading under the symbol “AZR.” References to “Legacy Adial” refer to the Company and its business prior to the Merger, and references to “Legacy Azora” refer to the privately held Azora Therapeutics, Inc. that we acquired on June 11, 2026, now our wholly owned subsidiary, Azora Therapeutics, LLC.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Unaudited Financial Statements

AZORA THERAPEUTICS, INC. (formerly known as ADIAL PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$22,044	$5,881
Prepaid expenses and other current assets	333	300
Total Current Assets	22,377	6,181

Intangible assets, net	3	3
Equity method investment	148	490
Total Assets	$22,528	$6,674

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$1,391	$655
Accrued expenses	3,665	742
Total Current Liabilities	5,056	1,397
Total Liabilities	$5,056	$1,397

Commitments and contingencies – see Note 10

Series A convertible preferred stock, $0.001 par value; 13,000 and 0 shares designated as of September 30, 2026 and December 31, 2025, respectively; 12,930.601 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	38,533	—

Stockholders’ (Deficit) Equity
Preferred Stock, 5,000,000 shares authorized with a par value of $0.001 per share as of September 30, 2026 and December 31, 2025	—	—
Common Stock, 500,000,000 shares authorized with a par value of $0.001 per share, 2,625,890 and 1,111,010 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	1
Additional paid in capital	187,482	95,248
Accumulated deficit	(208,546)	(89,972)
Total Stockholders’ (Deficit) Equity	(21,061)	5,277
Total Liabilities, Temporary Equity and Stockholders’ (Deficit) Equity	$22,528	$6,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZORA THERAPEUTICS, INC. (formerly known as ADIAL PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Expenses:
Research and development expenses	$1,775	$521	$2,648	$2,000
General and administrative expenses	5,756	1,243	12,725	3,914
Acquired in-process research and development	—	—	46,185	—
Total Operating Expenses	7,531	1,764	61,558	5,914

Loss From Operations	(7,531)	(1,764)	(61,558)	(5,914)

Other Income (Expense)
Interest income	170	48	275	107
Change in fair value of milestone warrant rights liability	(57,108)	—	(48,828)	—
Financing expense allocated to milestone warrant rights liability	—	—	(2,067)	—
Loss on extinguishment of Azora Therapeutics convertible promissory notes	—	—	(6,054)	—
Loss on equity method investment	(93)	(77)	(342)	(339)
Other income (expenses)	—	(1)	—	165
Total other income (expense)	(57,031)	(30)	(57,016)	(67)

Net Loss	$(64,562)	$(1,794)	$(118,574)	$(5,981)

Loss per share, basic and diluted	$(4.52)	$(2.02)	$(17.41)	$(11.35)
Weighted average shares, basic and diluted	14,296,323	886,852	6,810,071	526,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZORA THERAPEUTICS, INC. (formerly known as ADIAL PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY EQUITY

AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Temporary Equity		Stockholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2026	—	—	1,111,010	$1	$95,248	$(89,972)	$5,277
Equity-based compensation - stock option expense	—	—	—	—	86	—	86
Equity-based compensation – restricted stock	—	—	—	—	62	—	62
Shares issued from abeyance	—	—	216,960	—	—	—	—
Net proceeds from sale of common stock	—	—	181,230		315	—	315
Net loss	—	—	—	—	—	(2,023)	(2,023)
Balance, March 31, 2026	—	—	1,509,200	1	95,711	(91,995)	3,717
Equity-based compensation – stock option expense	—	—	—	—	134	—	134
Equity-based compensation – restricted stock	—	—	134,815	—	3	—	3
Issuance of pre-funded warrants in connection with the private placement transaction	—	—	—	—	5,938	—	5,938
Issuance of Series A convertible preferred stock in connection with the acquisition of Azora Therapeutics	12,930.601	38,533	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Azora Therapeutics	—	—	437,421	1	1,305	—	1,306
Fair value of assumed options that relates to the pre-combination service period	—	—	—	—	1,664	—	1,664
Net proceeds from sale of common stock	—	—	544,454	1	849	—	850
Net loss	—	—	—	—	—	(51,989)	(51,989)
Balance, June 30, 2026	12,930.601	38,533	2,625,890	3	105,604	(143,984)	(38,377)
Equity-based compensation – stock option expense	—	—	—	—	408	—	408
Equity-based compensation – restricted stock	—	—	—	—	550	—	550
Reclassification of milestone warrant rights from liability to equity upon amendment	—	—	—	—	80,920	—	80,920
Net loss	—	—	—	—	—	(64,562)	(64,562)
Balance, September 30, 2026	12,930.601	$38,533	2,625,890	$3	$187,482	$(208,546)	$(21,061)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	258,826	$—	$86,063	$(81,995)	$4,068
Equity-based compensation - stock option expense	—	—	93	—	93
Equity-based compensation - stock issuances to a vendor and vesting to employee	4,000	—	143	—	143
Net proceeds from sale of common stock	3,000	—	51	—	51
Net loss	—	—	—	(2,229)	(2,229)
Balance, March 31, 2025	265,826	—	86,350	(84,224)	2,126
Equity-based compensation – stock option expense	—	—	75	—	75
Equity-based compensation – stock issuances to a vendor and vesting to employee	—	—	49	—	49
Net proceeds from sale of common stock	216,314	—	3,076	—	3,076
Exercise of warrants, net of expenses	379,089	—	2,222	—	2,222
Net loss	—	—	—	(1,958)	(1,958)
Balance, June 30, 2025	861,229	$—	$91,772	$(86,182)	$5,590
Equity-based compensation – stock option expense	—	—	88	—	88
Equity-based compensation – stock issuances to a vendor and vesting to employee	11,891	—	96	—	96
Net proceeds from sale of common stock	74,799	—	478	—	478
Exercise of warrants, net of expenses	5,376	—	47	—	47
Net loss	—	—	—	(1,794)	(1,794)
Balance, September 30, 2025	953,295	$—	$92,481	$(87,976)	$4,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZORA THERAPEUTICS, INC. (formerly known as ADIAL PHARMACEUTICALS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(118,574)	$(5,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,243	508
Change in fair value of milestone warrant rights liability	48,828	—
Financing expense allocated to milestone warrant rights liability	2,067	—
Loss on extinguishment of Azora Therapeutics convertible promissory notes	6,054	—
Acquired in process research and development	46,185	—
Change in value of equity method investment	342	339
Change in fair value contingent consideration	—	(150)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24)	(100)
Accrued expenses	(1,186)	(43)
Accounts payable	457	307
Accounts payable, related party	—	(48)
Net cash used in operating activities	(14,608)	(5,168)

Cash flows from investing activities:
Cash receipt from contingent consideration	—	150
Net cash assumed in the acquisition of Azora Therapeutics	5,282	—
Net cash provided by investing activities	5,282	150

Cash flows from financing activities:
Net proceeds from sale of common stock	1,165	3,605
Proceeds from the private placement issuance of pre-funded warrants	26,800	—
Issuance costs from the private placement issuance of pre-funded warrants	(2,476)	—
Proceeds from warrant exercise, net of expenses	—	2,269
Net cash provided by financing activities	25,489	5,874

Net increase in cash and cash equivalents	16,163	856

Cash and cash equivalents at beginning of period	5,881	3,751

Cash and cash equivalents at end of period	$22,044	$4,607

Supplemental disclosure of noncash financing information:

Fair value of Series A convertible preferred stock issued for the acquisition of Azora Therapeutics	$38,533	—
Net liabilities acquired in the acquisition of Azora Therapeutics	$9,964	—
Extinguishment of the Azora Therapeutics convertible promissory notes to pre-funded warrants	$5,585	—
Reclassification of milestone warrant rights from liability to equity upon amendment	$80,920	—
Right to purchase Milestone warrants in association with the private placement issuance of the pre-funded warrants	$32,092	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AZORA THERAPEUTICS, INC. (formerly known as ADIAL PHARMACEUTICALS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF BUSINESS

Azora Therapeutics, Inc. (formerly known as Adial Pharmaceuticals, Inc.) (the “Company”) and, with respect to periods prior to the Merger described below, “Legacy Adial” was converted, from a limited liability company formed on November 23, 2010 in the Commonwealth of Virginia under the name Adial Pharmaceuticals, LLC, to a corporation and reincorporated in Delaware on October 5, 2017. On June 11, 2026, the Company completed its acquisition of Azora Therapeutics, Inc. (“Legacy Azora”) pursuant to an Agreement and Plan of Merger, dated June 11, 2026 (the “Merger Agreement”), by and among the Company, Adial Merger Sub I, Inc. (“First Merger Sub”), Adial Merger Sub II, LLC (“Second Merger Sub”) and Legacy Azora. Pursuant to the Merger Agreement, First Merger Sub merged with and into Legacy Azora, with Legacy Azora surviving as a wholly owned subsidiary of Adial (the “First Merger”). Immediately following the First Merger, Legacy Azora merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of the Company and the Second Merger Sub changing its name to “Azora Therapeutics, LLC” (the “Second Merger” and, together with the First Merger, the “Merger”). The Merger was accounted for as the consolidation of a variable interest entity (“VIE”), as the Company was determined to be the primary beneficiary of a VIE that is not a business. Effective October 29, 2026, the Company changed its name from Adial Pharmaceuticals, Inc. to Azora Therapeutics, Inc. See Note 12.

The Merger brought Legacy Azora’s lead investigational candidate, AT177, into the Company’s development pipeline. Prior to the Merger, Legacy Adial focused on developing medications for the treatment or prevention of addictions and related disorders. Following the Merger, the Company’s focus has shifted and its lead program is now AT177, a proprietary, fully-synthetic, oral, colon-targeted AhR agonist in development for the treatment of ulcerative colitis.

2 — GOING CONCERN AND OTHER UNCERTAINTIES

The Company is in a development stage and has incurred losses each year since inception and expects to continue to incur losses based on the current development plans for AT177 in both the U.S. and international markets and other operating requirements.

As of September 30, 2026, the Company had a cash and cash equivalents balance of $22.0 million consisting of cash and investments in highly liquid U.S. money market funds. Based on its current business plan, the Company will need additional financing to support its continuing operations, which is not sufficient to fund operations for the next twelve months following the filing of these unaudited condensed consolidated financial statements and pursue its current strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern within the twelve months after the date that these unaudited condensed consolidated financial statements are issued, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Other Uncertainties

Generally, the industry in which the Company operates subjects the Company to a number of other risks and uncertainties that can affect its operating results and financial condition. Such factors include, but are not limited to: the timing, costs and results of clinical trials and other development activities versus expectations; the ability to obtain regulatory approval to market product candidates; the ability to manufacture products successfully; competition from products sold or being developed by other companies; the price of, reimbursement of, and demand for, Company products once approved; and the ability to negotiate favorable licensing or marketing agreements for its products.

3 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires Company management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of these financial statements and the reported amounts of expenses during the reporting period. Actual results might differ from these estimates.

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

The accompanying unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Azora Therapeutics, LLC, as of September 30, 2026. All significant intercompany transactions have been eliminated.

Reverse Stock Split

On February 5, 2026, the Company effected a reverse stock split of the outstanding shares of common stock, trading on Nasdaq under the symbol ADIL, at a ratio of 1-for-25. The number of shares of common stock authorized for issuance under the Company’s charter remained at 100,000,000 shares and the number of shares of preferred stock authorized for issuance under the Company’s charter remained at 5,000,000 shares. The Company has retrospectively adjusted all references to common stock, stock warrants to purchase common stock, stock options to purchase common stock, share data, per share data and related information contained in the unaudited condensed consolidated financial statements.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average outstanding shares of common stock. Pre-funded warrants are included in basic loss per share as the exercise price is nominal, refer to Note 9 for the number of Pre-funded warrants. Diluted net loss per share is computed giving effect to all proportional shares of common stock, including stock options, restricted stock, preferred stock and warrants to the extent dilutive. Basic net loss per share was the same as diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, as the inclusion of all potential common shares outstanding would have an anti-dilutive effect.

The total potentially dilutive common shares that were excluded for the nine month periods ended September 30, 2026 and 2025 were as follows:

	Potentially Dilutive Common Shares Outstanding September 30,
	2026	2025
Warrants to purchase common stock	1,240,076	1,058,963
Common Stock issuable on exercise of options	2,109,945	47,367
Series A Preferred Stock	12,930,601	—
Unvested restricted stock	648,228	5,797
Total potentially dilutive Common Stock excluded	16,928,850	1,112,127

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation (the “FDIC”). At September 30, 2026, the Company exceeded FDIC insurance limits in its insured bank accounts by approximately $0.8 million and held approximately $21.0 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased less than ninety days and are carried at fair value. Unrealized gains or losses are included in the interest income and are immaterial to the consolidated financial statements. At December 31, 2025, the Company did exceed FDIC insurance limits in its insured bank accounts by approximately $17,000 and held approximately $5.6 million in non-FDIC insured cash equivalent accounts.

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

Segment Information

The Company operates as one operating segment with a focus on drug development for developing aryl hydrocarbon receptor agonists to treat autoimmune diseases, including ulcerative colitis, and previously, medications for the treatment or prevention of addiction and related disorders. The Company’s Chief Executive Officer, as its chief operating decision maker (“CODM”), manages and allocates resources to the Company’s operations on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables the Company’s Chief Executive Officer to assess its overall level of available resources and determine how best to deploy these resources across research and development projects in line with the Company’s long-term company-wide strategic goals.

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

Convertible Preferred Stock

The Company has classified its convertible preferred stock as temporary equity in the accompanying balance sheets due to cash settlement provisions that are outside of the control of the Company. Subsequent adjustments of the carrying values to the settlement values will be made only when it becomes probable that such an event will occur. The Company did not accrete the carrying values of the convertible preferred stock to the settlement values as settlement is contingent on shareholder approval which is outside of the control of the Company.

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

4 — ACQUISITION OF LEGACY AZORA AND PIPE ISSUANCE

On June 11, 2026, the Company acquired Legacy Azora, in accordance with the terms of the Merger Agreement, by and among the Company, First Merger Sub, Second Merger Sub and Legacy Azora. Pursuant to the Merger Agreement, First Merger Sub merged with and into Azora, with Legacy Azora surviving as a wholly owned subsidiary of Legacy Adial (the “First Merger”).

Immediately following the First Merger, in the Second Merger, Legacy Azora merged with and into Second Merger Sub, with Second Merger Sub surviving as a wholly owned subsidiary of the Company and the Second Merger Sub changing its name to “Azora Therapeutics, LLC.” At closing of the Merger, the Company issued to former Azora stockholders 437,421 shares of Adial’s common stock and 12,930.601 shares of Series A Preferred Stock. Each one share of Series A Preferred Stock was convertible into 1,000 shares of Adial’s common stock (“Conversion Ratio”), subject to the terms and limitations set forth in the applicable certificate of designation and related transaction documents, including without limitation the receipt of approval of Adial’s stockholders of the conversion thereof. Legacy Azora outstanding options to purchase Legacy Azora common stock were converted into options to purchase 1,177,782 shares of Adial’s common stock. The Merger was completed on June 11, 2026.

On June 11, 2026, in connection with and as a condition to closing of the Merger, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “PIPE Investors”), pursuant to which the Company issued and sold to the PIPE Investors, in a private placement transaction, at the initial closing on June 12, 2026 (the “Initial PIPE Closing”) pre-funded warrants (the “Initial Closing Pre-Funded Warrants”) to purchase up to an aggregate of 9,749,345 shares of the Company’s common stock, at a price of $2.7489 per Initial Closing Pre-Funded Warrant, for an aggregate purchase price of $26.8 million. In addition, the Company agreed to issue and sell to the PIPE Investors at one or more subsequent closings at the option of each PIPE Investor (each, a “Milestone Closing”), pre-funded warrants (the “Milestone Pre-Funded Warrants”) to purchase up to an aggregate of 9,749,345 shares of the Company’s common stock at a purchase price equal to $2.7489 per share, for an aggregate purchase price of up to $26.8 million. At each Milestone Closing, the Company will also issue to the PIPE Investors, without additional consideration, milestone incentive warrants (the “Milestone Incentive Warrants” and, together with the Milestone Pre-Funded Warrants, the “Milestone Warrants”) exercisable for the same number of shares of the Company’s common stock as the Milestone Pre-Funded Warrants purchased, up to an aggregate of 9,749,345 shares, at an exercise price of $2.7489 per share. The issuance and sale of the Initial Closing Pre-Funded Warrants and the Milestone Pre-Funded Warrants, and the issuance of the Milestone Incentive Warrants, pursuant to the Purchase Agreement are collectively referred to as the “Financing.”

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Company agreed to guarantee the payment of $5.5 million in principal amount of certain outstanding amended and restated convertible promissory notes issued by Legacy Azora (the “Azora Notes”) to certain individuals (collectively, the “Former Azora Noteholders”). The $5.6 million fair value of the principal and accrued interest of the Azora Notes is represented as “Convertible promissory notes” in the table of net assets acquired by the Company and included in Note 4. On June 11, 2026, the Company entered into exchange agreements (the “Exchange Agreements”) with the Former Azora Noteholders to extinguish the payment guaranty and retire the Azora Notes in exchange for the issuance to the Former Azora Noteholders of Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of the Company’s common stock (the “Azora Note Exchange”). As a result of the Azora Note Exchange, all such Azora Notes have been deemed to be repaid in full and all outstanding obligations thereunder have been extinguished. Pursuant to the Exchange Agreements, the Former Azora Noteholders are also entitled to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants up to an aggregate of 2,031,603 shares of the Company’s common stock at a purchase price of $2.7489 per share for an aggregate purchase price of up to $5.6 million, and to receive, without additional consideration, Milestone Incentive Warrants exercisable for the same number of shares as the Milestone Pre-Funded Warrants purchased, up to an aggregate of 2,031,603 shares, at an exercise price of $2.7489 per share, on substantially the same terms as the PIPE Investors under the Purchase Agreement. The Company accounted for the Azora Note Exchange as a debt extinguishment and an extinguishment loss of $6.1 million was recognized based upon the difference between the reacquisition price of $11.7 million and the net carrying amount of the Azora Notes of $5.6 million, which reflects the fair value of the principal and accrued interest of the Azora Notes. The reacquisition price is equal to the fair value of the Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of the Company’s common stock of $6.1 million and the liability classified rights, issued upon the Azora Note Exchange, with an aggregate fair value of $5.6 million to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of the Company’s common stock and receive the Milestone Incentive Warrants . The net carrying amount is equal to the principal and accrued interest amount of the Azora Notes.

Subject to the receipt of stockholder approval of the conversion of the shares of Series A Preferred Stock issued in the Merger into shares of the Company’s common stock, each share of Series A Preferred Stock will automatically convert into 1,000 shares of common stock, subject to (a) certain beneficial ownership limitations established by each holder (initially 4.99%, increasable up to 19.99% upon 61 days’ prior written notice) (the “Beneficial Ownership Limitation”) and (b) the number of shares of common stock authorized under the Company’s certificate of incorporation, which the Company would be obligated to use reasonable best efforts to increase if insufficient (potentially requiring a further stockholder vote). Each holder of shares of Series A Preferred Stock may also elect to convert earlier, subject to the same limitations, or, solely to effect the cash settlement described below, beginning six months after the Series A Preferred Stock’s initial issuance date if stockholder approval of the conversion of Series A Preferred Stock has not yet been obtained. If, at any time after the earlier of (i) stockholder approval of the conversion of the shares of Series A Preferred Stock or (ii) six (6) months after the initial issuance of the Series A Preferred Stock, the Company fails to timely deliver shares issuable upon a conversion by a holder thereof (other than as a result of a holder’s own Beneficial Ownership Limitation), the affected holder may require cash settlement of the shares of Series A Preferred Stock subject to such conversion at the fair value of the undelivered shares. On October 28, 2026, the Company’s stockholders approved the conversion of the Series A Preferred Stock to become effective as of November 2, 2026 and on November 2, 2026, 9,924.260 shares of Series A Preferred Stock automatically converted into 9,924,260 shares of common stock with 3,006.341 shares of Series A Preferred Stock remaining outstanding as a result of the Beneficial Ownership Limitation. Such shares of Series A Preferred Stock may be converted into common stock by the holders thereof, subject to such limitation. See Note 12.

Under the Certificate of Designation, Series A Preferred Stock and the common stock issuable upon conversion (the “Locked Shares”) are subject to transfer restrictions releasing in three equal tranches: 180 days after the Initial PIPE Closing; 180 days after stockholder approval of the Transaction Stockholder Matters (as defined below); and upon the Company’s issuance of the milestone event notice, at which point all remaining restrictions lapse. Certain Company officers and directors have also signed support agreements, and certain Legacy Azora officers, directors, and Series A Preferred Stockholders have signed separate 180-day lock-up agreements. The following are collectively referred to as the Transaction Stockholder Matters requiring stockholder approval: (i) the conversion of the shares of Series A Preferred Stock into shares of common stock, (ii) the exercise of the options to purchase Legacy Azora stock that were assumed in the Merger, (iii) the exercise of the Initial Closing Pre-Funded Warrants by the holders thereof, (iv) the exercise of the Milestone Warrants by the holders thereof, (v) the amendment of our certificate of incorporation to increase the number of shares of common stock authorized for issuance thereunder to 500,000,000 shares, (vi) the adoption of a new 2026 Equity Incentive Plan and (vii) the adoption of a new 2026 Employee Stock Purchase Plan.

As a result of the Merger, Financing and Azora Note Exchange (collectively, the “Transactions”), equity holders of Legacy Adial immediately prior to the Merger owned approximately 7.7% of the Company’s common stock, equity holders of Legacy Azora immediately prior to the acquisition owned approximately 51.0% of the Company’s common stock and the investors in the Financing, including the Azora Noteholders, owned approximately 41.3% of the Company’s common stock, in each case calculated on a fully-diluted, as-converted-basis (and without giving effect to any beneficial ownership limitations) using the treasury stock method and based on the implied equity values of Legacy Adial and Legacy Azora. Immediately after the Transactions, but prior to the conversion of the Series A Preferred Stock and prior to the exercise of any Initial Closing Pre-Funded Warrants, based on outstanding shares of common stock, equityholders of Legacy Adial immediately prior to the Merger owned approximately 83.3% of the Company’s common stock, equityholders of Legacy Azora immediately prior to the acquisition owned approximately 16.7% of the Company’s common stock, and the investors in the Financing, including the Former Azora Noteholders, owned 0% of the Company’s common stock.

Upon the closing of the Merger on June 11, 2026, the Company evaluated its relationship with Legacy Azora under ASC 810, and determined that Legacy Azora is a VIE in which the Company holds a variable interest. This determination, and the Company’s related conclusion that it is Legacy Azora’s primary beneficiary (discussed below) based on power and economics under ASC 810, did not depend on, and would not change based on, the outcome or timing of the required stockholder vote or the resulting conversion of the Series A Preferred Stock into voting common stock. As Legacy Azora was the acquiree and was determined to be a VIE, other qualitative factors under ASC 805 were not applicable to the analysis. Legacy Azora is a development-stage company that has not generated revenue and has historically depended on external financing, including debt and equity investment, to fund its research and development activities. Because Legacy Azora’s equity investment at risk was not sufficient to permit it to finance its activities without additional subordinated financial support, the Company determined that Legacy Azora meets the definition of a VIE under ASC 810. As a result, Azora is evaluated for consolidation under the VIE model, rather than the voting interest model. Under the VIE model, the party that consolidates Legacy Azora is the primary beneficiary, the party with both (i) the power to direct the activities of Legacy Azora that most significantly affect its economic performance and (ii) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to Legacy Azora, regardless of whether that party holds a majority of Legacy Azora’s outstanding voting equity interests. Accordingly, the Company determined that it has both the power and economics necessary to be the primary beneficiary of Legacy Azora, and, accordingly, consolidates Azora in its unaudited condensed consolidated financial statements in accordance with ASC 810-10-25 as the accounting acquirer effective as of the date of the closing of the Merger.

Because Legacy Azora does not meet the definition of a business under ASC 805, the Company measured the assets acquired and liabilities assumed upon initial consolidation as required by ASC 810-10-30-4 for the initial consolidation of a VIE that is not a business. Under this guidance, the identifiable assets acquired and liabilities assumed were recognized and measured at fair value in accordance with the recognition and measurement principles of ASC 805-20; no goodwill was recognized, as goodwill recognition is prohibited when consolidating a VIE that is not a business. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was allocated to acquired IPR&D, and accordingly no gain or loss was recognized under ASC 810-10-30-4. Acquired IPR&D that has no alternative future use was expensed immediately upon consolidation.

The estimated fair value of the consideration transferred of $41.5 million is summarized as follows (in thousands):

Assumed options	$1,664
Common stock issued	1,306
Series A preferred stock issued	38,533
Total consideration transferred	$41,503

The fair value of the consideration transferred was measured using the price per share of the Company’s Common stock on the date of the Merger. The Assumed Options reflects the portion of the acquisition date fair-value based measure that relates to the pre-combination service period.

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

5 — FAIR VALUE MEASUREMENTS

The Company issued milestone warrant rights as part of the PIPE Financing and Azora Note Exchange described in Note 4. Milestone refers either specified clinical development milestones, including the Company’s announcement that the first subject has been dosed in a Phase 1 clinical trial of AT177 (or IND acceptance) or a specific market milestone, the achievement of a volume-weighted average stock price equal to or greater than 400% of the purchase price ($10.9956 per share) for ten consecutive trading days within any thirty-trading-day measurement period. Regardless of whether a milestone event has occurred, each investor has the right to complete a milestone closing and receive the milestone warrants at any time following the initial closing date and prior to the date that is 30 calendar days following the milestone event notice date.

Because the number of shares underlying the Milestone Warrants to be issued varies based on the number of investors who wish to participate, such that the underlying number of shares is not indexed solely to the Company’s own stock, the Milestone Warrants are classified as financial liabilities under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The liability is recorded at fair value upon issuance and remeasured at fair value at each reporting date, with changes in fair value recognized in Other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations.

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

The following table summarizes the key quantitative inputs utilized in the Monte Carlo simulation to estimate the fair value of the Milestone warrant rights liability as of June 11, 2026, June 30, 2026, September 16, 2026 and September 30, 2026:

	As of	As of	As of	As of
	June 11,	June 30,	September 16,	September 30,
Valuation Input	2026	2026	2026	2026
Underlying Stock Price (1)	$3.31	$2.84	$5.82	$4.46
Exercise Price	$2.75	$2.75	$2.75	$2.75
Expected Volatility	65%	65%	65%	65%
Risk-Free Interest Rate	3.78%	3.91%	4.28%	4.36%
Expected Term (Years)	5	5	5	5
Probability of Milestone Achievement	90%	90%	90%	90%
Expected Dividend Yield	0%	0%	0%	0%

(1)	The Company grossed up the observed closing common stock price of $2.98, $2.56, $5.24 and $4.01 per share as of June 11, 2026, June 30, 2026, September 16, 2026 and September 30, 2026, respectively, by the estimated 90% probability of achieving the milestone in order to estimate the implied share price under a milestone-success scenario.

●	Expected Volatility: Derived from the historical volatility of comparable publicly traded peer companies over a period consistent with the expected remaining term.

●	Probability of Milestone Achievement: Reflects management’s best estimate based on clinical trial progress, regulatory interactions, and historical industry success rates. An increase in the probability of milestone achievement or underlying stock price significantly increases the fair value of the warrant liability. The likelihood of obtaining stockholder approval does not affect the assumed probability of milestone achievement. In estimating the probability of Milestone Achievement, the Company considered, among other factors, (1) that the clinical development milestone is satisfied upon an IND for AT177 going into effect per 21 C.F.R. 312.40(b) or the dosing of the first patient in a Phase 1 clinical trial, rather than upon any clinical result; (2) the status of the AT177 IND-enabling program as of the measurement dates, and (3) receipt of pre-IND feedback from the FDA and the current status of GLP toxicology studies.

The following table presents the changes in the fair value of the Level 3 Milestone warrant rights liability for the nine months ended September 30, 2026 and 2025 (in thousands):

Milestone Warrant rights Liability Reconciliation	2026	2025
Balance at Beginning of Period	$—	—
Initial fair value of Milestone warrant rights issued	32,092	—
Change in fair value recognized in other income (expenses)	(8,280)	—
Milestone warrant rights exercised / settled during the period	—	—
Balance at June 30, 2026	$23,812	—
Change in fair value recognized in other income (expenses)	57,108	—
Milestone warrant rights exercised / settled during the period	—	—
Milestone warrant rights reclassified to stockholders’ equity	(80,920)	—
Balance at September 30, 2026	$—	$—

As of December 31, 2025, there were no financial assets and liabilities measured at fair value. During the three and nine months ended September 30, 2026 and 2025, there were no transfers between levels.

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

On September 16, 2026 and September 30, 2026, the Company also entered into an Amendment No. 1 to Exchange Agreements (the “Note Agreement Amendment” and together with the Purchase Agreement Amendment, the “Amendments”) with the Former Azora Noteholders, pursuant to which the Exchange Agreements were amended to (i) remove the Penalty Provision and to (ii) add a provision prohibiting the Former Azora Noteholders from offering for sale, selling, assigning, transferring, pledging or otherwise disposing of certain of the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for the lock-up period specified in the Note Agreement Amendment, subject to certain exceptions.

As a result of the Amendments, the Milestone Warrant rights now meet the criteria for equity classification. The liability was remeasured to fair value immediately prior to the amendment, with the resulting change in fair value recognized in earnings, and the $80.9 million carrying amount was reclassified from liabilities to additional paid-in capital. As of September 30, 2026, the Company had potential milestone warrant rights outstanding for 11,780,948 pre-funded warrants and if the right is exercised then potential milestone common warrants would be issued for 11,780,948 as a result of exercising the milestone rights.

6 — EQUITY METHOD INVESTMENTS

The Company held a weighted average of 10.3% of Adovate’s equity during the nine months ended June 30, 2026, as the Company reports Adovate’s results on a one quarter lag. At September 30, 2026, the Company held 10.3% of Adovate’s outstanding equity.

Activity recorded for the Company’s equity method investment in Adovate during the nine months ended September 30, 2026 is summarized in the following table (in thousands):

Equity investment carrying amount at January 1, 2026	$490
Portion of operating losses recognized	(139)
Share of dilution to new investors	71
Equity investment carrying amount at March 31, 2026	422
Portion of operating losses recognized	(181)
Equity investment carrying amount at June 30, 2026	241
Portion of operating losses recognized	(93)
Equity investment carrying amount at September 30, 2026	$148

At September 30, 2026, the Company’s maximum exposure to loss through its equity method investment is limited to the value of its equity.

Consideration for the sale of the assets of Purnovate, Inc. to Adovate also included contingent payments based on the occurrence of certain milestone events and a contingent royalty on future sales. The Company recognized $150,000 in other income for a milestone achieved and payment received during the three months ended March 31, 2025.

7 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation	$2,696	$660
Minimum license royalties	30	—
Pre-clinical and manufacturing expenses	126	4
Legal and consulting expense	617	—
Other	196	78
Total accrued expenses	$3,665	$742

As of September 30, 2026, included in employee compensation was an accrual of approximately $2.1 million, which was related to severance and benefits for certain positions of the Company that were being eliminated as part of the Merger with Legacy Azora.

8 — Convertible Preferred stock

In conjunction with the Merger Agreement, on June 11, 2026, the Board adopted the Certificate of Designation, which authorized the issuance of 13,000 shares of Series A Preferred Stock, par value of $0.001 per share, and the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware.

Under the terms of the Merger Agreement, the Company issued to the former stockholders of Legacy Azora an aggregate of 12,930.601 shares of Series A Preferred Stock, representing 12,930,601 shares of Company common stock on an as-converted basis and without giving effect to any beneficial ownership limitations.

Following stockholder approval of the conversion of the shares of Series A Preferred Stock into shares of Company common stock, each share of Series A Preferred Stock will automatically convert into 1,000 shares of Company common stock, subject to certain beneficial ownership limitations established by each holder and the Certificate of Designation. As the Series A Preferred Stock contains a cash settlement provision that is outside the control of the Company, the Series A Preferred Stock is classified in temporary equity. On October 28, 2026, the Company’s stockholders approved the conversion of the Series A Preferred Stock, and on November 2, 2026, 9,924.260 shares of Series A Preferred Stock converted into 9,924,260 shares of common stock with 3,006.341 shares of Series A Preferred Stock remaining outstanding as a result of the Beneficial Ownership Limitation. Such shares of Series A Preferred Stock may be converted into common stock by the holders thereof, subject to such limitation. See Note 12.

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

Cash Settlement

The Series A Preferred Stock does not have redemption rights. However, if, at any time after the earlier of (i) stockholder approval of the conversion of the Series A Preferred Stock and (ii) December 11, 2026 (six months after the initial issuance of the Series A Preferred Stock), the Company fails to timely deliver shares of common stock to a holder upon conversion of shares of Series A Preferred Stock (other than as a result of such holder’s beneficial ownership limitation following stockholder approval), or is unable to effect a conversion due to insufficient authorized shares, such holder may require the Company to settle such shares in cash for a fair value equal to the closing price of the Company’s common stock on the last trading day prior to the date that the notice for cash settlement is delivered from the holder to the Company.

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

9 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2026, the Company issued 216,960 shares of common stock from shares held in abeyance related to the exercise of warrants in November 2025.

During the nine months ended September 30, 2026, the Company issued 437,421 shares of common stock to the former Legacy Azora stockholders, see Note 4.

Standby Equity Purchase Agreement

On December 13, 2024, the existing Equity Purchase Agreement that the Company entered into with Alumni Capital, LP (“Alumni”), dated May 31, 2023, was cancelled by mutual agreement. Simultaneously, the Company and Alumni entered into a new Standby Equity Purchase Agreement (the “New SEPA”) on substantially the same terms, but with an initial right to sell Alumni up to $5,000,000 in newly issued shares of common stock and an end date of the commitment period of December 31, 2026. Upon the Company’s entry into and subject to the terms and conditions set forth in the New SEPA, the Company issued 2,752 shares of common stock to Alumni as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the New SEPA. During the three months ended September 30, 2026, no shares were issued or sold under the terms of the New SEPA, leaving a remaining $4.9 million to be sold under the New SEPA.

At-the-market Offering Agreement

On August 1, 2025, the Company entered into a sales agreement (the “ATM”) with A.G.P./Alliance Global Partners (“AGP”) providing for the sale by the Company of its shares of common stock, from time to time, through the ATM, with certain limitations on the amount of common stock that may be offered and sold by the Company. The aggregate market value of the shares of common stock eligible for sale under the ATM prospectus supplement filed in connection with the ATM was $4,983,000 which is based on the limitations of such offerings under SEC regulations. The ATM provides that the Company will pay AGP commissions for its services in acting as agent in the sale of shares of common stock pursuant to the ATM. AGP will be entitled to compensation at a fixed commission rate of 3.0% of the gross proceeds from the sale of shares of common stock pursuant to the ATM. During the nine months ended September 30, 2026, the Company sold 725,684 shares of common stock under the ATM for net proceeds of approximately $1.2 million.

Equity Incentive Plans

In October 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”), which became effective on July 31, 2018. Under the 2017 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the Plan will generally expire ten years from the date of grant and vest over a three-year period.

In August 2025, the Company’s stockholders approved an amendment to the 2017 Equity Incentive Plan to increase the number of shares of common stock authorized for grant under the plan from 80,000 to 200,000.

In September 2026 the Company’s stockholders approved the 2026 Equity Incentive Plan (“2026 Equity Incentive Plan”) which superseded the 2017 Equity Incentive Plan. No further awards may be granted under the 2017 Equity Incentive Plan; awards outstanding thereunder remain subject to its terms, and up to 196,670 shares subject to such awards that are subsequently forfeited or otherwise not issued will become available under the 2026 Equity Incentive Plan. On September 17, 2026, the Company’s stockholders also approved Amendment No. 8 to the 2017 Equity Incentive Plan, increasing the shares authorized thereunder from 200,000 to 225,666, and the 2026 Employee Stock Purchase Plan, under which 307,815 shares of common stock were initially reserved. Under the 2026 Equity Incentive Plan, the Company may grant equity-based awards to individuals who are employees, officers, directors, or consultants of the Company. Options issued under the 2026 Equity Incentive Plan will generally expire ten years from the date of grant and vest over a three to four-year period. Under the 2026 Equity Incentive Plan, the initial number of shares of common stock authorized for grant was 3,078,147 shares, all of which were available for grant as of September 30, 2026.

Assumed Options from Acquisition of Legacy Azora

On June 11, 2026, in connection with the Acquisition of Legacy Azora, the Company assumed all outstanding and unexercised stock options to purchase Azora common stock (the “Assumed Options”). The Assumed Options were converted into options to purchase an aggregate of 1,177,782 shares of the Company’s common stock at an exchange ratio of 0.3191 of a share of the Company’s stock for each share of Legacy Azora common stock underlying such options, with exercise prices ranging from $0.53 to $1.57 per share on an as-converted basis. The Company recognized $1.7 million representing the fair value of the Assumed Options attributable to the pre-combination service period as part of the consideration transferred. The remaining unrecognized compensation expense associated with the unvested Assumed Options will be recognized over their remaining service periods, which range from approximately 0.75 to 3.9 years. The Assumed Options were subject to a vesting cliff upon the Company receiving stockholder approval of the transaction related matters, which provided for catch-up vesting for each vesting date that occurred prior to receipt of stockholder approval. The Assumed Options were assumed in connection with the Merger and were not granted under the 2017 Equity Incentive Plan or the 2026 Equity Incentive Plan. See Note 4 for additional information regarding the Merger.

Inducement Grants

The Company granted inducement non-statutory stock options to purchase an aggregate of 557,249 shares of common stock to the Company’s newly appointed Chief Development Officer and Executive Vice President of Strategy on June 12, 2026, at an exercise price of $2.98 per share, as a material inducement to entering employment with the Company (“Inducement Options”). These options were granted with the following vesting schedules: (i) with respect to 305,136 shares, on an equal monthly basis over three years commencing on the one month anniversary of the effective grant date, and (ii) with respect to 252,113 shares, such options were subject to the same vesting schedule as set forth in subsection (i) but with a cliff vesting date as of the sale and issuance by the Company of the Milestone Warrants, subject to catch up vesting for any Inducement Options that would have otherwise vested prior to cliff vesting date; provided that the Inducement Options were subject to a vesting cliff upon the Company receiving stockholder approval of the transaction related matters, which provided for catch up vesting for each vesting date that occur prior to receipt of stockholder approval. These stock options were granted outside of the 2017 Equity Incentive Plan as a material inducement to each officer’s acceptance of employment with the Company. On October 28, 2026, the Inducement Options were amended to vest 25% on the first anniversary of the vesting commencement date and monthly over the following three years, consistent with the executives’ employment agreements. The stockholder-approval condition and the Milestone Warrant condition on 252,113 of the shares were not changed.

On August 19, 2026, the Company granted its newly appointed Executive Vice President of Finance (now Chief Financial Officer) an inducement option to purchase 307,814 shares of common stock at $5.76 per share under Nasdaq Listing Rule 5635(c)(4). The option has a ten-year term and vests 25% on the first anniversary of grant and monthly over the following three years.

Stock Options

The following table provides the stock option activity for the three and nine months ended September 30, 2026:

	Total Options Outstanding	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price
Outstanding January 1, 2026	47,220	8.58	$151.15
Forfeited	—	—	—
Granted	—	—	—
Outstanding March 31, 2026	47,220	8.33	151.15
Forfeited	(170,416)	—	12.66
Granted	1,769,881	—	1.43
Outstanding June 30, 2026	1,646,685	8.82	4.56
Forfeited	—	—	—
Granted	463,260	—	5.30
Outstanding September 30, 2026	2,109,945	8.83	4.72
Outstanding September 30, 2026, vested and exercisable	699,204	7.04	$9.79

At September 30, 2026, the total intrinsic value of the outstanding options was approximately $4.0 million.

The Company used the Black Scholes valuation model to determine the fair value of the options issued and assumed in the acquisition of Legacy Azora, using the following key assumptions for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Fair Value per Share	$3.11	$17.25
Expected Term	5.32 years	5.75 years
Expected Dividend	$—	$—
Expected Volatility	119.5%	114.2%
Risk free rate	4.31%	4.05%

As of September 30, 2026, there was $4,448,600 of total time-based unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.5 years.

The components of stock-based compensation expense included in the Company’s Unaudited Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development options expense	$131	$4	$138	$10
Research and development restricted stock expense	82	—	82	—
Total research and development expenses	213	4	220	10
General and administrative options expense	277	84	490	246
Restricted stock expense	468	59	533	252
Total general and administrative expenses	745	143	1,023	498
Total stock-based compensation expense	$958	$147	$1,243	$508

Restricted Stock

The Company has granted restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) with service-based and performance vesting conditions.

The following is a summary of the RSUs which were granted outside of the 2017 Equity Incentive Plan as inducement grants, during the three and nine months ended September 30, 2026:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at January 1, 2026	—	—
Vested	—	—
Forfeited	—	—
Granted	—	—
Unvested at March 31, 2026	—	—
Vested	—	—
Forfeited	—	—
Granted	557,248	$2.98
Unvested at June 30, 2026	557,248	$2.98
Vested	—	$—
Forfeited	—	—
Granted	—	—
Unvested at September 30, 2026	557,248	$2.98

On June 12, 2026, the Company granted 557,248 RSUs to newly appointed executives of the Company. These RSUs vest as follows: (i) with respect to 305,136 RSUs, pro rata on a monthly basis over three years commencing on the one month anniversary of the effective grant date thereof and (ii) with respect to 252,112 RSUs, on a pro rata portion of such awards will be subject to the same vesting included in (i) upon the sale and issuance by the Company of the Milestone Warrants, subject to catch up vesting for any awards that would have otherwise vested prior to issuance of such Milestone Warrants; provided that no portion of the RSUs will vest prior to the date the Company receives stockholder approval of the transaction related matters, and the RSUs will be subject to catch up vesting for any awards that would have otherwise vested prior to receipt of stockholder approval. The RSUs vesting terms were amended on October 28, 2026 to conform the time-based vesting schedule to the terms of the applicable executive’s employment agreement, such that the RSUs vest as to 25% on the first anniversary of the vesting commencement date and in 36 equal monthly installments thereafter, without changing the stockholder-approval condition or the performance-based vesting condition applicable to the 252,112 RSUs tied to the issuance of the Milestone Warrants.

On April 7, 2026, the Company issued an aggregate of 134,815 RSAs to the Company’s named executive officers, employees and directors, with a weighted average grant date fair value of $1.64 per share. Each RSA award will vest in full on the earlier of (i) the one-year anniversary of the grant date and (ii) upon the occurrence of a Change of Control (as defined in the 2017 Plan) or termination. During the three months ended September 30, 2026, 43,835 RSAs vested upon termination of certain employees. As of September 30, 2026, 90,980 RSAs remained unvested.

As of September 30, 2026, unrecognized stock-based compensation expense associated with the RSUs and RSAs was $1,502,500, which is expected to be recognized over a weighted-average period of 2.1 years.

Common Stock Warrants

The following table provides the activity for common stock warrants for the three and nine months ended September 30, 2026:

	Total Warrants	Weighted Average Remaining Term (Years)	Weighted Average Exercise Price	Average Intrinsic Value
Outstanding January 1, 2026	1,240,480	3.1	$19.25	$0.00
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding March 31, 2026	1,240,480	2.8	19.25	0.00
Issued	—	—	—	—
Forfeited	(404)		1,441.77
Exercised	—	—	—	—
Outstanding June 30, 2026	1,240,076	2.6	$18.79	$0.00
Issued	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Outstanding September 30, 2026	1,240,076	2.6	$18.79	$0.00

Pre-Funded Warrants

The following table provides the activity for pre-funded warrants to purchase common stock for the three and nine months ended September 30, 2026:

	Total Warrants	Weighted Average Exercise Price
Outstanding January 1, 2026	—	$—
Issued	—	—
Exercised	—	—
Outstanding March 31, 2026	—	—
Issued	11,780,948	0.001
Forfeited	—	—
Exercised	—	—
Outstanding June 30, 2026	11,780,948	$0.001
Issued	—	—
Forfeited	—	—
Exercised	—	—
Outstanding September 30, 2026	11,780,948	$0.001

The pre-funded warrants were issued in accordance with the private placement transaction and exchange of Legacy Azora’s convertible notes, and have no expiration date, see Note 4 for further information.

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

As consideration for the rights granted in the UVA LVG License, the Company is obligated to pay UVA LVG yearly license fees and milestone payments, as well as a royalty based on net sales of products covered by the patent-related rights. More specifically, the Company paid UVA LVG a license issue fee and is obligated to pay UVA LVG (i) annual minimum royalties of $40,000 commencing in 2017; (ii) a $20,000 milestone payment upon dosing the first patient under a Phase 3 human clinical trial of a licensed product, $155,000 upon the earlier of the completion of a Phase 3 trial of a licensed product, partnering of a licensed product, or sale of the Company, $275,000 upon acceptance of a New Drug Application by the FDA, and $1,000,000 upon approval for sale of AD04 in the U.S., Europe or Japan; as well as (iii) royalties equal to 2% and 1% of net sales of licensed products in countries in which a valid patent exists or does not exist, respectively, with royalties paid quarterly. In the event of a sublicense to a third party, the Company is obligated to pay royalties to UVA LVG equal to a percentage of what the Company would have been required to pay to UVA LVG had it sold the products under sublicense itself. In addition, the Company is required to pay to UVA LVG 15% of any sublicensing income. A certain percentage of these payments by the Company to UVA LVG may then be distributed to the Company’s former Chairman of the Board and former Chief Medical Officer in his capacity as inventor of the patents by the UVA LVG in accordance with their policies at the time.

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

During the three months ended September 30, 2026 and 2025, the Company recognized a $10,000 minimum license royalty expense under this agreement. During the nine months ended September 30, 2026 and 2025, the Company recognized a $30,000 minimum license royalty expense under this agreement. At September 30, 2026 and December 31, 2025, total accrued royalties and fees due to UVA LVG were $30,000 and $40,000, respectively.

Litigation

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of September 30, 2026, the Company did not have any pending legal actions.

11 — SEGMENT REPORTING

The Company has one reportable operating segment relating to developing aryl hydrocarbon receptor agonists to treat autoimmune diseases, including ulcerative colitis, and previously, drug development for addiction and related disorders. When evaluating the Company’s financial performance, the CODM reviews total operating expenses for the operating segment excluding equity method investments. The CODM makes decisions using this information on a company-wide basis.

Significant segment expenses, as provided to the CODM, are presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Expenses:
Segment research and development expenses	$1,775	$521	$2,648	$2,000
Segment general and administrative expenses	5,756	1,243	12,725	3,914
Acquired in-process research and development	—	—	46,185	—
Total Operating Expenses	7,531	1,764	61,558	5,914

Loss From Operations	(7,531)	(1,764)	(61,558)	(5,914)

Other Income (Expense)
Interest income	170	48	275	107
Change in fair value of milestone warrant rights liability	(57,108)	—	(48,828)	—
Financing expense allocated to milestone warrant rights liability	—	—	(2,067)	—
Loss on extinguishment of Azora Therapeutics convertible promissory notes	—	—	(6,054)	—
Loss on equity method investment	(93)	(77)	(342)	(339)
Other income (expenses)	—	(1)	—	165
Total other income (expense)	(57,031)	(30)	(57,016)	(67)

Net Loss	$(64,562)	$(1,794)	$(118,574)	$(5,981)

12 — SUBSEQUENT EVENTS

On October 28, 2026, at the reconvened 2026 Annual Meeting of Stockholders, the Company’s stockholders approved, for purposes of complying with applicable Nasdaq Listing Rules, (i) the issuance of 12,930,601 shares of common stock in connection with the conversion of the Series A Preferred Stock issued in the Merger, (ii) the issuance of up to an aggregate of 1,177,782 shares of common stock in connection with the exercise of the Assumed Options, (iii) the issuance of up to an aggregate of 11,780,948 shares of common stock upon the exercise of the pre-funded warrants that were issued to the PIPE Investors and Former Azora Noteholders, and (iv) the issuance of up to an aggregate of 23,561,896 shares of common stock upon the exercise of the Milestone Warrants.

Pursuant to the Certificate of Designation, each outstanding share of Series A Preferred Stock automatically converts into 1,000 shares of common stock on the third business day following such stockholder approval, subject to the Beneficial Ownership Limitation. On November 2, 2026, 9,924.260 shares of Series A Preferred Stock automatically converted into an aggregate of 9,924,260 shares of common stock, and 3,006.341 shares of Series A Preferred Stock remain outstanding as a result of the Beneficial Ownership Limitation and may be converted by the holders thereof, subject to such limitation. Upon conversion, the carrying value of the converted shares is reclassified from temporary equity to stockholders’ equity.

As a result of the conversion of the Series A Preferred Stock on November 2, 2026, our stockholders’ equity exceeds the Nasdaq continued listing requirement of $2.5 million stockholders’ equity.

On September 17, 2026, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000. The Certificate of Amendment effecting the increase, which also changed the Company’s name to Azora Therapeutics, Inc., was filed with the Secretary of State of the State of Delaware on October 28, 2026 and became effective at 12:01 a.m. Eastern Time on October 29, 2026.

Effective October 28, 2026, Matthew Davidson, Ph.D. was appointed President and Chief Executive Officer, Celia Economides was appointed Chief Financial Officer and Julie Saiki, Ph.D. was appointed Chief Strategy Officer, and the employment of the Company’s former Chief Executive Officer and former Chief Financial Officer was terminated, entitling each to severance under his employment agreement. On November 3, 2026, the Board appointed three new independent directors, and on November 3, 2026, four directors resigned and the Board adopted a Non-Employee Director Compensation Policy. See Note 9 for the October 28, 2026 amendment of the inducement awards.

As of November 6, 2026, the Company has received cash of approximately $0.8 million as a result of certain investors exercising their milestone rights into pre-funded warrants and issuing new common warrants. As of November 9, 2026, the Company had potential milestone warrant rights outstanding for 11,366,294 pre-funded warrants and if the right is exercised then potential milestone common warrants would be issued for 11,366,294 as a result of exercising the milestone rights.

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

Overview

We are a biopharmaceutical company focused on developing treatments for serious immune-mediated and inflammatory diseases. On June 11, 2026, we acquired Azora Therapeutics, Inc. (“Legacy Azora”), a privately held biopharmaceutical company, and its lead product candidate, AT177 (the “Merger”), and on June 12, 2026, we completed the initial closing of a concurrent private placement for gross proceeds of approximately $26.8 million. Effective October 29, 2026, we changed our name from Adial Pharmaceuticals, Inc. to Azora Therapeutics, Inc., and our common stock began trading on The Nasdaq Capital Market under the symbol “AZR” (previously “ADIL”). Prior to the Merger, Legacy Adial was focused on the development of AD04 for the treatment of alcohol use disorder (“AUD”). See Note 4 to our unaudited condensed consolidated financial statements.

Our lead program is AT177, which is being studied for the treatment of ulcerative colitis (“UC”). AT177 is a fully synthetic, patented, oral AhR agonist designed to restore mucosal immune homeostasis at the site of disease with minimal systemic exposure. Its active ingredient is a prodrug of indirubin, which we believe is the most potent AhR agonist derived from indigo naturalis, a botanical extract that has been evaluated in clinical studies in patients with UC. Indigo naturalis has not been approved by the U.S. Food and Drug Administration (the “FDA”) or any comparable foreign regulatory authority for the treatment of UC. AT177’s colon-targeted formulation is designed to deliver AhR engagement to the colonic mucosa while limiting systemic AhR exposure. In preclinical studies, AT177 demonstrated local colonic AhR activation with limited systemic exposure. AT177 is currently in IND-enabling studies, with an investigational new drug (“IND”) submission and the initiation of a Phase 1a single- and multiple-ascending-dose (“SAD/MAD”) clinical trial planned in the first half of 2027. The Phase 1a will be followed by a Phase 1b proof-of-concept study in UC patients. The initiation of each trial is subject to the appropriate regulatory agency allowing the studies to proceed.

We currently do not have any products approved for sale and we have not generated any significant revenue since our inception. From our inception through the date of this Quarterly Report on Form 10-Q, we have funded our operations primarily through the private and public placements of debt, equity securities, and an equity line.

We have incurred net losses in each year since our inception, including net losses of approximately $118.6 million, inclusive of the one-time acquired in process research and development write off of $46.2 million, and $8.0 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively. We had accumulated deficits of approximately $208.5 million and $90.0 million as of September 30, 2026 and December 31, 2025, respectively. All of our operating losses in the nine months ended September 30, 2026 resulted from costs incurred in operations, including costs in connection with our continuing research and development programs and from general and administrative costs associated with our operations.

We will not generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for AT177, which we expect will take a number of years and is subject to significant uncertainty.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our operating activities through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop AT177.

Recent Developments

Acquisition of Azora

On June 11, 2026, we acquired Legacy Azora in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Legacy Azora became a wholly owned subsidiary of the Company.

At closing of the Merger, we issued to former Legacy Azora stockholders 437,421 shares of our common stock and 12,930.601 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock, subject to the terms and limitations set forth in the applicable certificate of designation and related transaction documents, including without limitation the receipt of approval of our stockholders of the conversion thereof. Azora outstanding options to purchase Legacy Azora common stock were converted into options to purchase an aggregate of 1,177,782 shares of our common stock.

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

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, we agreed to guarantee the payment of $5.5 million in principal amount of certain amended and restated convertible promissory notes issued by Legacy Azora (the “Azora Notes”) to certain individuals (collectively, the “Former Azora Noteholders”). The $5.6 million fair value of the principal and accrued interest of the Azora Notes is represented as “Convertible promissory notes” in the table of net assets acquired by the Company and included in Note 4. On June 11, 2026, we entered into exchange agreements (the “Exchange Agreements”) with the Former Azora Noteholders to extinguish the payment guaranty and retire the Azora Notes in exchange for the issuance to the Former Azora Noteholders of Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of common stock (the “Azora Note Exchange”). As a result of the Azora Note Exchange, all such Azora Notes have been deemed to be repaid in full and all outstanding obligations thereunder have been extinguished. Pursuant to the Exchange Agreements, the Former Azora Noteholders are also entitled to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of common stock and Milestone Incentive Warrants to purchase up to an aggregate of 2,031,603 shares of common stock, at a combined price of $2.7489, on substantially the same terms as the PIPE Investors under the Purchase Agreement, for an aggregate purchase price of up to $5.6 million; provided, however, that a Former Azora Noteholder’s right to purchase Milestone Warrants would be decreased by the percentage of their Initial Closing Pre-Funded Warrants that they exercised (the “Noteholder Warrant Penalty Provision”, and together with the PIPE Warrant Penalty Provision, the “Penalty Provision”). We accounted for the Azora Note Exchange as a debt extinguishment and an extinguishment loss of $6.1 million was recognized based upon the difference between the reacquisition price of $11.7 million and the net carrying amount of the Azora Notes of $5.6 million, which reflects the fair value of the principal and accrued interest of the Azora Notes. The reacquisition price of $11.7 million is equal to the fair value of the Initial Closing Pre-Funded Warrants to purchase an aggregate of 2,031,603 shares of our common stock of $6.1 million and the liability classified rights with an aggregate fair value of $5.6 million to participate in Milestone Closings to purchase Milestone Pre-Funded Warrants to purchase up to an aggregate of 2,031,603 shares of our common stock and Milestone Incentive Warrants having an exercise price of $2.7489 per share to purchase up to an aggregate of 2,031,603 shares of our common stock issued upon the Azora Note Exchange and the net carrying amount is equal to the principal and accrued interest amount of the Azora Notes.

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

On September 16, 2026 and September 30, 2026, the Company also entered into an Amendment No. 1 to Exchange Agreements (the “Note Agreement Amendment” and together with the Purchase Agreement Amendment, the “Amendments”) with the Former Azora Noteholders, pursuant to which the Exchange Agreements were amended to (i) remove the Noteholder Warrant Penalty Provision and to (ii) add a provision prohibiting the Former Azora Noteholders from offering for sale, selling, assigning, transferring, pledging or otherwise disposing of certain of the shares of common stock issuable upon exercise of the Initial Closing Pre-Funded Warrants for the lock-up period specified in the Note Agreement Amendment, subject to certain exceptions.

As a result of the Amendments, the Milestone Warrant rights now meet the definition of equity classified under the accounting guidance.

Stockholder Approvals; Name Change; Management Changes

At our 2026 Annual Meeting of Stockholders held on September 17, 2026, our stockholders approved, among other matters, an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 500,000,000, our 2026 Equity Incentive Plan, our 2026 Employee Stock Purchase Plan and Amendment No. 8 to our 2017 Equity Incentive Plan. The meeting was adjourned with respect to the proposals relating to the Transaction Stockholder Matters (as defined in Note 4 to our unaudited condensed consolidated financial statements) that remained pending, and was reconvened on October 28, 2026, at which time our stockholders approved, for purposes of the Nasdaq Listing Rules, the issuance of shares of our common stock upon (i) conversion of the Series A Preferred Stock, (ii) exercise of the Assumed Options, (iii) exercise of the Initial Closing Pre-Funded Warrants and (iv) exercise of the Milestone Warrants.

Pursuant to the Certificate of Designation, each outstanding share of Series A Preferred Stock automatically converts into 1,000 shares of our common stock on the third business day following such stockholder approval, subject to the beneficial ownership limitation elected by each holder. On November 2, 2026, 9,924.260 shares of Series A Preferred Stock automatically converted into an aggregate of 9,924,260 shares of our common stock, and 3,006.341 shares of Series A Preferred Stock remain outstanding as a result of the beneficial ownership limitations and may be converted by the holders thereof, subject to such limitations. As of November 9, 2026, following the conversion, we had 14,286,311 shares of common stock outstanding. The Series A Preferred Stock was classified as temporary equity as of September 30, 2026, and the carrying value of the converted shares is reclassified to stockholders’ equity upon conversion.

On October 28, 2026, we filed a Certificate of Amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of our common stock to 500,000,000 and to change our name to Azora Therapeutics, Inc., each effective at 12:01 a.m. Eastern Time on October 29, 2026. Our common stock began trading on The Nasdaq Capital Market under the symbol “AZR” on October 29, 2026.

Effective October 28, 2026, Matthew Davidson, Ph.D. succeeded Cary J. Claiborne as our President and Chief Executive Officer, Celia Economides succeeded Vinay Shah as our Chief Financial Officer, and Julie Saiki, Ph.D. was appointed as our Chief Strategy Officer. On November 3, 2026, our Board of Directors increased its size from six to nine members and appointed Aida Habtezion, M.D., Paul Hastings and Thomas Soloway as independent directors. Effective November 3, 2026, J. Kermit Anderson, Cary J. Claiborne, Robertson H. Gilliland and Kevin Schuyler resigned from the Board, and the Board fixed its size at five members. In connection with these changes, the Board appointed Dr. Davidson as Chair of the Board, reconfigured its audit, compensation and nominating and corporate governance committees, and adopted a Non-Employee Director Compensation Policy.

Our Product Candidates

We are developing colon-targeted AhR agonists for the treatment of inflammatory bowel disease (“IBD”). Legacy Azora, which was originally incorporated as Meya Pharmaceuticals, was co-founded by Matthew Davidson, Ph.D., Julie Saiki, Ph.D., and Johan Andreasson, Ph.D., and was launched out of Stanford University’s translational medicine SPARK program.

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

Our core scientific thesis is that delivering potent AhR agonism locally to the site of inflammation, while minimizing systemic exposure, may enable us to achieve the clinical activity of AhR activation observed in these clinical studies while reducing the risk of the systemic adverse effects observed with prior AhR agonists.

AT177, our lead product candidate, is a fully synthetic, orally administered prodrug designed to release indirubin, which we believe to be the most potent AhR agonists in indigo naturalis, in the colon. We believe AT177 has the potential to be a differentiated treatment for UC. We have completed a GLP toxicology study in rats, received pre-IND feedback from the FDA, are conducting IND-enabling studies, and have initiated GMP manufacturing.Subject to the appropriate regulatory agencies allowing our studies to proceed, we intend to advance AT177 into a Phase 1a SAD/MAD study followed by a Phase 1b proof-of-concept (“PoC”) study in patients with UC, with initial PoC data anticipated in the first half of 2028.

We are developing AT177 in Crohn’s disease in addition to UC. AT177 has demonstrated activity in the 2,4,6-trinitrobenzene sulfonic acid (TNBS) murine colitis model, a model of transmural inflammation commonly used to evaluate product candidates for Crohn’s disease, and our nonclinical toxicology program and planned Phase 1a study may support clinical development in both indications. Other therapies, including upadacitinib (Rinvoq), mirikizumab (Omvoh) and guselkumab (Tremfya), were first approved in UC and subsequently in Crohn’s disease.

Following the Merger, we have discontinued active development of AD04, Legacy Adial’s investigational product candidate for the treatment of AUD, and do not intend to devote further resources to AD04 absent non-dilutive funding or a partnering arrangement. AD04 is described under “Legacy Program — AD04,” below.

Our Pipeline

Figure: Our pipeline — AT177 in UC (lead) and AT177 in Crohn’s disease. Source: Company materials.

Legacy Program — AD04

Prior to the Merger, Legacy Adial was a clinical-stage pharmaceutical company focused on the treatment and prevention of addiction and related disorders. Legacy Adial’s investigational product candidate, AD04, was being developed as a potential therapy for alcohol use disorder, or AUD. AD04 was previously evaluated in the Phase 3 ONWARD trial for the treatment of AUD in patients with specific target genotypes identified through a companion genetic diagnostic test. Following the Merger, we have discontinued active development of AD04 and do not intend to devote further resources to AD04 absent non-dilutive funding or a partnering arrangement. See Part I, Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information regarding the AD04 program and Legacy Adial’s business prior to the Merger.

Key Factors Impacting the Comparability of Results

The historical results of operations for the periods presented may not be comparable, either to each other or to our future results of operations, for the reasons described below:

Acquisition of Legacy Azora

On June 11, 2026, we completed the acquisition of Legacy Azora. As a result of this transaction, Legacy Azora became a wholly owned subsidiary of ours, and our business shifted from the development of AD04 for the treatment of AUD in heavy drinking patients to being primarily focused on the development of AT177 for the treatment of UC.

We have been determined to be the accounting acquirer, and accordingly, the financial statements for periods prior to the Merger reflect only the historical results of Legacy Adial’s AUD focused business. The results of operations of Azora have been included in our consolidated financial statements beginning on the date of the Merger, June 11, 2026.

As a result, the results of operations for the three and nine months ended September 30, 2026 include (i) the operations of Legacy Adial for the full period and (ii) the results of Legacy Azora for the period from June 11, 2026 through September 30, 2026. Accordingly, the results for the current period are not directly comparable to prior periods.

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

Results of operations for the three months ended September 30, 2026 and 2025

The following table sets forth the components of our statements of operations in dollars for the periods presented (in thousands):

	For the Three Months Ended September 30,
	2026	2025	Change
Research and development expenses	$1,775	$521	$1,254
General and administrative expenses	5,756	1,243	4,513
Total Operating Expenses	7,531	1,764	5,767

Loss From Operations	(7,531)	(1,764)	(5,767)

Change in fair value of milestone warrant rights liability	(57,108)	—	(57,108)
Change in value of equity method investment	(93)	(77)	(16)
Other income (expense)	—	(1)	1
Interest income	170	48	122
Total other income (expenses)	(57,031)	(30)	(57,001)

Net loss	$(64,562)	$(1,794)	$(62,768)

Research and development (“R&D”) expenses

The following table sets forth our research and development expenses in dollars for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2026	2025	Change
Research and development expenses
AD04	$18	$281	$(263)
AT177	863	–	863
CMC (1)	389	155	234
Other personnel and unallocated (2)	505	85	420
Total research and development expense	$1,775	$521	$1,254

(1)	Costs related to production and testing for CMC activities are not allocated on a program-by-program basis and mainly related to our AT177 product candidate and historical AD04 program.
(2)	Costs (primarily personnel) are related to all research and development programs and are not allocated on a program-by-program basis.

Research and development expenses increased by approximately $1.3 million, or 241%, to $1.8 million during the three months ended September 30, 2026 compared to $521,000 for the three months ended September 30, 2025. The increase was mainly due to preclinical and tox work associated with AT177 and partially offset by decreased activity related to AD04 during the three months ended September 30, 2026 as compared to the same period in 2025.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $4.5 million, or 363%, to $5.8 million during the three months ended September 30, 2026 compared to $1.2 million for the three months ended September 30, 2025. The increase was mainly due to merger related cost associated with the acquisition of Legacy Azora, integration costs during the post-Merger transition period, and equity and severance expenses incurred in the three months ended September 30, 2026 as compared to the same period in 2025.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC (“Adovate”) increased by approximately $16,000 in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Total Other income (expenses)

Total other income (expense), was ($57.0) million for the three months ended September 30, 2026, compared to ($30,000) for the same period in 2025. The change was primarily driven by a $57.1 million change in the fair value of our milestone warrant rights liability.

Total other income, excluding losses from the equity method investment, change in fair value of milestone warrant rights liability, increased by approximately $123,000 in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to additional interest income received during the quarter ended September 30, 2026.

Results of operations for the nine months ended September 30, 2026 and 2025

The following table sets forth the components of our statements of operations in dollars for the periods presented (in thousands):

	For the Nine Months Ended September 30,		Change
	2026	2025	(Decrease)
Research and development expenses	$2,648	$2,000	$648
General and administrative expenses	12,725	3,914	8,811
Acquired in-process research and development	46,185	—	46,185
Total Operating Expenses	61,558	5,914	55,644

Loss From Operations	(61,558)	(5,914)	(55,644)

Change in fair value of milestone warrant rights liability	(48,828)	—	(48,828)
Financing expense allocated to milestone warrant rights liability	(2,067)	—	(2,067)
Loss on extinguishment of Azora Therapeutics convertible promissory notes	(6,054)	—	(6,054)
Change in value of equity method investment	(342)	(339)	(3)
Other income (expenses)	—	165	(165)
Interest income	275	107	168
Total other income (expenses)	(57,016)	(67)	(56,949)

Net loss	$(118,574)	$(5,981)	$(112,593)

Research and development (“R&D”) expenses

The following table sets forth our research and development expenses in dollars for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2026	2025	Change
Research and development expenses
AD04	$233	$976	$(743)
AT177	966	–	966
CMC (1)	629	770	(141)
Other personnel and unallocated (2)	820	254	566
Total research and development expense	$2,648	$2,000	$648

(1)	Costs related to production and testing for CMC activities are not allocated on a program-by-program basis and mainly related to our AT177 product candidate and historical AD04 program.
(2)	Costs (primarily personnel) are related to all research and development programs and are not allocated on a program-by-program basis.

Research and development expenses increased by approximately $648,000, or 32%, to $2.6 million during the nine months ended September 30, 2026 compared to $2.0 million for the nine months ended September 30, 2025. The increase was mainly due to preclinical and tox work associated with AT177 and partially offset by decreased activity related to AD04 during the nine months ended September 30, 2026 as compared to the same period in 2025.

General and administrative expenses (“G&A”) expenses

General and administrative expenses increased by approximately $8.8 million, or 225%, to $12.7 million during the nine months ended September 30, 2026 compared to $3.9 million for the nine months ended September 30, 2025. The increase was mainly due to merger related cost associated with the acquisition of Legacy Azora, integration costs during the post-Merger transition period, and equity and severance expenses incurred in the nine months ended September 30, 2026 as compared to the same period in 2025.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense was $46.2 million for the nine months ended September 30, 2026, with no comparable expense in the prior year period. The charge was recognized in connection with the acquisition of Legacy Azora in June 2026 and represents the fair value of acquired IPR&D assets that had no alternative future use as of the acquisition date. See Note 4 to our unaudited condensed consolidated financial statement included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Merger.

Change in Value of Equity Method Investment

The expense recognized to the change in the value of our equity method investment in Adovate, LLC (“Adovate”) increased by approximately $3,000 in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase is due to variations in the loss recognized related to our equity investment which includes a lower equity share, with changes to the value of our Adovate equity recognized on a three month lag.

Total Other income (expenses)

Total other income (expense), was ($57.0) million for the nine months ended September 30, 2026, compared to ($67,000) for the same period in 2025. The change was primarily driven by a ($6.1) million non-cash loss on extinguishment of promissory notes, recognized in connection with the acquisition of Legacy Azora when we exchanged outstanding promissory notes for pre-funded warrants to purchase our common stock, ($2.1) million financing costs, and ($48.8) million change in the fair value of our milestone warrant rights liability.

Total other income, excluding losses from the equity method investment, change in fair value of milestone warrant rights liability, financing costs, and loss on extinguishment of promissory notes, increased by approximately $3,000 in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources at September 30, 2026

On June 11, 2026, we completed the acquisition of Legacy Azora and determined that the Company is the accounting acquirer. Accordingly, periods prior to the acquisition reflect the historical financial statements of the Company, and the results of Legacy Azora are included beginning on the acquisition date. As a result, the liquidity and capital resources information for the nine months ended September 30, 2026 is not directly comparable to the prior-year period.

We have incurred significant operating losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $208.5 million as of September 30, 2026. We expect to continue to incur net losses for the foreseeable future as we continue to invest in the development of AT177 for the treatment of UC and maintain some limited legacy operations of Legacy Adial in a reduced capacity.

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

For the nine months ended September 30, 2026, we sold 725,684 shares of common stock through the AGP ATM, for net proceeds of approximately $1.2 million after expenses. Additionally, we sold Initial Closing Pre-Funded Warrants to purchase an aggregate of 9,749,345 shares of common stock to the PIPE Investors, for net proceeds of approximately $24.3 million, after deducting placement agent fees and the payment of other offering expenses associated with the Financing that were payable by us.

We anticipate that we will require additional financing as we continue to execute our overall business strategy, which is to complete IND-enabling studies and submit an IND in the first half of 2027. We intend to advance AT177 into a Phase 1a SAD/MAD study followed by a Phase 1b PoC study in patients with UC, in each case subject to the appropriate regulatory authorities allowing our planned studies to proceed, with an initial proof-of-concept data anticipated in first half of 2028. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan, including completion of our IND-enabling studies and the Phase 1a study. However, our operating plan does not include the full costs of the Phase 1b study, and we do not intend to commence the Phase 1b study unless we obtain additional funding, whether from the purchase of Milestone Warrants or from other sources. We believe that proceeds from the purchase of Milestone Warrants by the PIPE Investors and Former Azora Noteholders would be sufficient to fund the study, even if only a portion of the eligible holders elect to purchase. As of November 6, 2026, Milestone Warrants had been purchased for aggregate proceeds of approximately $0.8 million. The right to purchase Milestone Warrants expires 30 days after we provide written notice of a milestone event, including our announcement of FDA acceptance of our IND (deemed to occur 30 days after submission of the IND absent a clinical hold) or of first subject dosing in our Phase 1a trial. The PIPE Investors and Former Azora Noteholders are not obligated to purchase any Milestone Warrants, and we have no right to require them to do so. We can provide no assurance that they will purchase Milestone Warrants in an amount sufficient to fund the Phase 1b study, or at all. If they do not, we would need to fund the study from other sources, which may not be available on acceptable terms, or at all.

Our liquidity may be negatively impacted as a result of research and development cost increases in addition to general economic and industry factors. Our continued operations will depend on our ability to raise additional capital through various potential sources, such as through the sale of the Milestone Warrants, equity and/or debt financings, grant funding, strategic collaborations and strategic relationships in order to complete our subsequent clinical trial requirements for AT177. At this time, we have no committed sources of funding. The sale and issuance of the Milestone Warrants and the receipt of cash proceeds from such issuance is not guaranteed and is in the discretion of the PIPE Investors and Former Azora Noteholders. Our ability to sell shares under the AGP ATM is restricted by certain SEC rules, and our ability to sell shares under the purchase agreement, dated December 13, 2024, that we entered into with Alumni Capital LP (“Alumni”) is restricted by the terms of such agreement and certain Nasdaq rules. Without additional funding or securing a strategic collaboration, we will be required to delay, scale back or eliminate some or all of our research and development programs including our planned Phase 1b trial, which would likely have a material adverse effect on us and our consolidated financial statements. We have discontinued active development of AD04 and do not intend to devote further resources to AD04 absent non-dilutive funding or a partnering arrangement.

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

Cash flows

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Provided by (used in)
Operating activities	$(14,608)	$(5,168)
Investing activities	5,282	150
Financing activities	25,489	5,874
Net increase in cash and cash equivalents	$16,163	$856

Net cash used in operating activities

Net cash used in operating activities increased by approximately $9.4 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The primary driver was merger related cost associated with the acquisition of Legacy Azora, integration costs during the post-Merger transition period, and severance expenses, which mainly attributed to this increase for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Net cash provided by investing activities

Net cash provided by investing activities increased by approximately $5.1 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This primary driver was due to the net cash received in the acquisition of Legacy Azora partially offset by recognition of a milestone payment received from Adovate of $150,000 in 2025 which did not occur in 2026 in the same period.

Net cash provided by financing activities

Net cash provided by financing activities increased by approximately $19.6 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the primary driver was our Financing in conjunction with the acquisition of Legacy Azora as compared to a Warrant Inducement transaction and sales of our common stock under a best efforts offering completed during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, we acquired in-process research and development, which was expensed, and we recorded a milestone warrant rights liability in connection with the Merger. For the milestone warrant rights liability, our best estimate is based on clinical trial progress, regulatory interactions, and historical industry success rates. An increase in the probability of milestone achievement or underlying stock price significantly increases the fair value of the milestone warrant rights liability, however since the milestone warrants rights liability was equity classified as of September 30, 2026 a change in stock price will no longer have an impact on a go forward basis.

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

Remediation Plan for Existing Material Weakness

Management has taken steps to remediate the weakness described above. Management has engaged third-party accounting consulting firms to assist us in the review of our application and accounting for complex financial instruments.

Changes in Internal Control

On June 11, 2026, we completed our acquisition of Legacy Azora, as further described in Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In connection with the acquisition, we have begun the process of integrating Legacy Azora’s financial processes, systems, and personnel into our system of internal control over financial reporting. We expect this integration to continue through the remainder of 2026 and to result in changes to our internal control over financial reporting. Other than as described above, there has been no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company that is focused on developing treatments for serious inflammatory diseases. We have a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. To date, we have not generated positive cash flow from operations, revenues, or profitable operations, nor do we expect to in the foreseeable future. As of September 30, 2026, we had an accumulated deficit of approximately $208.5 million and during the three months ended September 30, 2026, we incurred a net loss of $64.6 million.

Implementation of our full development plans would exhaust our cash on hand more quickly. Therefore, despite the funding we have recently received, we will need to engage in additional fundraising in the near term as we carry out our development plans. We do not have any fixed commitments of financing and there can be no assurance that we will be able to meet the conditions for continued sales pursuant to the AGP ATM. In addition, there is no assurance that funds could be raised before we have expended our current cash on hand on acceptable terms to continue our operations and AT177 development program. We are actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all.

We expect our research and development expenses to increase as we continue our clinical development program. Even if we succeed in commercializing our product candidate or any future product candidates, we expect that the commercialization of our product will not begin until 2032 or later, we will continue to incur substantial research and development and other expenditures, including potentially developing additional product candidates and will continue to incur substantial losses and negative operating cash flow. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern on Form 10-K as do our notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our consolidated unaudited financial statements as of September 30, 2026 have been prepared assuming we will continue as a going concern. During the nine months ended September 30, 2026, we incurred a net loss of $118.6 million and used $14.6 million of cash in operations. During the year ended December 31, 2025, we incurred a net loss of $8.0 million and used cash in operations of $6.5 million. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. The report of our independent registered public accounting firm included in the 2025 Form 10-K contains an explanatory paragraph that our accumulated deficit, incurred recurring losses and need to raise additional funds to sustain our operations has raised substantial doubt about our ability to continue as a going concern. During 2026, the Company received net proceeds of approximately $25.5 million from equity issuances. However, the Company will require additional capital to continue operations and development of AT177.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. Additionally, in connection with the Merger, we issued 12,930.601 shares of Series A Preferred stock to the former stockholders of Legacy Azora, which are convertible into an aggregate of 12,930,601 shares of our common stock. Our stockholders approved such conversion on October 28, 2026, and, subject to certain beneficial ownership limitations, the outstanding shares of our Series A Preferred Stock automatically convert into shares of our common stock in accordance with the Certificate of Designation. On the same date, our stockholders approved the issuance of up to 11,780,948 shares of our common stock upon exercise of the outstanding Initial Closing Pre-Funded Warrants and up to 23,561,896 shares upon exercise of Milestone Warrants that may be issued in the future. We have filed a registration statement on Form S-3 to register for resale 25,148,970 shares of our common stock, including the shares issuable upon conversion of the Series A Preferred Stock and exercise of the Initial Closing Pre-Funded Warrants. Pursuant to our 2026 equity incentive plan, which became effective on September 17, 2026, our management is authorized to grant equity awards to our employees, officers, directors and consultants.

At September 30, 2026, we had outstanding (i) warrants to purchase 1,240,076 shares of common stock outstanding with a weighted average exercise price of $18.79, (ii) options to purchase 2,109,945 shares of common stock at a weighted average exercise price of $4.72 per share, (iii) 557,248 restricted stock units, (iv) pre-funded warrants to purchase 11,780,948 shares of common stock at an exercise price of $0.001 per share, and (v) shares of Series A Preferred Stock convertible into an aggregate of 12,930.601 shares of our common stock. The issuance of the shares of common stock underlying the options, warrants, pre-funded warrants, restricted stock units and Series A Preferred Stock will have a dilutive effect on the percentage ownership held by holders of our common stock.

The market price of our common stock after the Merger may be affected by factors different from those that historically affected the market price of our common stock.

The business of Legacy Azora differs from that of Legacy Adial’s AD04 business in important respects, and, accordingly, our results of operations after the Merger, as well as the market price of our common stock, may be affected by factors different from those that historically affected the results of operations of the Company. Additionally, the market price of our common stock may fluctuate significantly following the Merger. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

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

The expected dilution caused by the issuance of new shares of our common stock in connection with the conversion of the Series A Preferred Stock issued to former Legacy Azora stockholders, and the issuance of common stock upon the exercise of the Assumed Options, the Initial Closing Pre-Funded Warrants, the Milestone Warrants either alone or in combination with any negative impact on the market price of our common stock following the release of lock-up restrictions entered by the respective directors, officers and certain stockholders of Legacy Azora and the Company in connection with the Merger, may result in fluctuations in the market price of our common stock, including a stock price decrease.

Risks Related to the AT177 and the Business Acquired from Legacy Azora

We have a limited operating history with respect to our lead product candidate, AT177, which we acquired from Legacy Azora and which has not yet been tested in human clinical trials. There is no assurance that AT177 will successfully advance through clinical development or receive regulatory approval.

Legacy Azora was founded in 2019 and was a pre-clinical stage biopharmaceutical company at the time of the Merger. Our lead product candidate, AT177, a colon-targeted AhR agonist being developed for the treatment of ulcerative colitis, has not yet been tested in human clinical trials. We expect to submit an IND for AT177 and initiate a Phase 1a SAD/MAD study in the first half of 2027, with a proof-of-concept readout in UC patients expected in the first half of 2028. There can be no assurance that the IND will be accepted by the FDA or that AT177 will demonstrate safety or efficacy in clinical trials. Drug development is inherently uncertain, and pre-clinical results may not be predictive of clinical outcomes. Even if clinical trials are initiated, there is a significant risk that AT177 could fail at any stage due to safety concerns, lack of efficacy, manufacturing difficulties or other factors, which would have a material adverse effect on our business, financial condition and results of operations.

Substantially all of the value of the assets acquired in the Merger is concentrated in the colon-targeted AhR program we acquired from Legacy Azora. If this program fails, we may not be able to recover the value attributed to Legacy Azora in the Merger.

We have determined that substantially all (greater than 90%) of the fair value of the assets acquired in the Merger is concentrated in a single asset — the colon-targeted AhR program we acquired from Legacy Azora. Accordingly, the Merger was treated as an asset acquisition for accounting purposes. Because the acquired value is concentrated in a single program, any failure or material setback in the development of AT177 or other product candidates arising from the AhR program would disproportionately impact the combined company and could result in a significant loss of the value attributed to Legacy Azora in the Merger. Unlike a diversified pharmaceutical company with multiple product candidates across various stages of development, our post-Merger business is substantially dependent on the success of this single program.

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

We are dependent on the continued services of key personnel, including Dr. Matthew Davidson, who is critical to the advancement of our AhR program, and the loss of such personnel could materially harm our business.

The successful development of the AhR program is substantially dependent on the expertise and continued contributions of key scientific and management personnel, including Matthew Davidson, Ph.D., our President and Chief Executive Officer and a co-founder of Legacy Azora. Dr. Davidson’s scientific expertise and institutional knowledge of the AhR program are critical to advancing AT177 through clinical development. The loss of Dr. Davidson or other key personnel could significantly delay or impair our ability to advance the AhR program. Competition for qualified personnel in the biopharmaceutical industry is intense, and we may not be able to attract or retain qualified scientists and other key personnel on acceptable terms, which could materially adversely affect our business and prospects.

We may encounter difficulties in managing the integration of Legacy Azora’s research and development operations and in scaling our organization to support clinical-stage development activities.

Following the Merger, we must integrate the research and development operations of Legacy Azora and significantly expand our organizational capabilities to support clinical-stage development activities, including, among other things, combining financial, reporting and corporate functions, expanding the number of employees primarily involved in research and development, consolidating administrative and information technology infrastructure, and implementing and maintaining requisite internal controls over financial reporting and disclosure controls and procedures. Prior to the Merger, Legacy Adial’s development activities were focused on its AD04 program, which is at a different stage and involves a different therapeutic area than the AhR program we acquired from Legacy Azora. The need to pivot our operational focus, combined with the challenges inherent in integrating a newly acquired pre-clinical program, may divert management attention from clinical development activities and increase operating costs. Any failure to successfully manage this transition could delay the development timeline for AT177 and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended September 30, 2026 in transactions that were not registered under the Securities Act other than as previously reported in our Current Reports on Form 8-K.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

2.1	Agreement and Plan of Merger, dated June 11, 2026 by and among Adial Pharmaceuticals, Inc., Adial First Merger Sub, Inc., Adial Second Merger Sub, LLC and Azora Therapeutics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
3.1	Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, File No. 333-220368, filed with the Securities and Exchange Commission on October 25, 2017).
3.2	Amended and Restated Bylaws of Adial Pharmaceuticals, Inc., dated February 22, 2022 (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, File No. 001-38323, filed with the Securities and Exchange Commission on March 28, 2022).
3.3	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 4, 2023).
3.4	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on August 1, 2025).
3.5	Certificate of Amendment to Certificate of Incorporation of Adial Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on February 4, 2026).
3.6	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, dated June 11, 2026. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective October 28, 2026 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on October 28, 2026).
4.2	Form of Warrant (Financing) (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
4.3	Form of Pre-Funded Warrant (Note Exchange) (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
4.4	Form of Warrant (Note Exchange) (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.1#	Form of Restricted Stock Award Agreement under 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on April 9, 2026)
10.2+	Form of Securities Purchase Agreement, dated as of June 11, 2026, by and among Adial Pharmaceuticals, Inc. and each investor listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.3+	Form of Exchange Agreement, dated as of June 11, 2026, by and among Adial Pharmaceuticals, Inc. and each note holder listed on Exhibit A thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.4	Form of Registration Rights Agreement, by and among Adial Pharmaceuticals, Inc. and the investors signatory thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.5	Amendment to Amended and Restated Employment Agreement between Adial Pharmaceuticals, Inc. and Cary J. Claiborne, effective June 11, 2026 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).

10.6	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Tony Goodman, effective June 11, 2026 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.7	Amendment to Employment Agreement between Adial Pharmaceuticals, Inc. and Vinay Shah, effective June 11, 2026 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-38323, filed with the Securities and Exchange Commission on June 11, 2026).
10.8#	Amended and Restated Employment Agreement, dated June 11, 2026, by and between Adial Pharmaceuticals, Inc. and Matthew Davidson (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on August 14, 2026).
10.9#	Form of Stock Option Inducement Award Grant Notice and Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on August 14, 2026).
10.10#	Form of Restricted Stock Unit Inducement Award Grant Notice and Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on August 14, 2026).
10.11#	Notice of Termination and Release and Waiver, dated August 11, 2026, by and between Adial Pharmaceuticals, Inc. and Tony Goodman (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on August 14, 2026).
10.12	Amendment No. 1 to Securities Purchase Agreement, dated August 12, 2026, by and between Adial Pharmaceuticals, Inc. and the investor signatories thereto (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, File No. 001-38323, filed with the Securities and Exchange Commission on August 14, 2026).
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZORA THERAPEUTICS, INC.

By:	/s/ Matthew G. Davidson
Name:	Matthew G. Davidson
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Celia Economides
Name:	Celia Economides
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 12, 2026